Form 10-Q
period 2020-09-30
Star Peak Energy Transition Corp.
filed 2020-11-16
CIK 1758766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

STAR PEAK ENERGY TRANSITION

CORP.

(Exact name of registrant as specified in its charter)

Delaware	001-39455	85-1972187
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

1603 Orrington Avenue, 13th Floor

Evanston, Illinois 60201

(Address of principal executive offices, including zip code)

(847) 905-4500

(Registrant’s telephone number, including area code)

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, $0.0001 par value, and one-third of one warrant	STPK.U	The New York Stock Exchange
Shares of Class A common stock included as part of the units	STPK	The New York Stock Exchange
Warrants included as part of the units, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	STPK WS	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes            ☒    No            ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes            ☒    No            ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.        ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes        ☒    No        ☐

As of November 16, 2020, 38,358,504 Class A common stock, par value $0.0001, and 9,589,626 Class B common stock, par value $0.0001, were issued and outstanding.

STAR PEAK ENERGY TRANSITION CORP.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

STAR PEAK ENERGY TRANSITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets:
Current assets:
Cash	$1,840,514	$-
Prepaid expenses	735,475	1,594
Total current assets	2,575,989	1,594
Deferred offering costs associated with initial public offering	-	251,424
Investments held in Trust Account	383,603,554	-
Total Assets	$386,179,543	$253,018

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$445,093	$35,093
Accrued expenses	121,296	154,174
Note payable	-	57,301
Franchise tax payable	149,639	-
Total current liabilities	716,028	246,568
Deferred legal fees	203,910	-
Deferred underwriting commissions in connection with the initial public offering	13,425,476	-
Total liabilities	14,345,414	246,568

Commitments
Class A common stock, $0.0001 par value; 36,683,412 and -0- shares subject to possible redemption at $10.00 per share as of September 30, 2020 and December 31, 2019, respectively	366,834,120	-

Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 400,000,000 shares authorized; 1,675,092 and -0- shares issued and outstanding (excluding 36,683,412 and -0- shares subject to possible redemption) as of September 30, 2020 and December 31, 2019, respectively	168	-
Class B common stock, $0.0001 par value; 40,000,000 shares authorized; 9,589,626 and 10,062,500 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively (1)	959	1,006
Additional paid-in capital	5,394,034	23,994
Accumulated deficit	(395,152)	(18,550)
Total stockholders' equity	5,000,009	6,450
Total Liabilities and Stockholders' Equity	$386,179,543	$253,018

(1) The amount of shares as of December 31, 2019 included up to 1,312,500 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters.  On August 26, 2020, the underwriters partially exercised their over-allotment option; thus, 472,874 shares of Class B common stock were forfeited.

The accompanying notes are an integral part of these unaudited condensed financial statements.

STAR PEAK ENERGY TRANSITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2020	2019	2020	2019
General and administrative expenses	$110,673	$1,080	$110,673	$9,566
General and administrative expenses - related party	133,210	-	133,210	-
Franchise tax expense	149,033	-	151,233	390
Loss from operations	392,916	1,080	395,116	9,956

Other income:
Gain on investment (net), dividends and interest held in Trust Account	18,514	-	18,514	-
Loss before income tax benefit	18,514	-	18,514	-
Income tax benefit	-	-	-	-
Net loss	$(374,402)	$(1,080)	$(376,602)	$(9,956)

Weighted average Class A ordinary shares outstanding, basic and diluted	37,878,718	-	37,878,718	-
Basic and diluted net loss per ordinary share, Class A	$(0.00)	$-	$(0.00)	$-
Weighted average Class B ordinary shares outstanding, basic and diluted (1)	9,589,626	9,589,626	9,589,626	9,589,626
Basic and diluted net loss per ordinary share, Class B	$(0.04)	$(0.00)	$(0.04)	$(0.00)

(1) Included up to 1,312,500 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters.  On August 26, 2020, the underwriters partially exercised their over-allotment option; thus, 472,874 shares of Class B common stock were forfeited.

The accompanying notes are an integral part of these unaudited condensed financial statements.

STAR PEAK ENERGY TRANSITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	For The Three and Nine Months Ended September 30, 2020
	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2019	-	$-	10,062,500	$1,006	$23,994	$(18,550)	$6,450
Net loss	-	-	-	-	-	-	-
Balance - March 31, 2020 (unaudited)	-	-	10,062,500	1,006	23,994	(18,550)	6,450
Net loss	-	-	-	-	-	(2,200)	(2,200)
Balance - June 30, 2020 (unaudited)	-	$-	10,062,500	1,006	23,994	(20,750)	4,250
Sale of units in initial public offering, gross	38,358,504	3,836	-	-	383,581,204	-	383,585,040
Offering costs	-	-	-	-	(22,152,459)	-	(22,152,459)
Sale of private placement warrants to Sponsor in private placement	-	-	-	-	10,771,700	-	10,771,700
Class B common stock forfeited	-	-	(472,874)	(47)	47	-	-
Class A common stock subject to possible redemption	(36,683,412)	(3,668)	-	-	(366,830,452)	-	(366,834,120)
Net loss	-	-	-	-	-	(374,402)	(374,402)
Balance - September 30, 2020	1,675,092	$168	9,589,626	$959	$5,394,034	$(395,152)	$5,000,009

(1) The amount of shares as of December 31, 2019 included up to 1,312,500 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters.  On August 26, 2020, the underwriters partially exercised their over-allotment option; thus, 472,874 shares of Class B common stock were forfeited.

	For The Three and Nine Months Ended September 30, 2019
	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholder's
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2018	-	$-	10,062,500	$1,006	$23,994	$(8,144)	$16,856
Net loss	-	-	-	-	-	(8,798)	(8,798)
Balance - March 31, 2019 (unaudited)	-	-	10,062,500	1,006	23,994	(16,942)	8,058
Net loss	-	-	-	-	-	(78)	(78)
Balance - June 30, 2019 (unaudited)	-	-	10,062,500	1,006	23,994	(17,020)	7,980
Net loss	-	-	-	-	-	(1,080)	(1,080)
Balance -September 30, 2019 (unaudited)	-	$-	10,062,500	$1,006	$23,994	$(18,100)	$6,900

The accompanying notes are an integral part of these unaudited condensed financial statements.

STAR PEAK ENERGY TRANSITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For The Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(376,602)	$(9,956)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on investment (net), dividends and interest held in Trust Account	(18,514)	-
Changes in operating assets and liabilities:
Prepaid expenses	(733,881)	-
Franchise tax payable	149,639	390
Accounts payable	20,000	(778)
Accrued expenses	24,622	-
Net cash used in operating activities	(934,736)	(10,344)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(383,585,040)	-
Net cash used in investing activities	(383,585,040)	-

Cash Flows from Financing Activities:
Proceeds from note payable to related party	200,000	-
Repayment of note payable to related party	(292,301)	(124,828)
Proceeds received from initial public offering, gross	383,585,040	-
Proceeds received from private placement	10,771,700	-
Offering costs paid	(7,904,149)	(24,500)
Net cash provided by (used in) financing activities	386,360,290	(149,328)

Net change in cash	1,840,514	(159,672)

Cash - beginning of the period	-	159,672
Cash - end of the period	$1,840,514	$-

Supplemental disclosure of noncash activities:
Offering costs included in accounts payable	$292,500	$35,000
Offering costs included in accrued expenses	$75,000	$19,046
Adjust offering costs against accrued expenses	$-	$(149,200)
Deferred legal fees	$203,910	$-
Deferred underwriting commissions in connection with the initial public offering	$13,425,476	$-
Reclassification of accrued offering costs to accounts payable	$(132,500)	$-
Accounts payable paid by Sponsor	$(35,000)	$-
Initial value of Class A common stock subject to possible redemption	$334,952,900	$-
Change in value of Class A common stock subject to possible redemption	$31,881,220	$-
Forfeiture of Class B common stock	$47	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

STAR PEAK ENERGY TRANSITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1—Description of Organization, Business Operations and Basis of Presentation

Star Peak Energy Transition Corp., formerly known as Star Peak Energy Acquisition Corp. (the “Company”), is a blank check company incorporated in Delaware on October 29, 2018 (inception) for the purpose of effecting a merger, capital stock exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). While the Company may pursue an acquisition opportunity in any business, industry, sector or geographical location, it intends to focus its efforts primarily on identifying businesses seeking to be a market leader in, and/or benefit from the increasing global initiatives to improve the efficiency of our energy ecosystems and reduce emissions (the “Energy Transition”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of September 30, 2020, the Company had not commenced any operations. All activity for the period from October 29, 2018 (inception) through September 30, 2020 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company temporary halted the Initial Public Offering in September 2019 and recapitalized and continued in July 2020. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

The Company’s sponsor is Star Peak Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on August 17, 2020.  On August 20, 2020, the Company consummated its Initial Public Offering of 35,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $350.0 million, and incurring offering costs of approximately $20.0 million, inclusive of approximately $12.3 million in deferred underwriting commissions (Note 5). On August 26, 2020, the Company consummated the sale of 3,358,504 Units at the Initial Public Offering price at $10.00 per Unit pursuant to the notice of partial exercise from the underwriters, generating additional gross proceeds of approximately $33.6 million, and incurring additional offering costs of approximately $1.8 million, inclusive of approximately $1.2 million in deferred underwriting commissions.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 6,733,333 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant to the Sponsor, generating gross proceeds of $10.1 million (Note 4). In connection with the consummation of the sale of additional Units pursuant to the underwriters’ over-allotment option, on August 26, 2020, the Company sold 447,801 Private Placement Warrants to the Sponsor, generating additional gross proceeds of approximately $0.7 million.

Upon the closing of the Initial Public Offering and the Private Placement on August 20, 2020, $350.0 million ($10.00 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement were placed in a trust account (“Trust Account”), located in the United States at J.P. Morgan Chase Bank, N.A. with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the assets held in the Trust Account as described below. Upon closing of the sale of Units and Private Placement Warrants upon exercise of the over-allotment, on August 26, 2020, $34.3 million of the net proceeds of the sale of the Units and Private Placement Warrants were placed in the Trust Account.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. If the Company’s securities are listed on a national securities exchange, the Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”).

STAR PEAK ENERGY TRANSITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide the holders of its outstanding Class A common stock, par value $0.0001 (the “Class A common stock”), sold in the Initial Public Offering (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares (as defined in Note 3) upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares of the Company’s outstanding common stock voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated certificate of incorporation, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transactions is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem Public Shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares, if any, in connection with the completion of a Business Combination.

Notwithstanding the foregoing, the Company’s amended and restated certificate of incorporation provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Class A common stock sold in the Initial Public Offering, without the prior consent of the Company.

The Company’s Sponsor, officers and directors (the “initial stockholders”) have agreed not to propose an amendment to the Company’s amended and restated certificate of incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination within 24 months from the closing of the Initial Public Offering, or August 20, 2022 (the “Combination Period”), unless the Company provides the Public Stockholders with the opportunity to redeem their shares of Class A common stock in conjunction with any such amendment.

If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

STAR PEAK ENERGY TRANSITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The initial stockholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account (or less than that in certain circumstances). In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by third parties, including any vendor for services rendered or products sold to the Company, or any prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all third parties, including vendors, service providers (except the Company’s independent registered public accounting firm and the underwriters with respect to the underwriting agreement), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 8-K and the final prospectus filed by the Company with the SEC on August 26, 2020 and August 19, 2020, respectively.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

STAR PEAK ENERGY TRANSITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Liquidity and Capital Resources

As of September 30, 2020, the Company had approximately $1.8 million in its operating bank account and working capital of approximately $1.8 million.

The Company’s liquidity needs to date have been satisfied through a capital contribution of $25,000 from the Sponsor to purchase the Founder Shares (as defined below), the loan of up to $300,000 under the Note (see Note 4), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on August 20, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s officers, directors and initial stockholders may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). To-date, there have been no borrowings under any Working Capital Loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the balance sheet. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2—Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on investment (net), dividends and interest held in Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

STAR PEAK ENERGY TRANSITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000, and investments held in Trust Account. At September 30, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

As of September 30, 2020, the carrying values of cash, accounts payable, accrued expenses, and franchise tax payable approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of investments held in the Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in money market funds that invest in U.S. government securities, or a combination thereof. The fair value for trading securities is determined using quoted market prices in active markets.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of underwriting, legal, accounting, and other costs incurred that were directly related to the Initial Public Offering and that were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2020, 36,683,412 shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s unaudited condensed balance sheet.

STAR PEAK ENERGY TRANSITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Income Taxes

The Company follows the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2020, the Company had deferred tax assets of approximately $55,000, which had a full valuation allowance recorded against them. The deferred tax assets are comprised of approximately $26,000 of organization and start-up costs and of approximately $29,000 of projected net operating loss for the current tax year.

For tax benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) Per Common Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common stock outstanding during the periods. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase up to an aggregate of 19,967,302 shares of the Company’s Class A common stock in the calculation of the diluted income per share, since their inclusion would be anti-dilutive under the treasury stock method.

The Company’s unaudited condensed statements of operations include a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income per common share, basic and diluted for Class A common stock is calculated by dividing the gain on investment (net), dividends and interest held in Trust Account of approximately $19,000 for the three and nine months ended September 30, 2020, net of applicable taxes available to be withdrawn from the Trust Account of approximately $19,000 for the three and nine months ended September 30, 2020, resulting in net income of $0 for the three months and nine ended September 30, 2020, by the weighted average number of Class A common stock outstanding for each period. Net loss per share, basic and diluted for Class B common stock is calculated by dividing the net loss of approximately $374,000 and $377,000 for the three and nine months ended September 30, 2020, respectively, less income attributable to Class A common stock of $0 for each period, by the weighted average number of Class B common stock outstanding for the period.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncement if currently adopted would have a material effect on the Company’s financial statements.

Note 3—Initial Public Offering

On August 20, 2020, the Company consummated its Initial Public Offering of 35,000,000 Units at $10.00 per Unit, generating gross proceeds of $350.0 million, and incurring offering costs of approximately $20.0 million, inclusive of approximately $12.3 million in deferred underwriting commissions. On August 26, 2020, the Company consummated the sale of 3,358,504 Units at the Initial Public Offering price at $10.00 per Unit pursuant to the notice of partial exercise from the underwriters, generating additional gross proceeds of approximately $33.6 million, and incurring additional offering costs of approximately $1.8 million, inclusive of approximately $1.2 million in deferred underwriting commissions.

STAR PEAK ENERGY TRANSITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Each Unit consists of one share of Class A common stock (such shares of Class A common stock included in the Units being offered, the “Public Shares”), and one-third of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 6).

Note 4—Related Party Transactions

Founder Shares

On November 8, 2018, the Sponsor purchased 2,875,000 shares (the “Founder Shares”) of the Company’s Class B common stock, par value $0.0001 per share, for an aggregate price of $25,000. On July 13, 2020, the Company effected a stock split resulting in the Sponsor holding 10,062,500 Founder Shares. All shares and the associated amounts have been retroactively restated to reflect the aforementioned stock split. On July 29, 2020, the Sponsor transferred 40,000 Founder Shares to each of Desirée Rogers and C. Park Shaper, the Company’s independent director nominees. The initial stockholders agreed to forfeit up to 1,312,500 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters, so that the Founder Shares would represent 20% of the outstanding shares after the Initial Public Offering. The underwriters partially exercised their over-allotment option on August 26, 2020, with the remaining portion of the over-allotment option expiring at the conclusion of the 45-day option period. As a result, an aggregate of 472,874 Founder Shares were forfeited upon the expiration of the over-allotment option.

The Founder Shares will automatically convert into Class A common stock on a one-for-one basis at the time of the Company’s initial Business Combination and are subject to certain transfer restrictions, as described below. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to the closing of the initial Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the Business Combination).

The initial stockholders agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination, (x) if the last sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their common stock for cash, securities or other property.

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 6,733,333 Private Placement Warrants at a price of $1.50 per Private Placement Warrant to the Sponsor, generating gross proceeds of $10.1 million. In connection with the consummation of the sale of additional Units pursuant to the underwriters’ over-allotment option, on August 26, 2020, the Company sold an additional 447,801 Private Placement Warrants to the Sponsor, generating additional gross proceeds of approximately $0.7 million.

Each Private Placement Warrant is exercisable for one share of Class A common stock at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants will be added to the proceeds from the Initial Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

STAR PEAK ENERGY TRANSITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Sponsor and the Company’s officers and directors have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

Related Party Reimbursements and Loans

The Company’s Sponsor has agreed to loan the Company up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note, dated November 8, 2018 and later amended on July 10, 2020 (the “Note”). This loan is non-interest bearing and payable upon the completion of the Initial Public Offering. In 2018 and 2019, the Company borrowed approximately $182,000 under the Note and repaid approximately $125,000 when it temporary halted the Initial Public Offering in September 2019. The Company recapitalized and continued in July 2020, and borrowed an additional of $235,000 under the Note. The Company fully repaid the remaining balance the Note of approximately $292,000 on August 20, 2020.

In September 2020, the Company reimbursed affiliates of the Sponsor for costs incurred of approximately $113,000.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination is not completed, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, no Working Capital Loan was outstanding.

Administrative Service Agreement

Commencing on the date that the Company’s securities were first listed on the NYSE, the Company agreed to pay an affiliate of the Sponsor of total $10,000 per month for office space, utilities, secretarial support and administrative services. Upon completion of the initial Business Combination or the liquidation, the Company will cease paying these monthly fees. The Company incurred approximately $20,000 in administrative expenses under the agreement, which is recognized in the accompanying unaudited condensed statements of operations for both the three and nine months ended September 30, 2020 within general and administrative expenses – related party.

Note 5—Commitments and Contingencies

Registration Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans, if any, are entitled to registration rights (in the case of the Founder Shares, only after conversion of such shares into Class A common stock) pursuant to the registration and shareholder rights agreement. These holders will be entitled to certain demand and “piggyback” registration rights. However, the registration and shareholder rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

STAR PEAK ENERGY TRANSITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Underwriting Agreement

The Company granted the underwriters a 45-day option from the closing date of the Initial Public Offering to purchase up to 5,250,000 additional Units to cover over-allotments, if any, at $10.00 per Unit, less underwriting discounts and commissions. On August 26, 2020, the Company consummated the sale of an additional 3,358,504 Units at the Initial Public Offering price at $10.00 per Unit pursuant to the notice of partial exercise from the underwriters.

The underwriters were entitled to an underwriting discount of $0.20 per Unit, or $7.0 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per Unit, or approximately $12.3 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred underwriting commissions will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

In connection with the consummation of the sale of Units pursuant to the over-allotment option on August 26, 2020, the underwriters were entitled to an aggregate of approximately $0.7 million in fees payable upon closing and an additional deferred underwriting commissions of approximately $1.2 million.

Note 6—Stockholders’ Equity

Common Stock

Class A common stock — The Company is authorized to issue 400,000,000 Class A common stock with a par value of $0.0001 per share. As of September 30, 2020, there were 38,358,504 Class A common shares outstanding, including 36,683,412 shares of Class A common stock subject to possible redemption that were classified as temporary equity in the accompanying condensed balance sheet.

Class B common stock — The Company is authorized to issue 40,000,000 shares of Class B common stock with a par value of $0.0001 per share. On July 13, 2020, the Company effected a stock split resulting in the Sponsor holding 10,062,500 shares of Class B common stock. All shares and the associated amounts have been retroactively restated to reflect the aforementioned stock split. Of the 10,062,500 shares of Class B common stock outstanding, up to 1,312,500 shares were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the initial stockholders would collectively own 20.0% of the Company’s issued and outstanding common stock after the Initial Public Offering. The underwriters partially exercised their over-allotment option on August 26, 2020, with the remaining portion of the over-allotment option expiring at the conclusion of the 45-day option period. As a result, an aggregate of 472,874 Founder Shares were forfeited upon the expiration of the over-allotment option.

Common stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Holders of the Class A common stock and holders of the Class B common stock will vote together as a single class on all matters submitted to a vote of our stockholders except as required by law.

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2020, there were no shares of preferred stock issued or outstanding.

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 20 business days, after the closing of a Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A common stock issuable upon exercise of the Public Warrants. The Company will use its commercially reasonable efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A common stock issuable upon exercise of the warrants is not effective by the sixtieth (60th) day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

STAR PEAK ENERGY TRANSITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Redemption of Warrants when the price per Class A ordinary share equals or exceeds $18.00. Once the warrants become exercisable, the Company may redeem the Public Warrants (except as described herein with respect to the Private Placement Warrants):

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption; and

•	if, and only if, the reported closing price of the Company’s Class A ordinary shares equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending three trading days prior to the date on which the Company sends the notice of redemption to the warrant holders

The Company will not redeem the warrants as described above unless a registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants is then effective and a current prospectus relating to those Class A ordinary shares is available throughout the 30-day redemption period. If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

Redemption of Warrants when the price per Class A Ordinary Share equals or exceeds $10.00. Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

•	in whole and not in part;

•	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption; provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares based on the redemption date and the “fair market value” of the Company’s Class A ordinary shares;

•	if, and only if, the last reported sale price (the “closing price”) of the Company’s Class A ordinary shares equals or exceeds $10.00 per Public Share (as adjusted) for any 20 trading days within the 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders; and

•	if the closing price of the Class A ordinary shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

If and when the Public Warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

The exercise price and number of ordinary shares issuable upon exercise of the Public Warrants may be adjusted in certain circumstances, including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. However, except as described below, the Public Warrants will not be adjusted for issuance of ordinary shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company has not completed a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their Public Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

STAR PEAK ENERGY TRANSITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates a Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price and the “Redemption of Warrants when the price per Class A ordinary share equals or exceeds $10.00” described above will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described above under “Redemption of Warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants will be identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable (except as described above under “Redemption of Warrants when the price per Class A ordinary share equals or exceeds $10.00”) so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable under all redemption scenarios by the Company and exercisable by such holders on the same basis as the Public Warrants.

Note 7—Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Investments held in Trust Account:
U.S. Treasury Securities	$383,603,554	$-	$-

	$383,603,554	$-	$-

The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three and nine months ended September 30, 2020.

Note 8—Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through November 13, 2020, the date the financial statements were available for issuance, require potential adjustment to or disclosure in the financial statements and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to Star Peak Energy Transition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company incorporated in Delaware on October 29, 2018 for the purpose of effecting a merger, capital stock exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). While we may pursue an acquisition opportunity in any business, industry, sector or geographical location, we intend to focus its efforts primarily on identifying businesses seeking to be a market leader in, and/or benefit from the increasing global initiatives to improve the efficiency of our energy ecosystems and reduce emissions (the “Energy Transition”). Our sponsor is Star Peak Sponsor LLC, a Delaware limited liability company (our “Sponsor”).

Our registration statement for our Initial Public Offering (the “Initial Public Offering”) became effective on August 17, 2020.  On August 20, 2020, we consummated the Initial Public Offering of 35,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $350.0 million, and incurring offering costs of approximately $20.0 million, inclusive of approximately $12.3 million in deferred underwriting commissions. On August 26, 2020, we consummated the sale of an additional 3,358,504 Units at the Initial Public Offering price at $10.00 per Unit pursuant to the notice of partial exercise from the underwriters, generating additional gross proceeds of approximately $33.6 million, and incurring additional offering costs of approximately $1.8 million, inclusive of an additional approximately $1.2 million in deferred underwriting commissions.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 6,733,333 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant to our Sponsor, generating gross proceeds of $10.1 million. In connection with the consummation of the sale of additional Units pursuant to the underwriters’ over-allotment option, on August 26, 2020, we sold 447,801 Private Placement Warrants to our Sponsor, generating additional gross proceeds of approximately $0.7 million.

Upon the closing of the Initial Public Offering and the Private Placement on August 20, 2020, $350.0 million ($10.00 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement were placed in a trust account (“Trust Account”), located in the United States at J.P. Morgan Chase Bank, N.A. with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the assets held in the Trust Account as described below. Upon closing of the sale of Units and Private Placement Warrants upon exercise of the over-allotment, on August 26, 2020, $34.3 million of the net proceeds of the sale of the Units and Private Placement Warrants were placed in the Trust Account.

If we are unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or August 20, 2022, unless we provide the Public Stockholders with the opportunity to redeem their shares of Class A common stock in conjunction with any such amendment, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Results of Operations

Our entire activity since inception through September 30, 2020 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of gain on investment (net), dividends and interest held in Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2020, we had net loss of approximately $374,000, which consisted of approximately $111,000 in general and administrative expenses, approximately $133,000 in general and administrative expenses for costs incurred with our Sponsor and approximately $149,000 of franchise tax expense, which was partially offset by approximately $19,000 gain on investment (net), dividends and interest held in Trust Account.

For the nine months ended September 30, 2020, we had net loss of approximately $377,000, which consisted of approximately $111,000 in general and administrative expenses, approximately $133,000 in general and administrative expenses for costs incurred with our Sponsor and approximately $151,000 of franchise tax expense, which was partially offset by approximately $19,000 gain on investment (net), dividends and interest held in Trust Account.

For the three months ended September 30, 2020, we had net loss of approximately $1,100, which consisted of approximately $1,100 in general and administrative expenses.

For the nine months ended September 30, 2020, we had net loss of approximately $10,000, which consisted of approximately $10,000 in general and administrative expenses and approximately $400 of franchise tax expense.

Liquidity and Capital Resources

As of September 30, 2020, we had approximately $1.8 million in our operating bank account and working capital of approximately $1.8 million. Our liquidity needs to date have been satisfied through a capital contribution of $25,000 from our Sponsor to purchase the Founder Shares, the loan of up to $300,000 under a note agreement with our Sponsor (the “Note”), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note on August 20, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, our officers, directors and initial stockholders may, but are not obligated to, provide us working capital loans. To-date, there have been no borrowings under any working capital loans.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity from our Sponsor or an affiliate of our Sponsor, or our officers and directors to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

We continue to evaluate the impact of the COVID-19 pandemic and have concluded that the specific impact is not readily determinable as of the date of the balance sheet. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities, other than an agreement to pay Administrative Services Agreement fees to our Sponsor that total $10,000 per month for office space, secretarial and administrative services provided to members of our management team.

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company has identified the following as its critical accounting policies:

Class A Common Stock Subject to Possible Redemption

Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our outstanding Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2020, 36,683,412 shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the unaudited condensed balance sheet.

Net Income (Loss) Per Common Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common stock outstanding during the periods. We have not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase up to an aggregate of 19,967,302 shares of our Class A common stock in the calculation of the diluted income per share, since their inclusion would be anti-dilutive under the treasury stock method.

The unaudited condensed statements of operations include a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income per common share, basic and diluted for Class A common stock is calculated by dividing the gain on investment (net), dividends and interest held in Trust Account of approximately $19,000 for the three and nine months ended September 30, 2020, net of applicable taxes available to be withdrawn from the Trust Account of approximately $19,000 for the three and nine months ended September 30, 2020, resulting in net income of $0 for the three months and nine ended September 30, 2020, by the weighted average number of Class A common stock outstanding for each period. Net loss per share, basic and diluted for Class B common stock is calculated by dividing the net loss of approximately $374,000 and $377,000 for the three and nine months ended September 30, 2020, respectively, less income attributable to Class A common stock of $0 for each period, by the weighted average number of Class B common stock outstanding for the period.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Inflation

We do not believe that inflation had a material impact on our business, revenues or operating results during the period presented.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2020, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s final prospectus for the Initial Public Offering as filed with the SEC on August 19, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

Unregistered Sales

On November 8, 2018, our Sponsor purchased 2,875,000 shares (the “Founder Shares”) of our Class B common stock, par value $0.0001 per share, for an aggregate price of $25,000. On July 13, 2020, we effected a stock split resulting in our Sponsor holding 10,062,500 Founder Shares. On July 29, 2020, our Sponsor transferred 40,000 Founder Shares to each of Desirée Rogers and C. Park Shaper, our independent director nominees. The initial stockholders agreed to forfeit up to 1,312,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters, so that the Founder Shares would represent 20% of the outstanding shares after the Initial Public Offering. The underwriters partially exercised their over-allotment option on August 26, 2020, with the remaining portion of the over-allotment option expiring at the conclusion of the 45-day option period. As a result, an aggregate of 472,874 Founder Shares were forfeited upon the expiration of the over-allotment option. Such securities were issued in connection with the Company’s organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Simultaneously with the closing of the Initial Public Offering, we consummated the Private Placement of 6,733,333 Private Placement Warrants at a price of $1.50 per Private Placement Warrant to our Sponsor, generating gross proceeds of $10.1 million. In connection with the consummation of the sale of additional Units pursuant to the underwriters’ over-allotment option, on August 26, 2020, we sold 447,801 Private Placement Warrants to our Sponsor, generating additional gross proceeds of approximately $0.7 million. These issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

No underwriting discounts or commissions were paid with respect to such sales.

Use of Proceeds

On August 20, 2020, we consummated an Initial Public Offering of 35,000,000 Units at $10.00 per Unit, generating gross proceeds of $350.0 million. On August 26, 2020, we consummated the sale of 3,358,504 Units at the Initial Public Offering price at $10.00 per Unit pursuant to the notice of partial exercise from the underwriters, generating additional gross proceeds of approximately $33.6 million. The securities in the offering were registered under the Securities Act on registration statements on Form S-1 (File No. 333-240267) that became effective on August 17, 2020. Credit Suisse Securities (USA) LLC acted as the underwriter for the Initial Public Offering.

In connection with the Initial Public Offering and the sale of Units as a result of partial exercise of the over-allotment option, we incurred offering costs of approximately $21.8 million, inclusive of approximately $13.5 million in deferred underwriting commissions. Other incurred offering costs consisted principally of preparation fees related to the Initial Public Offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the Initial Business Combination, if consummated) and the Initial Public Offering expenses, approximately $384.3 million of the net proceeds from our Initial Public Offering, the sale of Units resulting from partial exercise of the over-allotment and certain of the proceeds from the Private Placement of the Private Placement Warrants (or $10.00 per share sold in the Initial Public Offering) was placed in the Trust Account. The net proceeds of the Initial Public Offering, the sale of Units resulting from partial exercise of the over-allotment and certain proceeds from the sale of the Private Placement Warrants are held in the Trust Account and invested as described elsewhere in this Quarterly Report on Form 10-Q.

There has been no material change in the planned use of the proceeds from the Initial Public Offering and Private Placement as is described in the Company’s final prospectus related to the Initial Public Offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 16th day of November 2020.

STAR PEAK ENERGY TRANSITION CORP.

By:	/s/ Eric Scheyer
Name:	Eric Scheyer
Title:	Chief Executive Officer and Director