Form 10-K
period 2020-12-31
Star Peak Energy Transition Corp.
filed 2021-03-04
CIK 1758766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020
☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from      to
STAR PEAK ENERGY TRANSITION CORP.
(Exact name of registrant as specified in its charter)
Delaware	001-39455	85-1972187
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)
1603 Orrington Avenue, 13th Floor Evanston, Illinois	60201
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (847) 905-4500
Not Applicable
(Former name or former address, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Units, each consisting of one share of Class A common stock, $0.0001 par value, and one-third of one warrant	STPK.U	The New York Stock Exchange
Shares of Class A common stock included as part of the units	STPK	The New York Stock Exchange
Warrants included as part of the units, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	STPK WS	The New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒ Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐
As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s securities were not publicly traded. The registrant’s units began trading on The New York Stock Exchange (“NYSE”) on August 17, 2020 and the registrant’s shares of Class A common stock, par value $0.0001 (the “Class A common stock”) and warrants began trading on the NYSE on October 8, 2020. The aggregate market value of the common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the shares of common stock on December 31, 2020, as reported on the NYSE, was $784,814,992 (based on the closing sales price of the Class A common stock on December 31, 2020 of $20.46).
As of February 22, 2021, 38,358,504 shares of Class A common stock, par value $0.0001, and 9,589,626 shares of Class B common stock, par value $0.0001, were issued and outstanding.
Documents Incorporated by Reference: None.

i

CERTAIN TERMS
Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), or the context otherwise requires, references to:
•
“common stock” are to our Class A common stock and our Class B common stock, collectively;

•
“founder shares” are to shares of our Class B common stock initially purchased by our sponsor in a private placement prior to our initial public offering, and the shares of our Class A common stock issued upon the conversion thereof as provided herein;

•
“initial stockholders” are to our sponsor and any other holders of our founder shares prior to our initial public offering (or their permitted transferees);

•
“Magnetar” are to Magnetar Capital LLC and its affiliated entities, one of which is our sponsor;

•
“Magnetar Energy & Infrastructure Group” are to the business segment of Magnetar which manages investment funds focusing on the energy and infrastructure sector;

•
“management” or our “management team” are to our officers and directors;

•
“New Stem” are to Stem, Inc. (formerly Star Peak Energy Transition Corp.), after giving effect to the business combination;

•
“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering;

•
“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);

•
“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

•
“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market), to the private placement warrants if held by third parties other than our sponsor (or permitted transferees), and to any private placement warrants issued upon conversion of working capital loans that are sold to third parties that are not initial purchasers or executive officers or directors (or permitted transferees), in each case, following the consummation of our initial business combination;

•
“sponsor” are to Star Peak Sponsor LLC, a Delaware limited liability company;

•
“warrants” are to our redeemable warrants, which includes the public warrants as well as the private placement warrants to the extent they are no longer held by the initial purchasers of the private placement warrants or their permitted transferees;

•
“STPC” is to Star Peak Corp II, a Delaware corporation (NYSE: STPC); and

•
“we,” “us,” “company,” “STPK” or “our company” are to Star Peak Energy Transition Corp.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Report, including, without limitation, statements under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:
•
our ability to complete our initial business combination with Stem Inc. (“Stem”), or any other initial business combination;

•
our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•
our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•
our potential ability to obtain additional financing to complete our initial business combination;

•
our pool of prospective target businesses;

•
the ability of our officers and directors to generate a number of potential investment opportunities;

•
our public securities’ potential liquidity and trading;

•
the lack of a market for our securities;

•
the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•
the trust account not being subject to claims of third parties; or

•
our financial performance following our initial public offering.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under “Risk Factors” may not be exhaustive.
By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Report. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Report, those results or developments may not be indicative of results or developments in subsequent periods.

iii

SUMMARY OF RISK FACTORS
The following is a summary of the principal risks described below in Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K. We believe that the risks described in the “Risk Factors” section are material to investors, but other factors not presently known to us or that we currently believe are immaterial may also adversely affect us. The following summary should not be considered an exhaustive summary of the material risks facing us, and it should be read in conjunction with the “Risk Factors” section and the other information contained in this Annual Report on Form 10-K.
•
We are a recently formed blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

•
Past performance by our management team is not indicative of future performance of an investment in us.

•
Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

•
Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

•
If we seek stockholder approval of our initial business combination, our initial stockholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

•
The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

•
The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

•
The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

•
Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and the status of debt and equity markets.

•
We may not be able to complete our initial business combination within the 24 months after the closing of our initial public offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

•
If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors and their affiliates may elect to purchase shares from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock.

•
If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

•
You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment you may be forced to sell your public shares or warrants, potentially at a loss.

•
NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

•
You will not be entitled to protections normally afforded to investors of many other blank check companies.

•
If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.

•
Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

•
If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for at least 24 months from the closing of our initial public offering, we may be unable to complete our initial business combination, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

•
If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for at least the next 24 months, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search for a business combination, to pay our taxes, including franchise and income taxes, and to complete our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination.

•
Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

•
If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

•
Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

•
If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

PART I
ITEM 1. BUSINESS
Overview
We are a blank check company incorporated in Delaware for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Report as our initial business combination. We are an early stage and emerging growth company and, as such, we are subject to all of the risk associated with early stage and emerging growth companies.
In November 2018, our sponsor purchased an aggregate of 2,875,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.009 per share. Prior to the initial investment in the company of $25,000 by our sponsor, the company had no assets, tangible or intangible. On July 13, 2020, we effected a stock split resulting in our sponsor holding 10,062,500 founder shares. On July 29, 2020, our sponsor transferred 40,000 founder shares to each of Desirée Rogers and C. Park Shaper, our independent director nominees.
On August 20, 2020, the company completed its initial public offering of 35,000,000 units generating gross proceeds of $350,000,000. On August 26, 2020, the underwriters partially exercised the over-allotment option and purchased an additional 3,358,504 units, at a price of $10.00 per unit, generating gross proceeds of $33,585,040; thus, 472,874 shares of founder shares were forfeited. Each unit consists of one (1) share of Class A common stock, par value $0.0001, and one-third (1/3) of one (1) redeemable warrant. Each whole warrant entitles the holder thereof to purchase one (1) share of Class A common stock at a price of $11.50 per share, subject to certain adjustments.
Concurrently with the completion of the company’s initial public offering, the sponsor purchased an aggregate of 7,181,134 private placement warrants, including an additional 447,801 private placement warrants that were issued in connection with the exercise of the underwriters’ overallotment option, at a price of $1.50 per warrant, or $10,771,701 in the aggregate. The purchase price of the private placement warrants was added to the net proceeds of the company’s initial public offering and placed in the trust account such that the trust account held $383.6 million at the time of closing of the company’s initial public offering. Each whole private placement warrant entitles the holder thereof to purchase one (1) share of Class A common stock at a price of $11.50 per share, subject to certain adjustments.
On December 3, 2020, we entered into an Agreement and Plan of Merger (the “merger agreement”) with STPK Merger Sub Corp., a Delaware corporation and wholly-owned subsidiary of STPK (“Merger Sub”) and Stem, Inc., a Delaware corporation (“Stem”). If the merger agreement is adopted by Stem’s stockholders, the merger agreement and the transactions contemplated thereby, including the issuance of common stock of STPK (“New Stem Common Stock”) to be issued or reserved as the merger consideration, is approved by STPK’s stockholders, and the merger is subsequently completed, Merger Sub will merge with and into Stem, with Stem surviving the merger as a wholly owned subsidiary of STPK (the “merger” or the “Proposed Transaction”).
Immediately prior to the effective time of the merger, each outstanding share of Stem common stock, including common stock held by prior owners of Stem preferred stock (other than shares owned by Stem as treasury stock, dissenting shares and restricted shares) (“Existing Stem Common Stock”), will be cancelled and converted into the right to receive a pro rata portion of approximately 65,000,000 shares of New Stem Common Stock (less any shares of New Stem Common Stock that will be issuable upon exercise of certain outstanding options and warrants to purchase capital stock of Stem that remain outstanding after the merger).
The total number of shares of New Stem Common Stock expected to be issued in the merger at the closing of the merger is approximately 65,000,000 (including shares of New Stem Common Stock that will be issuable upon exercise of certain outstanding options and warrants to purchase capital stock of Stem that remain outstanding after the merger), and holders of shares of Stem common stock as of immediately prior to the closing of the merger (and following the conversion of Stem preferred stock, Stem Warrants and Convertible Notes into New Stem Common Stock) will hold, in the aggregate, approximately 48% and 66.9% of the issued and outstanding shares of New Stem Common Stock immediately following the closing of the merger, assuming no shares of STPK common stock are redeemed and the maximum number of shares of STPK common stock are redeemed, respectively. We intend to list the combined company’s common stock and public warrants on the NYSE under the symbols STEM and STEM WS, respectively, upon the closing of the merger. STPK will not have units traded following closing of the merger.
Consummation of the transactions contemplated by the merger agreement are subject to customary conditions of the respective parties, including receipt of approval from stockholders of each of STPK and Stem for consummation of the merger and certain other actions related thereto by our stockholders.
For additional information regarding Stem, the merger agreement and transactions relating thereto, see the proxy statement/consent solicitation statement/prospectus initially filed by STPK on December 17, 2020.
Other than as specifically discussed, this report does not assume the closing of the transactions contemplated by the merger agreement.
Business Strategy
Our business strategy is to identify, combine with and maximize the value of a company seeking to be a market leader in, and/or benefit from the increasing global initiatives to improve the efficiency of our energy ecosystems and reduce emissions, which we refer to as the “Energy Transition”. In executing this strategy, we look for a target that (i) complements the experience of our management team and the Magnetar Energy & Infrastructure Group, (ii) can benefit from our team’s operating and financial expertise and (iii) represents a compelling investment opportunity for the company and our stockholders. We focus our efforts on opportunities where we feel we have a competitive advantage and are best situated to enhance the value of the business after completion of the business combination. The ultimate goal of this business strategy is to maximize stockholder value.
Our management team and board of directors have an extensive network of contacts that they will leverage in their efforts to identify an attractive target participating in the Energy Transition. Additionally, our management team and board of directors have worked together for over a decade. We believe this existing network and long history of working together are advantages in sourcing potential business combination targets. We also believe that our management team’s reputation, experience and track record will make us a preferred counterparty for public and private companies participating in the Energy Transition. We also believe many privately held and publicly traded companies consider Magnetar to be a trustworthy partner and recognize the firm’s ability to support value and enhance returns.
In addition, we believe that the breadth of the Magnetar Energy & Infrastructure Group’s investment activities is a competitive advantage. The Magnetar Energy & Infrastructure Group has experience across the energy infrastructure and renewables subsectors and has invested across the capital structure in both private and publicly traded companies. As a result, the Magnetar Energy & Infrastructure Group believes it has a strong understanding of key macro trends, investor expectations and market sentiment driving the Energy Transition.
A substantial portion of the companies involved in the Magnetar Energy & Infrastructure Group’s historical investments would have been attractively sized as potential targets for our initial business combination. Therefore, the Magnetar Energy & Infrastructure Group’s ongoing implementation of its private investment strategy could be another source of targets for our initial business combination to the extent that certain investment opportunities it reviews may not be appropriate for Magnetar’s existing investment funds, but attractive for our company.
Following the completion of our initial public offering, we began the process of communicating with the network of relationships of our management team, our board of directors and their affiliates to articulate the parameters for our search for a potential target initial business combination and began the process of pursuing and reviewing potential opportunities.

Acquisition Criteria
Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating targets for our initial business combination. We will use these criteria and guidelines in evaluating business combination opportunities, but we may decide to enter into our initial business combination with a target business that does not meet any or all of these criteria and guidelines. We currently intend to focus on targets that we believe:
•
are well positioned to benefit from the Energy Transition, by focusing on business or sustainable solutions that contribute to or enable carbon emission reduction;

•
have a positive environmental and social impact, taking into account stakeholders, employees and the community, without sacrificing a financial return for our stockholders;

•
will benefit from our management team’s operating expertise, technical expertise, structuring expertise, extensive network, insight and capital markets expertise in the Energy Transition;

•
have opportunities to grow the business organically and via third-party acquisitions, accelerating the Energy Transition;

•
will be well received by public investors and are expected to have access to the public capital markets, including ESG-focused investors;

•
are engaged in activities that would benefit from what our management team and Magnetar Energy & Infrastructure Group believe to be key macro trends driving the Energy Transition.

•
are expected to generate attractive risk-adjusted returns for our stockholders.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management team may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet any or all of the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which, as discussed in this Report would be in the form of proxy solicitation or tender offer materials that we would file with the SEC.
Initial Business Combination
The NYSE rules require that we complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting discounts and commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or an independent accounting firm with respect to the satisfaction of such criteria. Our stockholders may not be provided with a copy of such opinion, nor will they be able to rely on such opinion.
We anticipate structuring our initial business combination so that the post-transaction company will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons. However, we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for the post-transaction company not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the NYSE’s 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as the initial business combination for seeking stockholder approval or for purposes of a tender offer, as applicable.
Our Acquisition Process
In evaluating a prospective target business, we expect to conduct a thorough due diligence review that will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial and other information that will be made available to us. We will also utilize our transactional, financial, managerial and investment experience.
We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or an independent accounting firm that our initial business combination is fair to our company from a financial point of view.
Our sponsor, members of our management team and our independent directors directly or indirectly own founder shares and/or private placement warrants and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.
Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such other entity. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation. In addition, Magnetar and its affiliates and our officers and directors may sponsor or form other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target. However, we do not currently expect that any such other blank check company would materially affect our ability to complete our initial business combination. In addition, our sponsor, officers and directors, are not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence.
Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination
We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, including franchise and income taxes, divided by the number of then outstanding public shares, subject to certain limitations. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Our initial stockholders, Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they may acquire during or after the Public Offering in connection with the completion of our business combination.
Conduct of Redemptions Pursuant to Tender Offer Rules
If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our amended and restated certificate of incorporation: (a) conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and (b) file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.
Submission of Our Initial Business Combination to a Stockholder Vote
In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.
If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination. Our initial stockholders will count toward this quorum and have agreed to vote their founder shares and any public shares purchased during or after our initial public offering in favor of our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether it votes for or against the proposed transaction. In addition, our sponsor, officers and directors have entered into letter agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of a business combination.
In the event we seek stockholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our initial stockholders, sponsor, directors, officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.
The purpose of any such purchases of shares could be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our common stock may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.
Limitation on Redemption Upon Completion of Our Initial Business Combination if We Seek Stockholder Approval
Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation will provide that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in this offering, which we refer to as the “Excess Shares,” without our prior consent. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in this offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in this offering, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our business combination.
Redemption of Public Shares and Liquidation if no Initial Business Combination
Our amended and restated certificate of incorporation provides that we have until August 20, 2022 to complete our initial business combination. If we are unable to complete our business combination by such date, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, including franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our business combination by August 20, 2022.
Competition
In identifying, evaluating and selecting a target business for our business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.
Employees
We currently have two officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in.

Available Information
We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events (e.g., changes in corporate control, acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business and bankruptcy) in a Current Report on Form 8-K. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov. In addition, we will provide copies of these documents without charge upon request from us in writing at 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201 or by telephone number at (847) 905-4500.

ITEM 1A. RISK FACTORS
An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K and the prospectus associated with our initial public offering, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. For risk factors related to the Business Combination, see the Proxy Statement/Consent Solicitation/Prospectus initially filed by STPK on December 17, 2020.
We are a recently formed blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
We are a recently formed company with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We may be unable to complete our business combination. If we fail to complete our business combination, we will never generate any operating revenues.
Past performance by our management team is not indicative of future performance of an investment in us.
Information regarding performance by, or businesses associated with, our management team, is presented for informational purposes only. Any past experience and performance of our management team is not a guarantee either: (1) that we will be able to successfully identify a suitable candidate for our initial business combination; or (2) of any results with respect to any initial business combination we may consummate. You should not rely on the historical record of the performance of our management team as being indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward.
Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.
We may choose not to hold a stockholder vote to approve our initial business combination if the business combination would not require stockholder approval under applicable law or stock exchange listing requirements. Except as required by applicable law or stock exchange requirement, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our public shares do not approve of the business combination we complete.
Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.
At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Since our board of directors may complete a business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination, unless we seek such stockholder vote. Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.
If we seek stockholder approval of our initial business combination, our initial stockholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.
We expect that our initial stockholders will own at least approximately 20% of our outstanding shares of common stock immediately following the completion of our initial public offering. Our initial stockholders and management team also may from time to time purchase shares of Class A common stock prior to our initial business combination. Our amended and restated certificate of incorporation provides that, if we seek stockholder approval of an initial business combination, such initial business combination will be approved if we receive the affirmative vote of a majority of the shares voted at such meeting, including the founder shares. Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our initial stockholders and management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination.
The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.
We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.
The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.
The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.
If our business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.
The requirement that we complete our initial business combination within 24 months after the closing of our initial public offering may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would produce value for our stockholders.
Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within 24 months from the closing of our initial public offering. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.
Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and the status of debt and equity markets.
In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (“COVID-19”) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. The COVID-19 outbreak has resulted and a significant outbreak of other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected. In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.
We may not be able to complete our initial business combination within the 24 months after the closing of our initial public offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.
We may not be able to find a suitable target business and complete our initial business combination within 24 months after the closing of our initial public offering. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period (subject to our ability to seek an extension of such 24-month period as described herein), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, including franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.00 per share, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.
If we are unable to complete an initial business combination within the 24-month period, we may seek an amendment to our amended and restated certificate of incorporation to extend the period of time we have to complete an initial business combination beyond 24 months. Our amended and restated certificate of incorporation requires that such an amendment be approved by holders of 65% of our outstanding common stock.
If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors and their affiliates may elect to purchase shares from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock.
If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so.
Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of any such purchases of shares could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. In addition, if such purchases are made, the public “float” of our Class A common stock and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.
If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.
We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our business combination. Despite our compliance with these rules, if a stockholder fails to receive our proxy solicitation or tender offer materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly redeem or tender public shares. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the proxy solicitation or tender offer materials mailed to such holders, or up to two business days prior to the initially scheduled vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these or any other procedures, its shares may not be redeemed.
You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (a) the completion of our initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (b) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to provide holders of our Class A common stock the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (ii) with respect to any other provisions relating to the rights of holders of our Class A common stock, and (c) the redemption of our public shares if we have not consummated our business combination within 24 months from the closing of our initial public offering, subject to applicable law and as further described herein. In addition, if we are unable to complete an initial business combination within 24 months from the closing of our initial public offering for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond 24 months from the closing of our initial public offering before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
Our securities are currently listed on the NYSE. However, we cannot assure you that our securities will be, or will continue to be, listed on the NYSE in the future or prior to our initial business combination. In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, our stock price would generally be required to be at least $4.00 per share and we must have 400 round lot holders upon the consummation of our initial business combination. We may not be able to meet those initial listing requirements at that time.
If the NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:
•
a limited availability of market quotations for our securities;

•
reduced liquidity for our securities;

•
a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•
a limited amount of news and analyst coverage; and

•
a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, Class A common stock and warrants are listed on the NYSE, our units, Class A common stock and warrants will be covered securities. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the state of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.
If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.
Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.
We have encountered and continue to expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources are relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination, in conjunction with a stockholder vote or via a tender offer. Target businesses will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.
If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for at least 24 months from the closing of our initial public offering, we may be unable to complete our initial business combination, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.
The funds available to us outside of the trust account may not be sufficient to allow us to operate for 24 months from the closing of our initial public offering, assuming that our initial business combination is not completed during that time. We believe that, upon the closing of our initial public offering, the funds available to us outside of the trust account will be sufficient to allow us to operate for 24 months from the closing of our initial public offering; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation.
If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for at least the next 24 months, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search for a business combination, to pay our taxes, including franchise and income taxes, and to complete our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination.
Of the net proceeds of our initial public offering and the sale of the private placement warrants, only approximately $2,000,000 will be available to us initially outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or we may be forced to liquidate. None of our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and waive all rights to seek access to funds in our trust account. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive an estimated $10.00 per share, on our redemption of our public shares, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares.
Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.
Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues in relation to a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.
If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.
Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm ), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.
Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm and the underwriters of our initial public offering) for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.
In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations.
While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.
If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.
If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors.
If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.
If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.
If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our business combination.
If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:
•
restrictions on the nature of our investments; and

•
restrictions on the issuance of securities, each of which may make it difficult for us to complete our business combination.

In addition, we may have imposed upon us burdensome requirements, including:
•
registration as an investment company;

•
adoption of a specific form of corporate structure; and

•
reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business is to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.
We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our securities are not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (a) the completion of our initial business combination, (b) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to provide holders of our Class A common stock the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (ii) with respect to any other provisions relating to the rights of holders of our Class A common stock, and (c) the redemption of our public shares if we have not consummated our business combination within 24 months from the closing of our initial public offering, subject to applicable law. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless.
Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.
Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.
Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of our initial public offering may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 24th month from the closing of our initial public offering in the event we do not complete our business combination and, therefore, we do not intend to comply with the procedures set forth in Section 280 of the DGCL.
Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of our initial public offering is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.
We may not hold an annual meeting of stockholders until after the consummation of our initial business combination, which could delay the opportunity for our stockholders to elect directors.
In accordance with the NYSE corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our listing on the NYSE. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, and thus, we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.
Holders of Class A common stock are not entitled to vote on any election of directors we hold prior to our initial business combination.
Prior to our initial business combination, only holders of our founder shares have the right to vote on the election of directors. Holders of our public shares are not entitled to vote on the election of directors during such time. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason. Accordingly, you may not have any say in the management of our company prior to the consummation of an initial business combination.

We have not registered the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless.
We have not registered the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than twenty business days after the closing of our initial business combination, we will use our commercially reasonable efforts to file with the SEC a registration statement covering the issuance of such shares, and we will use our commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of our initial business combination and to maintain the effectiveness of such registration statement and a current prospectus relating to those shares until the warrants expire or are redeemed. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the above requirements, we will be required to permit holders to exercise their warrants on a cashless basis, in which case, the number of shares of Class A common stock that you will receive upon cashless exercise will be based on a formula subject to a maximum amount of shares equal to 0.361 shares per warrant (subject to adjustment). However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if our Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will be required to use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and there is no exemption available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of Class A common stock included in the units. There may be a circumstance where an exemption from registration exists for holders of our private placement warrants to exercise their warrants while a corresponding exemption does not exist for holders of the public warrants included as part of units sold in our initial public offering. In such an instance, our sponsor and its permitted transferees (which may include our directors and officers) would be able to exercise their warrants and sell the shares of common stock underlying their warrants while holders of our public warrants would not be able to exercise their warrants and sell the underlying shares of common stock. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying shares of Class A common stock for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise their warrants.
The grant of registration rights to our initial stockholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock.
Pursuant to an agreement entered into concurrently with the issuance and sale of the securities in our initial public offering, our initial stockholders and their permitted transferees can demand that we register the Class A common stock into which founder shares are convertible, holders of our private placement warrants and their permitted transferees can demand that we register the private placement warrants and the Class A common stock issuable upon exercise of the private placement warrants and holders of warrants that may be issued upon conversion of working capital loans may demand that we register such warrants or the Class A common stock issuable upon exercise of such warrants. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the securities owned by our initial stockholders, holders of our private placement warrants, holders of working capital loans or their respective permitted transferees are registered.
Because we are not limited to a particular industry, sector or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.
Although we expect to focus our search for a target business in the Energy Transition related sectors, we may complete a business combination with an operating company in any industry or sector. However, we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our business combination with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our securities will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials (as applicable) relating to the business combination contained an actionable material misstatement or material omission.
Because we intend to seek a business combination with a target business or businesses in the Energy Transition related sectors, we expect our future operations to be subject to risks associated with this industry.
We intend to focus our search for a target business in the Energy Transition related sectors. Investment vehicles managed by Magnetar have historically invested in companies in the broader energy infrastructure and renewables sectors. We have identified several trends of potential interest including renewable energy generation, biofuels, carbon capture, hydrogen technologies, fuel cells, electric vehicle infrastructure, transportation, mobility, energy transportation and storage and other Energy Transition technologies. We may also pursue companies that operate in the conventional energy sector but have business strategies that are likely to benefit from the Energy Transition. Accordingly, we may pursue a target business in these sectors or any other sector within the energy and infrastructure sector. Because we have not yet selected or approached any specific target business or sector, we cannot provide specific risks of any business combination. However, risks inherent in investments in the energy and infrastructure sector include, but are not limited to, the following:
•
Volatility of oil and natural gas prices;

•
Price and availability of alternative fuels, such as solar, coal, nuclear and wind energy;

•
Competitive pressures in the utility industry, primarily in wholesale markets, as a result of consumer demand, technological advances, greater availability of natural gas and other factors;

•
Significant federal, state and local regulation, taxation and regulatory approval processes as well as changes in applicable laws and regulations;

•
The speculative nature of and high degree of risk involved in investments in the upstream, midstream and energy services sectors, including relying on estimates of oil and gas reserves and the impacts of regulatory and tax changes;

•
Drilling, exploration and development risks, including encountering unexpected formations or pressures, premature declines of reservoirs, blow-outs, equipment failures and other accidents, cratering, sour gas releases, uncontrollable flows of oil, natural gas or well fluids, adverse weather conditions, pollution, fires, spills and other environmental risks, any of which could lead to environmental damage, injury and loss of life or the destruction of property;

•
Proximity and capacity of oil, natural gas and other transportation and support infrastructure to production facilities;

•
Availability of key inputs, such as strategic consumables, raw materials and drilling and processing equipment;

•
The supply of and demand for oilfield services and equipment in the United States and internationally;

•
Available pipeline, storage and other transportation capacity;

•
Changes in global supply and demand and prices for commodities;

•
Impact of energy conservation efforts;

•
Technological advances affecting energy production and consumption;

•
Overall domestic and global economic conditions;

•
Availability of, and potential disputes with, independent contractors;

•
Natural disasters, terrorist acts and similar dislocations; and

•
Value of U.S. dollar relative to the currencies of other countries.

Past performance by Magnetar and other businesses associated with our management team may not be indicative of future performance of an investment in the company.
Information regarding performance by Magnetar and other businesses associated with our management team is presented for informational purposes only. Past performance by Magnetar and our management team is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. You should not rely on the historical record of Magnetar or other businesses associated with our management team’s performance as indicative of our future performance or of an investment in the company or the returns the company will, or is likely to, generate going forward. None of Magnetar or our officers or directors have had experience with blank check companies or special purpose acquisition companies in the past.
We may seek acquisition opportunities in industries or sectors outside of the Energy Transition related sectors (which industries may or may not be outside of our management’s areas of expertise).
Although we focus on identifying business combination candidates in the Energy Transition related sectors, we will consider a business combination outside of the Energy Transition related sectors if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company or we are unable to identify a suitable candidate in the energy and Energy Transition infrastructure sector after having expended a reasonable amount of time and effort in an attempt to do so. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to investors in our initial public offering than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue an acquisition outside of the Energy Transition related sectors, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this prospectus regarding the Energy Transition related sectors would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any stockholders who choose to remain stockholders following our business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.
Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.
Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines.
If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.
We may seek business combination opportunities with a financially unstable business or an entity lacking an established record of revenue or earnings, which could subject us to volatile revenues, cash flows or earnings or difficulty in retaining key personnel.
To the extent we complete our initial business combination with a financially unstable business or an entity lacking an established record of revenues, cash flows, or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues, cash flows or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.
We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.
Unless we complete our business combination with an affiliated entity, or our board cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our initial business combination.

We may issue additional common stock or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon the conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.
Our amended and restated certificate of incorporation authorizes the issuance of up to 400,000,000 shares of Class A common stock, par value $0.0001 per share, 40,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 undesignated shares of preferred stock, par value $0.0001 per share. There are 361,641,496 and 30,410,374 authorized but unissued Class A common stock and Class B common stock, respectively, available for issuance, which amount does not take into account Class A common stock reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of Class B common stock. Our Class B common stock is automatically convertible into Class A common stock at the time of our initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth herein. There are no shares of preferred stock issued and outstanding.
We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock to redeem the warrants at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote as a class with our public shares (a) on our initial business combination or on any other proposal presented to stockholders prior to or in connection with the completion of an initial business combination or (b) to approve an amendment to our amended and restated certificate of incorporation to (x) extend the time we have to consummate a business combination beyond 24 months from the closing of our initial public offering or (y) amend the foregoing provisions. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote. The issuance of additional shares of common or preferred stock:
•
may significantly dilute the equity interest of investors in our initial public offering;

•
may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

•
could cause a change in control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•
may adversely affect prevailing market prices for our units, Class A common stock and/or warrants.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.
We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments requires substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.
We are dependent upon our officers and directors, and their loss could adversely affect our ability to operate.
Our operations are dependent upon a relatively small group of individuals and, in particular, our officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.
Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.
Our ability to successfully effect our business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.
In addition, the officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.
Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.
Our key personnel may be able to remain with our company after the completion of our business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.
We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our stockholders’ investment in us.
When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value.
The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.
The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.
Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.
Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs. In particular, all of our officers and certain of our directors are employed by Magnetar, which is an investment manager to numerous investment vehicles and managed accounts which may make investments in companies that we may target for our initial business combination. Our independent directors may also serve as officers or board members for other entities. In addition, our initial stockholders, sponsor, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Such entities may compete with us for business combination opportunities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.
Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented. In addition, we may be precluded from opportunities because they are being pursued by Magnetar and TPP and they may outperform any business we acquire.
Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our sponsor and officers and directors are, and may in the future become, affiliated with entities that are engaged in a similar business.

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties.
Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.
In addition, Magnetar manages numerous investment vehicles and separately managed accounts which may compete with us for acquisition opportunities and if pursued by them we may be precluded from such opportunities for our initial business combination. Investment ideas generated within Magnetar may be suitable for both us and for Magnetar and/or current or future investment vehicles managed by Magnetar and may be directed to them rather than to us. Such opportunities may outperform any businesses we select for our initial business combination. Neither Magnetar nor members of our management team who are also employed by Magnetar have any obligation to present us with any opportunity for a potential business combination of which they become aware, unless, in the case of any such member of our management team, such opportunity satisfies the criteria described in the preceding paragraph. Magnetar and/or our management, in their capacities as employees of Magnetar or in their other endeavors, may be required to present potential business combination opportunities to other entities, before they present such opportunities to us.
Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.
We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or officers, although we do not intend to do so. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.
In particular, Magnetar is focused on investments in the energy and infrastructure sector. As a result, there may be substantial overlap between companies that would be a suitable business combination for us and companies that would make an attractive target for Magnetar.
We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers, directors or existing holders which may raise potential conflicts of interest.
In light of the involvement of our sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, officers, directors or existing holders. Our officers and directors also serve as officers and board members for other entities. They may also have investments in target businesses. Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our obligation to obtain an opinion from an independent investment banking firm or from an independent accounting firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, officers or directors, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.
Since our sponsor, officers and directors will lose their entire investment in us if our business combination is not completed (other than with respect to public shares they may acquire during or after our initial public offering), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.
In November 2018, our sponsor purchased an aggregate of 2,875,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.009 per share. On July 13, 2020, we effected a stock split resulting in our sponsor holding of 10,062,500 founder shares. On July 29, 2020, our sponsor transferred 40,000 founder shares to each of Desirée Rogers and C. Park Shaper, our independent director nominees. On August 26, 2020, the underwriters partially exercised the over-allotment option following the closing of our initial public offering and purchased an additional 3,358,504 units, at a price of $10.00 per unit; thus, 472,874 shares of founder shares were forfeited. The per share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor has purchased an aggregate of 7,181,134 private placement warrants, including an additional 447,801 private placement warrants that were issued in connection with the exercise of the underwriters’ overallotment option, each exercisable for one share of our Class A common stock at $11.50 per share, for an aggregate purchase price of $10,771,701, or $1.50 per warrant, that will also be worthless if we do not complete a business combination. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following our initial business combination.
We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.
Although we have no commitments as of the date of this prospectus to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:
•
default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•
our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•
our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•
our inability to pay dividends on our common stock;

•
using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions and fund other general corporate purposes;

•
limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•
increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•
limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

•
other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our initial public offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.
Of the net proceeds from our initial public offering and the sale of the private placement warrants, up to $383.7 million is available to complete our business combination and pay related fees and expenses.
We may effectuate our business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. In addition, we intend to focus our search for an initial business combination in a single industry. Accordingly, the prospects for our success may be:
•
solely dependent upon the performance of a single business, property or asset; or

•
dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our business combination.
We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.
If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.
We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.
In pursuing our business combination strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.
We may structure a business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.
We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our stockholders do not agree.
Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.
Our amended and restated certificate of incorporation requires the affirmative vote of a majority of our board of directors, which must include a majority of our independent directors and the director designees of our sponsor, to approve our initial business combination, which may have the effect of delaying or preventing a business combination that our public stockholders would consider favorable.
Our amended and restated certificate of incorporation requires the affirmative vote of a majority of our board of directors, which must include a majority of our independent directors and the director designees of our sponsor, to approve our initial business combination. Accordingly, it is unlikely that we will be able to enter into an initial business combination unless our sponsor’s members find the target and the business combination attractive. This may make it more difficult for us to approve and enter into an initial business combination than other blank check companies and could result in us not pursuing an acquisition target or other board or corporate action that our public stockholders would find favorable.
In order to effectuate our initial business combination, we may seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our initial business combination but that our stockholders may not support.
In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements.

For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.
The provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of 65% of our common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation and the trust agreement to facilitate the completion of an initial business combination that some of our stockholders may not support.
Our amended and restated certificate of incorporation provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of our initial public offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of 65% of our common stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our initial stockholders, who collectively beneficially own up to 20% of our common stock, will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.
Our sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would modify the substance or timing of our obligation to provide holders of our Class A common stock the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or with respect to any other provision relating to the rights of holders of our Class A common stock unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, including franchise and income taxes, divided by the number of the then outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our sponsor, officers and directors. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.
Certain agreements related to our initial public offering may be amended without stockholder approval.
Each of the agreements related to our initial public offering to which we are a party, other than the warrant agreement and the investment management trust agreement, may be amended without stockholder approval. Such agreements are: the underwriting agreement; the letter agreement among us and our initial stockholders, sponsor, officers and directors; the registration and stockholder rights agreement among us and our initial stockholders; the private placement warrants purchase agreement between us and our sponsor; and the administrative services agreement among us, our sponsor and an affiliate of our sponsor. These agreements contain various provisions that our public stockholders might deem to be material. For example, our letter agreement and the underwriting agreement contain certain lock-up provisions with respect to the founder shares, private placement warrants and other securities held by our initial stockholders, sponsor, officers and directors. Amendments to such agreements would require the consent of the applicable parties thereto and would need to be approved by our board of directors, which may do so for a variety of reasons, including to facilitate our initial business combination. While we do not expect our board of directors to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement. Any amendment entered into in connection with the consummation of our initial business combination will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to such initial business combination, and any other material amendment to any of our material agreements will be disclosed in a filing with the SEC. Any such amendments would not require approval from our stockholders, may result in the completion of our initial business combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities. For example, amendments to the lock-up provision discussed above may result in our initial stockholders selling their securities earlier than they would otherwise be permitted, which may have an adverse effect on the price of our securities.
We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.
Although we believe that the net proceeds of our initial public offering and the sale of the private placement warrants will be sufficient to allow us to complete our initial business combination, because we have not yet selected any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering and the sale of the private placement warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our business combination.
Our initial stockholders may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.
Our initial stockholders own shares representing 20% of our issued and outstanding shares of common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were elected by our initial stockholders, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and prior to the completion of our initial business combination, only our initial stockholders will be able to appoint or remove directors. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason. In addition, as long as our sponsor is controlled by our founders, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor. Accordingly, our initial stockholders will continue to exert control at least until the completion of our business combination.
We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of at least 65% of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of shares of our Class A common stock purchasable upon exercise of a warrant could be decreased, all without your approval.
Our warrants are issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in this prospectus, or defective provision, (ii) amending the provisions relating to cash dividends on shares of common stock as contemplated by and in accordance with the warrant agreement or (iii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants, provided that the approval by the holders of at least 65% of the then-outstanding public warrants is required to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding public warrants approve of such amendment and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 65% of the number of the then outstanding private placement warrants. Although our ability to amend the terms of the public warrants with the consent of at least 65% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares of our Class A common stock purchasable upon exercise of a warrant.
Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.
Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.
Notwithstanding the foregoing, these provisions of the warrant agreement do not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement.
If any action, the subject matter of which is within the scope of the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.
This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.
We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.
We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our Class A common stock equals or exceeds $18.00 per share for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants.
In addition, we may redeem your warrants after they become exercisable for $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants prior to redemption for a number of Class A common stock determined based on the redemption date and the fair market value of our Class A common stock. The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of shares of common stock received is capped at 0.361 shares of Class A common stock per warrant (subject to adjustment) irrespective of the remaining life of the warrants.
Our warrants and founder shares may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate our business combination.
We issued warrants to purchase 11,666,667 shares of Class A common stock as part of the units offered in our initial public offering and, simultaneously with the closing of our initial public offering, we issued in a private placement warrants to purchase 6,733,333 shares of Class A common stock at $11.50 per share. Prior to our initial public offering, our sponsor purchased 10,062,500 founder shares in a private placement. Following the closing of our initial public offering, the underwriters partially exercised the over-allotment option and purchased an additional 3,358,504 units (including warrants to purchase an additional 1,119,501 shares of Class A common stock), at a price of $10.00 per unit; thus, 472,874 shares of founder shares were forfeited and an additional 447,801 private placement warrants were issued. The founder shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment for share splits, share dividends, reorganizations, recapitalizations and the like and subject to further adjustment as set forth herein. In addition, if our sponsor or affiliates, directors or officers make any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.50 per warrant at the option of the lender. To the extent we issue shares of Class A common stock to effectuate a business combination, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants and conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding shares of Class A common stock and reduce the value of the shares of Class A common stock issued to complete the business combination. Therefore, our warrants and founder shares may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.
The private placement warrants are identical to the warrants sold as part of the units in our initial public offering except that, so long as they are held by our sponsor or its permitted transferees, (i) they will not be redeemable by us, except as otherwise set forth herein, (ii) they (including the Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 30 days after the completion of our initial business combination and (iii) they may be exercised by the holders on a cashless basis.
Because each unit contains one-third of one warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.
Each unit contains one-third of one warrant. Because, pursuant to the warrant agreement, the warrants may only be exercised for a whole number of shares, only a whole warrant may be exercised at any given time. This is different from other offerings similar to ours whose units include one share of common stock and one whole warrant to purchase one share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one-third of the number of shares compared to units that each contain a warrant to purchase one whole share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if they included a warrant to purchase one whole share.
A provision of our warrant agreement may make it more difficult for us to complete an initial business combination.
If (i) we issue additional common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price (as defined in the warrant agreement between CST, as warrant agent, and the Company) of less than $9.20 per common stock, (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the completion of our initial business combination (net of redemptions), and (iii) the Market Value is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $10.00 and $18.00 per share redemption trigger prices will be adjusted (to the nearest cent) to be equal to 100% and 180% of the higher of the Market Value and the Newly Issued Price, respectively. This may make it more difficult for us to complete an initial business combination with a target business.
The requirements of being a public company may strain our resources and divert management’s attention.
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of NYSE and other applicable securities rules and regulations. Compliance with these rules and regulations increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may need to hire more employees in the future or engage outside consultants to comply with these requirements, which will increase our costs and expenses.
Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.
The federal proxy rules require that a proxy statement with respect to a vote on a business combination include historical and pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or U.S. GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.
We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.
We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of any fiscal year for so long as either (1) the market value of our shares of Class A common stock held by non-affiliates did not exceed $250 million as of the prior June 30, or (2) our annual revenues did not exceed $100 million during such completed fiscal year and the market value of our shares of Class A common stock held by non-affiliates did not exceed $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing our initial business combination.
Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls over financial reporting beginning with our Annual Report on Form 10-K for the year ending December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control over financial reporting of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.
Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.
Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred stock, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.
We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.
Our amended and restated certificate of incorporation designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with our company or our company’s directors, officers or other employees.
Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for any (1) derivative action or proceeding brought on behalf of our company, (2) action asserting a claim of breach of a fiduciary duty owed by any director, officer, employee or agent of our company to our company or our stockholders, or any claim for aiding and abetting any such alleged breach, (3) action asserting a claim against our company or any director, or officer or employee of our company arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or our bylaws, or (4) action asserting a claim against us or any director, or officer or employee of our company governed by the internal affairs doctrine except for, as to each of (1) through (4) above, any claim (a) as to which the Court of Chancery determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (b) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, or (c) arising under the federal securities laws, including the Securities Act, as to which the Court of Chancery and the federal district court for the District of Delaware shall concurrently be the sole and exclusive forums. Notwithstanding the foregoing, the provisions of this paragraph will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America shall be the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have consented to the forum provisions in our amended and restated certificate of incorporation. If any action the subject matter of which is within the scope the forum provisions is filed in a court other than a court located within the State of Delaware (a “foreign action”) in the name of any stockholder, such stockholder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located within the State of Delaware in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”); and (y) having service of process made upon such stockholder in any such enforcement action by service upon such stockholder’s counsel in the foreign action as agent for such stockholder.
This choice-of-forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company or its directors, officers or other employees, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our amended and restated certificate of incorporation inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.
If we pursue a target business with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.
If we pursue a target a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.
If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:
•
higher costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;

•
rules and regulations regarding currency redemption;

•
complex corporate withholding taxes on individuals;

•
laws governing the manner in which future business combinations may be effected;

•
exchange listing and/or delisting requirements;

•
tariffs and trade barriers;

•
regulations related to customs and import/export matters;

•
local or regional economic policies and market conditions;

•
unexpected changes in regulatory requirements;

•
longer payment cycles;

•
tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•
currency fluctuations and exchange controls;

•
rates of inflation;

•
challenges in collecting accounts receivable;

•
cultural and language differences;

•
employment regulations;

•
underdeveloped or unpredictable legal or regulatory systems;

•
corruption;

•
protection of intellectual property;

•
social unrest, crime, strikes, riots and civil disturbances;

•
regime changes and political upheaval;

•
terrorist attacks and wars; and

•
deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.
Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.
We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.
Since only holders of our founder shares will have the right to vote on the election of directors, upon the listing of our shares on the NYSE, the NYSE may consider us to be a “controlled company” within the meaning of the NYSE rules and, as a result, we may qualify for exemptions from certain corporate governance requirements.
After completion of our initial public offering, only holders of our founder shares will have the right to vote on the election of directors. As a result, the NYSE may consider us to be a “controlled company” within the meaning of the NYSE corporate governance standards. Under the NYSE corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:
•
we have a board that includes a majority of “independent directors,” as defined under the rules of the NYSE;

•
we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•
we have a nominating and corporate governance committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

We do not intend to utilize these exemptions and intend to comply with the corporate governance requirements of the NYSE, subject to applicable phase-in rules. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements.

ITEM 1B.   UNRESOLVED STAFF COMMENTS
None.
ITEM 2.   PROPERTIES
Our executive offices are located at 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201, and our telephone number is (847) 905-4500. The cost for our use of this space is included in the $10,000 per month fee we will pay to an affiliate of our sponsor for office space, utilities, secretarial support and administrative services. We consider our current office space adequate for our current operations.
ITEM 3.   LEGAL PROCEEDINGS
To the knowledge of our management, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.
ITEM 4.   MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.
MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)
Market Information

Our units, shares of Class A common stock and warrants are each traded on the NYSE under the symbol “STPK.U”, “STPK” and “STPK WS” respectively. Our units commenced public trading on August 17, 2020. Our shares of Class A common stock and warrants began separate trading on October 8, 2020.
(b)
Holders

On December 31, 2020, there was 1 holder of record for our units, 1 holder of record for our shares of Class A common stock, 3 holders of our shares of Class B common stock and 3 holders of our warrants.
(c)
Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial conditions subsequent to completion of an initial business combination. The payment of any cash dividends subsequent to an initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.
(d)
Securities Authorized for Issuance Under Equity Compensation Plans

None.
(e)
Performance Graph

Not applicable.
(f)
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales and Use of Proceeds
In November 2018, our sponsor purchased an aggregate of 2,875,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.009 per share. Prior to the initial investment in the company of $25,000 by our sponsor, the company had no assets, tangible or intangible. On July 13, 2020, we effected a stock split resulting in our sponsor holding 10,062,500 founder shares. On July 29, 2020, our sponsor transferred 40,000 founder shares to each of Desirée Rogers and C. Park Shaper, our independent director nominees.
On August 20, 2020, we completed our initial public offering of 35,000,000 units generating gross proceeds of $350,000,000. On August 26, 2020, the underwriters partially exercised the over-allotment option and purchased an additional 3,358,504 units, at a price of $10.00 per unit, generating gross proceeds of $33,585,040; thus, 472,874 shares of founder shares were forfeited. Each unit consists of one (1) share of Class A common stock, par value $0.0001, and one-third (1/3) of one (1) redeemable warrant. Each whole warrant entitles the holder thereof to purchase one (1) share of Class A common stock at a price of $11.50 per share, subject to certain adjustments.
Concurrently with the completion of our initial public offering, our sponsor purchased an aggregate of 7,181,134 private placement warrants, including an additional 447,801 private placement warrants that were issued in connection with the exercise of the underwriters’ overallotment option, at a price of $1.50 per warrant, or $10,771,701 in the aggregate. The purchase price of the private placement warrants was added to the net proceeds of our initial public offering and placed in the trust account such that the trust account held $383.6 million at the time of closing of our initial public offering. Each whole private placement warrant entitles the holder thereof to purchase one (1) share of Class A common stock at a price of $11.50 per share, subject to certain adjustments.
(g)
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.
ITEM 6.
SELECTED FINANCIAL DATA

Not applicable.
ITEM 7.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” appearing elsewhere in this Annual Report on Form 10-K.
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
Our registration statement for our Initial Public Offering (the “Initial Public Offering”) became effective on August 17, 2020. On August 20, 2020, we consummated the Initial Public Offering of 35,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $350.0 million, and incurring offering costs of approximately $20.2 million, inclusive of approximately $12.3 million in deferred underwriting commissions. On August 26, 2020, we consummated the sale of an additional 3,358,504 Units at the Initial Public Offering price at $10.00 per Unit pursuant to the notice of partial exercise from the underwriters, generating additional gross proceeds of approximately $33.6 million, and incurring additional offering costs of approximately $1.9 million, inclusive of an additional approximately $1.2 million in deferred underwriting commissions.
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
Upon the closing of the Initial Public Offering and the Private Placement on August 20, 2020, $350.0 million ($10.00 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement were placed in a trust account (“Trust Account”), located in the United States at J.P. Morgan Chase Bank, N.A. with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the assets held in the Trust Account as described below. Upon closing of the sale of Units and Private Placement Warrants upon exercise of the over-allotment, on August 26, 2020, $33.6 million of the net proceeds of the sale of the Units and Private Placement Warrants were placed in the Trust Account.
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
Proposed Business Combination
On December 3, 2020, we entered into an Agreement and Plan of Merger (the “merger agreement”) with STPK Merger Sub Corp., a newly formed Delaware corporation and wholly-owned subsidiary of the Company, and Stem, Inc., a Delaware corporation (“Stem”). If the merger agreement is adopted by Stem’s stockholders, the merger agreement and the transactions contemplated thereby, including the issuance of common stock of the Company (“New Stem Common Stock”) to be issued or reserved as the merger consideration, is approved by the Company’s stockholders, and the merger is subsequently completed, Merger Sub will merge with and into Stem, with Stem surviving the merger as a wholly owned subsidiary of the Company (the “merger”).
Refer to the preliminary proxy statement/consent solicitation statement/prospectus, as filed in Form S-4 with the Securities and Exchange Commission on January 22, 2021 for additional information.
Liquidity, Capital Resources and Going Concern
As of December 31, 2020, we had approximately $0.9 million in cash and working capital deficit of approximately $1.2 million.
Our liquidity needs to date have been satisfied through a capital contribution of $25,000 from the Sponsor to purchase the Founder Shares (as defined below), the loan of up to $300,000 under the Note (see Note 4), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note on August 20, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, our officers, directors and initial stockholders may, but are not obligated to, provide us the Working Capital Loans (see Note 4). To-date, there have been no borrowings under any Working Capital Loans.
In connection with our assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the lack of liquidity raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be forced to liquidate before August 20, 2022.
Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the balance sheet. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Results of Operations
Our entire activity since inception through December 31, 2020 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of gain on investment (net), dividends and interest held in Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the year ended December 31, 2020, we had net loss of approximately $3.4 million, which consisted of approximately $3.1 million in general and administrative expenses, approximately $163,000 in general and administrative expenses for costs incurred with our Sponsor and approximately $200,000 of franchise tax expense, which was partially offset by approximately $137,000 gain on investment (net), dividends and interest held in Trust Account.
For the year ended December 31, 2019, we had net loss of approximately $10,000, which consisted of approximately $9,000 in general and administrative expenses and $1,000 of franchise tax expense.
Related Party Transactions
Founder Shares
On November 8, 2018, the Sponsor purchased 2,875,000 shares (the “Founder Shares”) of our Class B common stock, par value $0.0001 per share, for an aggregate price of $25,000. On July 13, 2020, we effected a stock split resulting in the Sponsor holding 10,062,500 Founder Shares. All shares and the associated amounts have been retroactively restated to reflect the aforementioned stock split. On July 29, 2020, the Sponsor transferred 40,000 Founder Shares to each of Desirée Rogers and C. Park Shaper, the Company’s independent director nominees. The initial stockholders agreed to forfeit up to 1,312,500 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters, so that the Founder Shares would represent 20% of the outstanding shares after the Initial Public Offering. The underwriters partially exercised their over-allotment option on August 26, 2020, with the remaining portion of the over-allotment option expiring at the conclusion of the 45-day option period. As a result, an aggregate of 472,874 Founder Shares were forfeited upon the expiration of the over-allotment option.
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
Each Private Placement Warrant is exercisable for one share of Class A common stock at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants will be added to the proceeds from the Initial Public Offering to be held in the Trust Account. If we do not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.
The Sponsor and our officers and directors have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.
Related Party Reimbursements and Loans
Our Sponsor has agreed to loan us up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note, dated November 8, 2018 and later amended on July 10, 2020 (the “Note”). This loan is non-interest bearing and payable upon the completion of the Initial Public Offering. In 2018 and 2019, we borrowed approximately $182,000 under the Note and repaid approximately $125,000 when it temporary halted the Initial Public Offering in September 2019. We recapitalized and continued in July 2020, and borrowed an additional of $235,000 under the Note. We fully repaid the remaining balance the Note of approximately $292,000 on August 20, 2020.
In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, the initial stockholders, officers and directors and their affiliates may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). Up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans to date. We did not have any borrowings under the Working Capital Loans as of December 31, 2020 and 2019.
Administrative Service Agreement
Commencing on the date that the Company’s securities were first listed on the NYSE, we agreed to pay an affiliate of the Sponsor of total $10,000 per month for office space, utilities, secretarial support and administrative services. Upon completion of the initial Business Combination or the liquidation, we will cease paying these monthly fees. The Company incurred approximately $50,000 in administrative expenses under the agreement, which is recognized in our unaudited consolidated statements of operations for the year ended December 31, 2020 within general and administrative expenses — related party.
Contractual Obligations
Registration Rights
The initial stockholders and holders of the Private Placement Warrants are entitled to registration rights pursuant to a registration rights agreement. The initial stockholders and holders of the Private Placement Warrants will be entitled to make up to three demands, excluding short form registration demands, that we register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by us. We will bear the expenses incurred in connection with the filing of any such registration statements.
Underwriting Agreement
We granted the underwriters a 45-day option from the closing date of the Initial Public Offering to purchase up to 5,250,000 additional Units to cover over-allotments, if any, at $10.00 per Unit, less underwriting discounts and commissions. On August 26, 2020, we consummated the sale of an additional 3,358,504 Units at the Initial Public Offering price at $10.00 per Unit pursuant to the notice of partial exercise from the underwriters.
The underwriter was entitled to an underwriting discount of $0.20 per unit, or $7.0 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or $12.3 million in the aggregate will be payable to the underwriter for deferred underwriting commissions. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.
In connection with the consummation of the sale of Units pursuant to the over-allotment option on August 26, 2020, the underwriter received an aggregate of $0.7 million in underwriting fees and additional deferred underwriting commissions of approximately $1.2 million.
Critical Accounting Policies and Estimates
Investments Held in the Trust Account
Our portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The investments held in the Trust Account are classified as trading securities. Trading securities are presented on the consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain from investments held in Trust Account in the our consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Class A Common Stock Subject to Possible Redemption
We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 36,384,726 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our consolidated balance sheet.
Net Loss Per Common Share
We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding for the period. We have not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 19,967,302 shares of Class A common stock in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted earnings per share is the same as basic earnings per share for the period.
Our consolidated statement of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A common stock is calculated by dividing the investment income earned on the Trust Account of approximately $137,000, net of applicable franchise taxes of approximately $137,000 for the year ended December 31, 2020, by the weighted average number of shares of Class A common stock outstanding for the periods. Net loss per share, basic and diluted for Class B common stock for the year ended December 31, 2020 is calculated by dividing the general and administration expenses of approximately $3.1 million and franchise taxes of $200,000, resulting in a net loss of approximately $3.4 million, by the weighted average number of Class B common stock outstanding for the period.
Off-Balance Sheet Arrangements and Contractual Obligations
As of December 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.
JOBS Act
The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
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
Recent Accounting Pronouncements
Our management does not believe there are any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, that would have a material effect on our consolidated financial statements.
ITEM 7A.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.
ITEM 8.
CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 16 of this Annual Report on Form 10-K and is incorporated herein by reference.
ITEM 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A.
CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.
We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
Management’s Report on Internal Controls Over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III
ITEM 10.
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers
As of the date of this Report, our directors and officers are as follows:
Name	Age	Position
Michael C. Morgan	52	Chairman
Eric Scheyer	56	Chief Executive Officer and Director
Michael D. Wilds	64	Chief Financial Officer and Chief Accounting Officer
Adam E. Daley	44	Director
Alec Litowitz	53	Director
Desirée Rogers	61	Director
C. Park Shaper	52	Director
Michael C. Morgan is our Chairman and has served as our Chairman since the IPO. In 2008, Mr. Morgan co-founded Triangle Peak Partners, LP, a multi-strategy asset management firm focused on venture capital and growth equity, and he currently serves as its Chairman and Chief Executive Officer. Since 2004, Mr. Morgan has also served as President and Chief Executive Officer of Portcullis Partners, LP, a private investment partnership and one of Triangle Peak Partners’ largest limited partners. Mr. Morgan currently serves as the lead director of Kinder Morgan, Inc. (NYSE: KMI), one of the largest energy infrastructure companies in North America. Mr. Morgan joined Kinder Morgan at its founding in 1997 and headed Kinder Morgan’s corporate development efforts until 2001, completing 23 acquisitions worth over $5 billion. He then served as President of KMI until 2004. Mr. Morgan has also served on the board of Sunnova Energy International, Inc. (NYSE: NOVA), a leading residential solar and energy storage company, since June of 2019. Mr. Morgan first joined the board of NOVA’s predecessor (Sunnova Energy Corporation) in October 2015, served as Lead Director until March of 2016 and remained on that board until NOVA’s initial public offering in June of 2019. Mr. Morgan previously served on the boards of directors of two public energy funds affiliated with Kayne Anderson (NYSE: KYN and KYE) and on the boards of directors of Bunchball, Lytx, and SCIenergy. Mr. Morgan also currently serves on the boards of directors of Star Peak Corp. II (NYSE: STPC). Mr. Morgan is a frequent volunteer at Stanford University, currently serving as the national chair of The Stanford Fund, as co-chair of the Precourt Energy Institute Advisory Council, and on several other advisory committees. Mr. Morgan previously served as an Adjunct Professor in the Practice of Management at the Jones Graduate School of Business at Rice University in Houston. Mr. Morgan received an M.B.A. from Harvard Business School and B.A. in Economics and an M.A. in Sociology from Stanford University.
Eric Scheyer serves as our Chief Executive Officer and on our board of directors and has served in these capacities since the IPO. Mr. Scheyer is a Partner at Magnetar and has served as the Head of the Magnetar Energy & Infrastructure Group since inception. Mr. Scheyer is a member of Magnetar’s management committee and investment committee, and Chairman of the Magnetar Energy & Infrastructure Group’s investment committee. Mr. Scheyer has long-standing relationships and significant experience investing in the energy, energy infrastructure and renewables sectors. Mr. Scheyer serves on the board of Directors of STPC and Great Elm Capital Group, Inc. (NASD: GEC). Mr. Scheyer previously served on the board of managers of the general partner of Lightfoot Capital Partners, LP and the board of directors of Arc Logistics Partners LP. (NYSE: ARCX) Previously, Mr. Scheyer was a principal of Decorel Incorporated, where he served as President of Decorel S.A. de C.V. and Executive Vice President of Decorel Inc. until the sale of the company to Newell Rubbermaid. Mr. Scheyer received a B.A. from Trinity College.
Michael D. Wilds serves as our Chief Financial Officer and Chief Accounting Officer and has served in these capacities since our initial public offering. Mr. Wilds joined Magnetar in 2006, and is Chief Operating Officer of the Magnetar Energy & Infrastructure Group. Prior to joining Magnetar, Mr. Wilds served as the Chief Executive Officer of the affiliated companies of The Kansas Farm Bureau. Mr. Wilds also serves as the Chief Financial Officer and Chief Accounting Officer of STPC. Mr. Wilds also spent 20 years with Koch Industries, Inc. where he served in various senior roles, both domestic and international, including as Chief Financial Officer of Koch Industries International. Mr. Wilds earned a B.S. in Business Administration from Kansas State University.
Adam E. Daley serves on our board of directors and has served on our board of directors since our initial public offering. Mr. Daley is a Partner at Magnetar Capital, Co-Head of Magnetar’s Energy & Infrastructure Group and a member of Magnetar Capital’s management committee and investment committee. Since joining Magnetar Capital at its inception in 2005, Mr. Daley has been focused primarily on the sourcing, execution and management of various investments in the energy, energy infrastructure and renewables sectors. Mr. Daley is currently a director of STPK. Prior to joining Magnetar Capital, Mr. Daley was an investment banker at Citigroup’s Global Corporate and Investment Bank, where he was responsible for executing a variety of corporate finance transactions. Mr. Daley also currently serves on the boards of directors of Star Peak Corp. II (NYSE: STPC), Double Eagle Energy III, LLC, Vesper Energy Development LLC, and DoublePoint Energy, LLC. Mr. Daley earned a BS in Finance with High Honors from the University of Illinois.
Alec Litowitz serves on our board of directors and has served on our board of directors since our initial public offering. Mr. Litowitz is the Founder, Chief Executive Officer and Chairman of the Management Committee and co-head of the Investment Committee of Magnetar. Prior to founding Magnetar in 2005, Mr. Litowitz was a Principal at Citadel Investment Group and served as Global Head of Equities and a member of the Management and Investment Committees. Mr. Litowitz created and continues to be extensively involved with the Magnetar Capital UChicago Financial Education Initiative, an innovative high school-based financial education initiative, which has helped more than 22,000 students increase their financial literacy. Mr. Litowitz also serves as a director of STPC. Mr. Litowitz graduated from MIT with a B.S. in mathematics and anthropology and received a J.D. and M.B.A. from the University of Chicago.
Desirée Rogers serves on our board of directors and has served on our board of directors since our initial public offering. Ms. Rogers has been serving as the Chief Executive Officer and Co-Owner of Black Opal Beauty, LLC, a masstige makeup and skincare company for women of color sold in Walmart, CVS and Rite Aid as well as internationally since 2019. From 2013 to 2019, she served as the Chairman of Choose Chicago, the tourism agency for the city of Chicago with $1 billion in revenue and over 57 million visitors annually. Ms. Rogers was the first White House Social Secretary and Special Assistant to President Obama. Prior to this post, Ms. Rogers served as the President of Peoples Gas and North Shore Gas. Ms. Rogers is currently a member of the board of directors of STPC, Inspired Entertainment (INSE) and MDC Partners (MDC) as well as chairs the compensation committee of MDC. Ms. Rogers also serves on the board of non-for-profit, DonorsChoose, a group funding platform that grants over $120 million to public school teachers each year. She received a B.A. in Political Science from Wellesley College and an M.B.A. from Harvard Business School.
C. Park Shaper serves on our board of directors and has served on our board of directors since our initial public offering. Mr. Shaper served in various management roles for the Kinder Morgan companies from 2000 until March 2013, when he retired as President of Kinder Morgan, Inc. (NYSE: KMI), Kinder Morgan Energy Partners, L.P., Kinder Morgan Management, LLC and as director and President of the general partner of El Paso Pipeline Partners, L.P. Since 2007, Mr. Shaper has served on the board of directors of Kinder Morgan, Inc., and he previously served on the boards of directors of Kinder Morgan G.P., Inc. (the general partner of Kinder Morgan Energy Partners, L.P.) and Kinder Morgan Management, LLC from 2003 to 2013. Mr. Shaper also serves on the board of directors of Sunnova (NYSE: NOVA) and STPC and as a trust manager of Weingarten Realty Investors (NYSE: WRI). Mr. Shaper received an MBA from the J.L. Kellogg Graduate School of Management at Northwestern University and a B.S. in Industrial Engineering and a BA in Quantitative Economics from Stanford University.
Number and Terms of Office of Officers and Directors
Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with NYSE corporate governance requirements, we are not required to hold an annual meeting until one full year after our first fiscal year end following our listing on NYSE. The term of office of the first class of directors, consisting of Desirée Rogers and Adam Daley, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Alec Litowitz and C. Park Shaper, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Michael C. Morgan and Eric Scheyer, will expire at the third annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our initial business combination.
Prior to the completion of an initial business combination, any vacancy on the board of directors may be filled by a nominee chosen by holders of a majority of our founder shares. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason.
Pursuant to an agreement entered into concurrently with the issuance and sale of the securities in our initial public offering, our sponsor, upon consummation of an initial business combination, will be entitled to nominate three individuals for election to our board of directors.
Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chairman of the Board, Chief Executive Officer, Chief Financial Officer, President, Vice Presidents, Secretary, Treasurer, Assistant Secretaries and such other offices as may be determined by the board of directors.
Involvement in certain legal proceedings
There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.
Director Independence
The NYSE listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person who has no material relationship with the listed company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the company). Our board of directors has determined that each of Desirée Rogers, C. Park Shaper and Michael C. Morgan are “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Pursuant to NYSE’s phase-in rules for newly listed companies, we have one (1) year from the date on which we are first listed on NYSE to for a majority of our board of directors be independent. Our independent directors will have regularly scheduled meetings at which only independent directors are present.
Committees of the Board of Directors
Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Subject to phase-in rules and a limited exception, the rules of the NYSE and Rule 10A of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of the NYSE require that the compensation and nominating and corporate governance committees of a listed company be comprised solely of independent directors. The charter of each committee will be available on our website.
Audit Committee
We have established an audit committee of the board of directors. Michael C. Morgan, Desirée Rogers and C. Park Shaper serve as members of our audit committee. Under the NYSE listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent, subject to the exception described below. Michael C. Morgan, Desirée Rogers and C. Park Shaper are independent.

C. Park Shaper serves as chair of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that C. Park Shaper qualifies as an “audit committee financial expert” as defined in applicable SEC rules.
We have adopted an audit committee charter, which details the principal functions of the audit committee, including:
•
the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

•
pre-approving all audit and permitted non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

•
reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

•
setting clear hiring policies for employees or former employees of the independent auditors;

•
setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

•
obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

•
reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•
reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee
We have established a compensation committee of the board of directors. Desirée Rogers and C. Park Shaper serve as members of our compensation committee. Under the NYSE listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Desirée Rogers and C. Park Shaper are independent. C. Park Shaper serves as chair of the compensation committee.
We have adopted a compensation committee charter, which will detail the principal functions of the compensation committee, including:
•
reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer based on such evaluation;

•
reviewing and approving on an annual basis the compensation of all of our other officers;

•
reviewing on an annual basis our executive compensation policies and plans;

•
implementing and administering our incentive compensation equity-based remuneration plans;

•
assisting management in complying with our proxy statement and annual report disclosure requirements;

•
approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

•
if required, producing a report on executive compensation to be included in our annual proxy statement; and

•
reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the $10,000 per month administrative fee payable to an affiliate of our sponsor and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of a business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.
The charter will also provide that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.
Nominating and Corporate Governance Committee
Prior to the consummation of this offering, we will establish a nominating and corporate governance committee of the board of directors. Desirée Rogers and C. Park Shaper will serve on our nominating and corporate governance committee. C. Park Shaper will serve as chair of the nominating and corporate governance committee.
The primary purposes of our nominating and corporate governance committee will be to assist the board in:
•
identifying, screening and reviewing individuals qualified to serve as directors and recommending to the board of directors candidates for nomination for election at the annual meeting of stockholders or to fill vacancies on the board of directors;

•
developing, recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

•
coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

•
reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The nominating and corporate governance committee will be governed by a charter that complies with the rules of the NYSE.
Code of Ethics
We have adopted a code of ethics that applies to our officers and directors. We have filed copies of our code of ethics, our audit committee charter and our compensation committee charter as exhibits to our registration statement in connection with our initial public offering. You may review these documents by accessing our public filings at the Commission’s web site at www.sec.gov. In addition, a copy of the code of ethics will be provided without charge upon request to us.
Corporate Governance Guidelines
Our board of directors has adopted corporate governance guidelines in accordance with the corporate governance rules of the NYSE that serve as a flexible framework within which our board of directors and its committees operate. These guidelines cover a number of areas including board membership criteria and director qualifications, director responsibilities, board +agenda, roles of the chairman of the board, chief executive officer and presiding director, meetings of independent directors, committee responsibilities and assignments, board member access to management and independent advisors, director communications with third parties, director compensation, director orientation and continuing education, evaluation of senior management and management succession planning. A copy of our corporate governance guidelines is posted on our website.
Conflicts of Interest
Magnetar manages numerous investment vehicles and separately managed accounts. Magnetar and its affiliates may compete with us for acquisition opportunities. If these entities or companies decide to pursue any such opportunity, we may be precluded from procuring such opportunities. In addition, investment ideas generated within Magnetar may be suitable for both us and for current or future investment vehicles managed by Magnetar and may be directed to such investment vehicles rather than to us. Neither Magnetar nor members of our management team who are also employed by Magnetar have any obligation to present us with any opportunity for a potential business combination of which they become aware. Magnetar and/or our management, in their capacities as partners, officers or employees of Magnetar or in their other endeavors, may be required to present potential business combinations to the related entities described above, current or future affiliates of Magnetar, or third parties, before they present such opportunities to us.
Magnetar and its affiliates and our officers and directors may sponsor or form other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target.
Each of our officers and directors presently has, and any of them in the future may have additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such other entity. Our amended and restated certificate of incorporation will provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.
Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:
Individuals	Entity	Entity’s Business	Affiliation
Michael C. Morgan	Triangle Peak Partners, LP	Alternative Asset Management	Chairman and Chief Executive Officer
	Portcullis Partners, LP	Alternative Asset Management	President and Chief Executive Officer
	Kinder Morgan, Inc.	Energy Infrastructure Company	Lead Director
	Sunnova	Solar Energy	Director
	Star Peak Corp II	Special Purpose Acquisition Company	Chairman of the Board
Eric Scheyer	Magnetar Financial LLC	Alternative Asset Management	Partner; Head of Magnetar Energy and Infrastructure Group
	Great Elm Capital Group, Inc.	Public Holding Company	Director

Individuals	Entity	Entity’s Business	Affiliation
	Star Peak Corp II	Special Purpose Acquisition Company	Chief Executive Officer; Director
Michael D. Wilds	Magnetar Financial LLC	Alternative Asset Management	Chief Operating Officer Magnetar Energy and Infrastructure Group
	Star Peak Corp II	Special Purpose Acquisition Company	Chief Financial Officer; Chief Accounting Officer
Adam E. Daley	Magnetar Financial LLC	Alternative Asset Management	Partner & Co-Head of Magnetar Energy & Infrastructure Group
	Double Eagle Energy III, LLC	Energy Exploration	Director
	DoublePoint Energy, LLC	Energy Exploration	Director
	Star Peak Corp II	Special Purpose Acquisition Company	Director
Alec Litowitz	Magnetar Financial LLC	Alternative Asset Management	Founder and Chief Executive Officer
	Star Peak Corp II	Special Purpose Acquisition Company	Director
Desirée Rogers	Black Opal Beauty, LLC	Makeup and Skincare	Chief Executive Officer and Co-Owner
	Inspired Entertainment	Business-to-Business Gaming Technology	Director
	MDC Partners	Advertising and Marketing Holding Company	Director
	Star Peak Corp II	Special Purpose Acquisition Company	Director
C. Park Shaper	Seis Holdings, LLC	Alternative Asset Management	Chief Executive Officer
	Kinder Morgan, Inc.	Energy Infrastructure Company	Director
	Sunnova	Solar Energy	Director
	Weingarten Realty Investors	Real Estate Investment	Trust Manager
	Star Peak Corp II	Special Purpose Acquisition Company	Director
Potential investors should also be aware of the following other potential conflicts of interest:
•
None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

•
In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•
Our initial stockholders have agreed (i) to waive their redemption rights with respect to any founder shares and public shares held by them in connection with the completion of our initial business combination and a stockholder vote to approve an amendment to our amended and restated certificate of incorporation (A) that would modify the substance or timing of our obligation to provide holders of shares of Class A common stock the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of this offering or (B) with respect to any other provision relating to the rights of holders of our Class A common stock and (ii) to waive their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to consummate an initial business combination within 24 months from the closing of this offering (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame). If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable by our sponsor until the earlier of: (A) one year after the completion of our initial business combination; or (B) subsequent to our initial business combination, (x) if the closing price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. With certain limited exceptions, the private placement warrants and the Class A common stock underlying such warrants, will not be transferable, assignable or salable by our sponsor or its permitted transferees until 30 days after the completion of our initial business combination. Since our sponsor and officers and directors may directly or indirectly own common stock and warrants following this offering, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

•
Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination. In addition, our initial stockholders, sponsor, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates.

•
Our sponsor, officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our sponsor or an affiliate of our sponsor or any of our officers or directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.

The conflicts described above may not be resolved in our favor.
In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:
•
the corporation could financially undertake the opportunity;

•
the opportunity is within the corporation’s line of business; and

•
it would not be fair to our company and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities.

Accordingly, if any of the above executive officers, directors or director nominees becomes aware of a business combination opportunity which is suitable for any of the above entities to which he or she has current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We do not believe, however, that any of the foregoing fiduciary duties or contractual obligations will materially affect our ability to complete our business combination. Our amended and restated certificate of incorporation will provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.
We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with such a company, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or from an independent accounting firm that such initial business combination is fair to our company from a financial point of view.
As long as our sponsor is controlled by our founders, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor. In the event that we submit our initial business combination to our public stockholders for a vote, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. Our initial stockholders have agreed to vote any founder shares held by them and any public shares purchased during or after the offering in favor of our initial business combination and our officers and directors have also agreed to vote any public shares purchased during or after the offering in favor of our initial business combination.
ITEM 11.
EXECUTIVE COMPENSATION

Officer and Director Compensation
The following disclosure concerns the compensation of our executive officers and directors for the fiscal year ended December 31, 2020 (i.e., pre-business combination).
None of our executive officers or directors have received any cash compensation for services rendered to the company. Commencing at the consummation of our initial public offering, we reimburse the sponsor for office space, secretarial and administrative services provided to the company in an amount not to exceed $10,000 per month. In addition, our sponsor, executive officers and directors, or any of their respective affiliates are being reimbursed for any out-of-pocket expenses incurred in connection with activities conducted on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews all payments that the company makes to the sponsor, executive officers or directors, or their affiliates on a quarterly basis. Any such payments prior to an initial business combination are made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, the company does not have any additional controls in place for governing reimbursement payments to its directors and executive officers for their out-of-pocket expenses incurred on behalf of the company and in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, is paid by the company to our sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of the initial business combination.
After the completion of the initial business combination, directors or members of its management team who remain with New Stem may be paid consulting or management fees from New Stem. It is unlikely the amount of management and executive compensation will be known at the time of the proposed business combination, because the directors of New Stem will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors of New Stem for determination, by a compensation committee constituted solely of independent directors or a majority of the independent directors on New Stem’s board of directors.

ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of February 16, 2021 based on information obtained from the persons named below, with respect to the beneficial ownership of our shares of common stock, by:
•
each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•
each of our executive officers and directors that beneficially owns our shares of common stock; and

•
all our executive officers and directors as a group.

In the table below, percentage ownership is based on 38,358,504 shares of Class A common stock (which includes shares of Class A common stock that are underlying the units) and 9,589,626 shares of Class B common stock outstanding as of December 31, 2020. The table below does not include the shares of Class A common stock underlying the private placement warrants held by our sponsor because these securities are not exercisable within 60 days of this Report.
	Class B common stock		Class A common stock
Name of Beneficial Owners(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class
Star Peak Sponsor LLC (our sponsor)	9,509,626	99.2%	—	—
Michael C. Morgan(2)	9,509,626	99.2%	—	—
Eric Scheyer(2)	9,509,626	99.2%	—	—
Michael D. Wilds	—	—	—	—
Alec Litowitz(2)	9,509,626	99.2%	—	—
Adam E. Daley	—	—	—	—
Desirée Rogers(3)	40,000	*	—	—
C. Park Shaper(3)	40,000	*	—	—
All officers and directors as a group (seven individuals)	9,589,626	100%	—	—
Adage Capital Partners, L.P.(4)	—	—	2,393,232	6.2%
Fifth Street Station LLC(5)	—	—	2,375,989	6.2%
Park West Asset Management LLC(6)	—	—	2,300,320	6.0%
Van Eck Associates Corporation(7)	—	—	2,278,397	5.9%
William Blair Investment Management, LLC(8)	—	—	5,493,831	14.3%

*
Less than one percent.

(1)
Unless otherwise noted, the business address of each of our stockholders is 1603 Orrington Avenue, 13th Floor, Evanston, IL 602010.

(2)
The sponsor is the record holder of such shares. Each of Star Peak 19, LLC, Star Peak L LLC and Star Peak M LLC are the managing members of our sponsor and as such, each have voting and investment discretion with respect to the Class B Common Stock held of record by the sponsor and may be deemed to have shared beneficial ownership of the Class B Common Stock held directly by the sponsor. Eric Scheyer is the sole member of and controls Star Peak 19 LLC; Alec Litowitz is the sole member of and controls Star Peak L LLC; and Michael C. Morgan is the sole member of and controls Star Peak M LLC (each, a “Sponsor Controlling Entity”). The unanimous consent of each Sponsor Controlling Entity is required to make voting and dispositive decisions with respect to the securities held by our sponsor. Accordingly, each of Messrs. Scheyer, Litowitz and Morgan are deemed to have or share beneficial ownership of the securities held directly by our sponsor. Each such entity or person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.
(3)
Each of these individuals, as well as STPK’s advisor, holds a direct or indirect interest in the sponsor. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

(4)
The address of Adage Capital Partners, L.P. is 200 Clarendon Street, 52nd Floor, Boston, Massachusetts 02116. Based on a Schedule 13G/A filed on February 11, 2021 (the “Adage 13G”). According to the Adage 13G, Adage Capital Partners, L.P., a Delaware limited partnership (“ACP” is the direct owner of such Class A Common Stock. Adage Capital Partners GP, L.L.C., a limited liability company organized under the laws of the State of Delaware (“ACPGP”), is the general partner of ACP and therefore has beneficial ownership of the shares of Class A Common Stock directly owned by ACP. Adage Capital Advisors, L.L.C., a limited liability company organized under the laws of the State of Delaware (“ACA”), is the managing member of ACPGP, the general partner of ACP, and therefore has beneficial ownership of the shares of Class A Common Stock directly owned by ACP. Robert Atchinson (“Mr. Atchinson”) is the managing member of ACA, which is the managing member of ACPGP, which is the general partner of ACP and therefore Mr. Atchinson has beneficial ownership of the shares of Class A Common Stock directly owned by ACP. Phillip Gross (“Mr. Gross”) is the managing member of ACA, which is the managing member of ACPGP, which is the general partner of ACP and therefore Mr. Gross has beneficial ownership of the shares of Class A Common Stock directly owned by ACP.

(5)
The address of Fifth Street Station LLC is 505 Fifth Avenue South, Suite 900, Seattle, WA 98104. Based on a Schedule 13G filed on February 11, 2021 (the “Fifth Street 13G”). According to the Fifth Street 13G, Fifth Street Station LLC beneficially owns 2,375,989 shares of Class A Common Stock.

(6)
The address of Park West Asset Management LLC is 900 Larkspur Landing Circle, Suite 165, Larkspur, California 94939. Based on a Schedule 13G/A filed on January 11, 2021 (the “Park 13G”). According to the Park 13G, Park West Asset Management LLC, a Delaware limited liability company (“PWAM”), Park West Investors Master Fund, Limited, a Cayman Islands exempted company (“PWIMF”) and Peter S. Park (“Mr. Park”) beneficially own 2,300,320 shares of Class A Common Stock. PWAM is the investment manager to PWIMF and Park West Partners International, Limited, a Cayman Islands exempted company (“PWPI”, and collectively with PWIMF and PWAM, the “PW Funds”). Mr. Park, through one or more affiliated entities, is the controlling manager of PWAM. As of December 22, 2020, PWAM and Mr. Park may be deemed to beneficially own 2,300,320 shares of Class A Common Stock held in the aggregate by the PW Funds and PWIMF may be deemed to beneficially own 2,092,797 shares of Class A Common Stock.

(7)
The address of Van Eck Associates Corporation is 666 Third Ave., 9th Floor, New York, New York 10017. Based on a Schedule 13G filed on February 11, 2021 (the “Van Eck 13G”). According to the Van Eck 13G, 2,278,397 Common Shares are held within mutual funds and other client accounts managed by Van Eck Associates Corporation, none of which individually owns more than 5% of the outstanding shares.

(8)
The address of William Blair Investment Management, LLC is 150 North Riverside Plaza, Chicago, IL 60606. Based on a Schedule 13G filed on January 8, 2021 (the “William Blair 13G”). According to the William Blair 13G, William Blair Investment Management, LLC beneficially owns 5,493,831 shares of Class A Common Stock.

Our sponsor, officers and directors are deemed to be our “promoter” as such term is defined under the federal securities laws.
Changes in Control
None.

ITEM 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Founder Shares
In November 2018, our sponsor purchased an aggregate of 2,875,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.009 per share. Prior to the initial investment in the company of $25,000 by our sponsor, the company had no assets, tangible or intangible. On July 13, 2020, we effected a stock split resulting in our sponsor holding 10,062,500 founder shares. On July 29, 2020, our sponsor transferred 40,000 founder shares to each of Desirée Rogers and C. Park Shaper, our independent director nominees. On August 26, 2020, the underwriters partially exercised the over-allotment option and purchased an additional 3,358,504 units, at a price of $10.00 per unit; thus, 472,874 shares of founder shares were forfeited. The founder shares will automatically convert into shares of Class A common stock at the time of the merger on a one-for-one basis, subject to adjustments, and are subject to certain transfer restrictions, as described in more detail below.
The sponsor and STPK’s officers and directors have agreed not to transfer, assign or sell any of their founder shares until the earlier to occur of (A) one (1) year after the completion of STPK’s initial business combination or (B) subsequent to STPK’s initial business combination, (x) if the last reported sale price of STPK’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any twenty (20) trading days within any 30-trading day period commencing at least one hundred fifty (150) days after STPK’s initial business combination, or (y) the date on which STPK completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all STPK stockholders having the right to exchange their shares of common stock for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of our initial stockholders with respect to any founder shares.
Private Placement Warrants
Simultaneously with the consummation of our initial public offering, we completed the sale of private placement warrants to the sponsor in a private placement, generating gross proceeds of $10.1 million. Each private placement warrant is exercisable for one (1) share of our Class A common stock at an exercise price of $11.50 per share. A portion of the purchase price of the private placement warrants was added to the proceeds from our initial public offering held in the trust account. If our initial business combination is not completed by August 20, 2022, the proceeds from the sale of the private placement warrants held in the trust account will be used to fund the redemption of the Class A common stock (subject to the requirements of applicable law) and the private placement warrants will expire worthless. The private placement warrants will be non-redeemable for cash and exercisable on a cashless basis so long as they are held by the sponsor or its permitted transferees.
The sponsor agreed, subject to limited exceptions, not to transfer, assign or sell any of its private placement warrants until thirty (30) days after the completion of our initial business combination.
Promissory Note — Related Party
On July 10, 2020, the sponsor agreed to loan us an aggregate of up to $300,000 to cover expenses related to our initial public offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing and was due upon the completion of our initial public offering. We borrowed $300,000 under the Note. The Note balance was paid in full at closing of our initial public offering on August 20, 2020.
Administrative Support Agreement
We have agreed to pay $10,000 a month for office space, utilities, and secretarial and administrative support to the sponsor. Services commenced on the date the securities were first listed on the NYSE and will terminate upon the earlier of our initial business combination or our liquidation. We have incurred approximately $20,000 for expenses in connection with such services for the period from October 29, 2018 (inception) through December 31, 2020, which is reflected in the accompanying statement of operations.

Related Person Transactions Policy
We operate under a Code of Ethics that encourages the avoidance of “related-party transactions” or conflicts of interest, wherever possible, except under guidelines or resolutions approved by our board of directors (or the appropriate committee thereof).
Policy for Approval of Related Party Transactions
Our audit committee must review and approve any related person transaction we propose to enter into. Our audit committee charter details the policies and procedures relating to transactions that may present actual, potential or perceived conflicts of interest and may raise questions as to whether such transactions are consistent with the best interest of our company and our stockholders. A summary of such policies and procedures is set forth below.
Any potential related party transaction that is brought to the audit committee’s attention will be analyzed by the audit committee, in consultation with outside counsel or members of management, as appropriate, to determine whether the transaction or relationship does, in fact, constitute a related party transaction. At its meetings, the audit committee will be provided with the details of each new, existing or proposed related party transaction, including the terms of the transaction, the business purpose of the transaction and the benefits to us and to the relevant related party.
In determining whether to approve a related party transaction, the audit committee must consider, among other factors, the following factors to the extent relevant:
•
whether the terms of the transaction are fair to us and on the same basis as would apply if the transaction did not involve a related party;

•
whether there are business reasons for us to enter into the transaction;

•
whether the transaction would impair the independence of an outside director;

•
whether the transaction would present an improper conflict of interest for any director or executive officer; and

•
any pre-existing contractual obligations.

Any member of the audit committee who has an interest in the transaction under discussion must abstain from any voting regarding the transaction, but may, if so requested by the chairman of the audit committee, participate in some or all of the audit committee’s discussions of the transaction. Upon completion of its review of the transaction, the audit committee may determine to permit or to prohibit the transaction.
Our sponsor, officers and directors are deemed to be our “promoter” as such term is defined under the federal securities laws.
To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that our initial business combination is fair to our company and our stockholders from a financial point of view. No finder’s fees, reimbursements, consulting fee, monies in respect of any payment of a loan or other compensation will be paid by us to our sponsor, officers or directors, or any affiliate of our sponsor or officers, for services rendered to us prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, the following payments will be made to our sponsor, officers or directors, or our or their affiliates, none of which will be made from the proceeds of our initial public offering held in the trust account prior to the completion of our initial business combination:
•
Repayment of up to an aggregate of $300,000 in loans made to us by our sponsor to cover offering related and organizational expenses;

•
Payment to an affiliate of our sponsor of $10,000 per month, for up to 18 months, for office space, utilities and secretarial and administrative support;

•
Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

•
Repayment of loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender.

Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates.
ITEM 14.
PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of fees paid to WithumSmith+Brown, PC, for services rendered.
Audit Fees.   Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by WithumSmith+Brown, PC for audit fees, inclusive of required filings with the SEC for the year ended December 31, 2020 and of services rendered in connection with our initial public offering, totaled $110,923. There were $14,500 of audit fees incurred for the year ended December 30, 2019.
Audit-Related Fees.   Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. During the years ended December 31, 2020 and 2019, we did not pay WithumSmith+Brown, PC any audit-related fees.
Tax Fees.   Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. During the years ended December 31, 2020 and 2019, we paid $2,575 and $2,575, respectively, of tax fees.
All Other Fees.   All other fees consist of fees billed for all other services. During the years ended December 31, 2020 and 2019, we did not pay WithumSmith+Brown, PC any other fees.
Pre-Approval Policy
Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES
(a)
The following documents are filed as part of this Form 10-K:

(1)
Financial Statements:

(2)
Financial Statement Schedules:

None.
(3)
Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.
Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of December 3, 2020, by and among Star Peak Energy Transition Corp., STPK Merger Sub Corp., and Stem, Inc.(1)
3.1	Amended and Restated Certificate of Incorporation.(2)
3.2	Second Amended and Restated Bylaws.(3)
4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.(2)
4.2	Specimen Unit Certificate.(3)
4.3	Specimen Class A Common Stock Certificate.(3)
4.4	Description of Registrant’s Securities.*
10.1	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.(2)
10.2	Registration and Stockholder Rights Agreement among the Registrant, the Sponsor and the Holders signatory thereto.(2)
10.3	Private Placement Warrants Purchase Agreement between the Registrant and the Sponsor.(2)
10.5	Letter Agreement among the Registrant, the Sponsor and each director and executive officer of the Registrant.(2)
10.6	Administrative Services Agreement between the Registrant and the Sponsor.(2)
10.7	Form of Subscription Agreement between the Registrant and the investors named therein.(1)
10.8	Form of Lock-Up Agreement among the Registrant, Stem, Inc. and the holders named therein.(1)

Exhibit No.	Description
10.9	Form of Support Agreement between the Registrant and the holders named therein.(1)
10.10	Second Amended and Restated Promissory Note, dated July 10, 2020, issued to the sponsor by the Registrant.(3)
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*
Filed herewith

**
Furnished herewith

(1)
Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on December 3, 2020.

(2)
Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on August 20, 2020.

(3)
Incorporated by reference to the registrant’s Registration Statement on Form S-1, filed with the SEC on August 11, 2020.

ITEM 16.   FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.
March 3, 2020
STAR PEAK ENERGY TRANSITION CORP.
/s/ Eric Scheyer

Name: Eric Scheyer
Title: Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Name	Position	Date
/s/ Michael C. Morgan Michael C. Morgan	Chairman	March 3, 2021
/s/ Eric Scheyer Eric Scheyer	Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2021
/s/ Michael D. Wilds Michael D. Wilds	Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)	March 3, 2021
/s/ Adam E. Daley Adam E. Daley	Director	March 3, 2021
/s/ Alec Litowitz Alec Litowitz	Director	March 3, 2021
/s/ Desirée Rogers Desirée	Director	March 3, 2021
/s/ C. Park Shaper C. Park Shaper	Director	March 3, 2021

STAR PEAK ENERGY TRANSITION CORP.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of
Star Peak Energy Transition Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Star Peak Energy Transition Corp. (the “Company”), as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2020 and 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years ended December 31, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements if the Company is unable to raise additional funds to alleviate liquidity needs then the Company may be forced to cease all operations except for the purpose of liquidating. The liquidity condition and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statement, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ WithumSmith+Brown, PC
We have served as the Company’s auditor since 2018.
New York, New York
March 3, 2021

STAR PEAK ENERGY TRANSITION CORP.
CONSOLIDATED BALANCE SHEETS
	December 31, 2020	December 31, 2019
Assets:
Current assets:
Cash	$936,773	$—
Prepaid expenses	627,564	1,594
Total current assets	1,564,337	1,594
Deferred offering costs associated with initial public offering	—	251,424
Investments held in Trust Account	383,721,747	—
Total Assets	$385,286,084	$253,018
Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$93,965	$35,093
Accounts payable – related party	50,000	—
Accrued expenses	2,467,064	154,174
Note payable	—	57,301
Franchise tax payable	198,406	—
Total current liabilities	2,809,435	246,568
Deferred legal fees	203,910	—
Deferred underwriting commissions in connection with the initial public offering	13,425,476	—
Total liabilities	16,438,821	246,568
Commitments
Class A common stock, $0.0001 par value; 36,384,726 and -0- shares subject to possible redemption at $10.00 per share as of December 31, 2020 and 2019, respectively	363,847,260	—
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 400,000,000 shares authorized; 1,973,778 and -0- shares issued and outstanding (excluding 36,384,726 and -0- shares subject to possible redemption) as of December 31, 2020 and 2019, respectively	197	—
Class B common stock, $0.0001 par value; 40,000,000 shares authorized; 9,589,626 and 10,062,500 shares issued and outstanding as of December 31, 2020 and 2019, respectively(1)	959	1,006
Additional paid-in capital	8,380,865	23,994
Accumulated deficit	(3,382,018)	(18,550)
Total stockholders’ equity	5,000,003	6,450
Total Liabilities and Stockholders’ Equity	$385,286,084	$253,018

(1)
The amount of shares as of December 31, 2019 included up to 1,312,500 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On August 26, 2020, the underwriters partially exercised their over-allotment option; thus, 472,874 shares of Class B common stock were forfeited.

The accompanying notes are an integral part of these consolidated financial statements.

STAR PEAK ENERGY TRANSITION CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
	For the Years Ended December 31,
	2020	2019
Operating expenses
General and administrative expenses	$3,136,965	$9,566
General and administrative expenses – related party	163,210	—
Franchise tax expense	200,000	840
Total operating expenses	3,500,175	10,406
Net gain from Investments held in Trust Account	136,707	—
Net loss	$(3,363,468)	$(10,406)
Weighted average Class A ordinary shares outstanding, basic and diluted	38,208,123	—
Basic and diluted net loss per Class A ordinary share	$—	$—
Weighted average Class B ordinary shares outstanding, basic and diluted(1)	9,589,626	8,750,000
Basic and diluted net loss per Class B ordinary share	$(0.35)	$(0.00)

(1)
Included up to 1,312,500 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On August 26, 2020, the underwriters partially exercised their over-allotment option; thus, 472,874 shares of Class B common stock were forfeited.

The accompanying notes are an integral part of these consolidated financial statements.

STAR PEAK ENERGY TRANSITION CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2020 and 2019
	Common Stock						Total Stockholder’s Equity
	Class A		Class B		Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount	Shares(1)	Amount
Balance – December 31, 2018	—	$—	10,062,500	$1,006	$23,994	$(8,144)	$16,856
Net loss	—	—	—	—	—	(10,406)	(10,406)
Balance – December 31, 2019	—	$—	10,062,500	$1,006	$23,994	$(18,550)	$6,450

	Common Stock						Total Stockholders’ Equity
	Class A		Class B		Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount	Shares(1)	Amount
Balance – December 31, 2019	—	$—	10,062,500	$1,006	$23,994	$(18,550)	$6,450
Sale of units in initial public offering, gross	38,358,504	3,836	—	—	383,581,204	—	383,585,040
Offering costs	—	—	—	—	(22,152,459)	—	(22,152,459)
Sale of private placement warrants to Sponsor in private placement	—	—	—	—	10,771,700	—	10,771,700
Class B common stock forfeited	—	—	(472,874)	(47)	47	—	—
Class A common stock subject to possible redemption	(36,384,726)	(3,639)	—	—	(363,843,621)	—	(363,847,260)
Net loss	—	—	—	—	—	(3,363,468)	(3,363,468)
Balance – December 31, 2020	1,973,778	$197	9,589,626	$959	$8,380,865	$(3,382,018)	$5,000,003

(1)
The amount of shares as of December 31, 2019 included up to 1,312,500 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On August 26, 2020, the underwriters partially exercised their over-allotment option; thus, 472,874 shares of Class B common stock were forfeited.

The accompanying notes are an integral part of these consolidated financial statements.

STAR PEAK ENERGY TRANSITION CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Years Ended December 31,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(3,363,468)	$(10,406)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized gain from Investments held in Trust Account	(136,707)	—
Changes in operating assets and liabilities:
Prepaid expenses	(625,970)	(1,594)
Franchise tax payable	198,406	(4,695)
Accounts payable	(281,128)	(778)
Accrued expenses	2,370,390	—
Net cash used in operating activities	(1,838,477)	(17,473)
Cash Flows from Investing Activities
Cash deposited in Trust Account	(383,585,040)	—
Net cash used in investing activities	(383,585,040)	—
Cash Flows from Financing Activities:
Proceeds from note payable to related party	200,000	—
Repayment of note payable to related party	(292,301)	(117,699)
Proceeds received from initial public offering, gross	383,585,040	—
Proceeds received from private placement	10,771,700	—
Offering costs paid	(7,904,149)	(24,500)
Net cash provided by (used in) financing activities	386,360,290	(142,199)
Net change in cash	936,773	(159,672)
Cash – beginning of the period	—	159,672
Cash – end of the period	$936,773	$—
Supplemental disclosure of noncash activities:
Offering costs included in accounts payable	$292,500	$35,000
Offering costs included in accrued expenses	$75,000	$19,046
Adjust offering costs against accrued expenses	$—	$(149,200)
Deferred legal fees	$203,910	$—
Deferred underwriting commissions in connection with the initial public offering	$13,425,476	$—
Reclassification of accrued offering costs to accounts payable	$(132,500)	$—
Accounts payable paid by Sponsor	$(35,000)	$—
Initial value of Class A common stock subject to possible redemption	$334,952,900	$—
Change in value of Class A common stock subject to possible redemption	$28,894,360	$—
Forfeiture of Class B common stock	$47	$—
The accompanying notes are an integral part of these consolidated financial statements.

STAR PEAK ENERGY TRANSITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Description of Organization and Business Operations
Star Peak Energy Transition Corp., formerly known as Star Peak Energy Acquisition Corp. (the “Company”), is a blank check company incorporated in Delaware on October 29, 2018 (inception) for the purpose of effecting a merger, capital stock exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). While the Company may pursue an acquisition opportunity in any business, industry, sector or geographical location, it intends to focus its efforts primarily on identifying businesses seeking to be a market leader in, and/or benefit from the increasing global initiatives to improve the efficiency of our energy ecosystems and reduce emissions (the “Energy Transition”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.
On December 3, 2020, the Company entered into an Agreement and Plan of Merger (the “merger agreement”) with STPK Merger Sub Corp., a newly formed Delaware corporation and wholly-owned subsidiary of the Company, and Stem, Inc., a Delaware corporation (“Stem”). See the Proposed Business Combination described below.
As of December 31, 2020, the Company had not commenced any operations. All activity for the period from October 29, 2018 (inception) through December 31, 2020 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company temporarily halted the Initial Public Offering in September 2019 and recapitalized and continued in July 2020. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.
The Company’s sponsor is Star Peak Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on August 17, 2020. On August 20, 2020, the Company consummated its Initial Public Offering of 35,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $350.0 million, and incurring offering costs of approximately $20.2 million, inclusive of approximately $12.3 million in deferred underwriting commissions (Note 5). On August 26, 2020, the Company consummated the sale of 3,358,504 Units at the Initial Public Offering price at $10.00 per Unit pursuant to the notice of partial exercise from the underwriters, generating additional gross proceeds of approximately $33.6 million, and incurring additional offering costs of approximately $1.9 million, inclusive of approximately $1.2 million in deferred underwriting commissions.
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
Upon the closing of the Initial Public Offering and the Private Placement on August 20, 2020, $350.0 million ($10.00 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement were placed in a trust account (“Trust Account”), located in the United States at J.P. Morgan Chase Bank, N.A. with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the assets held in the Trust Account as described below. Upon closing of the sale of Units and Private Placement Warrants upon exercise of the over-allotment, on August 26, 2020, $33.6 million of the net proceeds of the sale of the Units and Private Placement Warrants were placed in the Trust Account.
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
Proposed Business Combination
On December 3, 2020, the Company entered into an Agreement and Plan of Merger (the “merger agreement”) with STPK Merger Sub Corp., a newly formed wholly-owned subsidiary of the Company, and Stem, Inc., a Delaware corporation (“Stem”). If the merger agreement is adopted by Stem’s stockholders, the merger agreement and the transactions contemplated thereby, including the issuance of common stock of the Company (“New Stem Common Stock”) to be issued or reserved as the merger consideration, is approved by the Company’s stockholders, and the merger is subsequently completed, Merger Sub will merge with and into Stem, with Stem surviving the merger as a wholly owned subsidiary of the Company (the “merger”).
Immediately prior to the effective time of the merger, each outstanding share of Stem common stock, including common stock held by prior owners of Stem preferred stock (other than shares owned by Stem as treasury stock, dissenting shares and restricted shares) (“Existing Stem Common Stock”), will be cancelled and converted into the right to receive a pro rata portion of approximately 65,000,000 shares of New Stem Common Stock (less any shares of New Stem Common Stock that will be issuable upon exercise of certain outstanding options and warrants to purchase capital stock of Stem that remain outstanding after the merger).
The total number of shares of New Stem Common Stock expected to be issued in the merger at the closing of the merger is approximately 65,000,000 (including shares of New Stem Common Stock that will be issuable upon exercise of certain outstanding options and warrants to purchase capital stock of Stem that remain outstanding after the merger), and holders of shares of Stem common stock as of immediately prior to the closing of the merger (and following the conversion of Stem preferred stock, Stem Warrants and Convertible Notes into New Stem Common Stock) will hold, in the aggregate, approximately 48% and 66.9% of the issued and outstanding shares of New Stem Common Stock immediately following the closing of the merger, assuming no shares of the Company’s common stock are redeemed and the maximum number of shares of the Company’s common stock are redeemed, respectively.
Refer to the preliminary proxy statement/consent solicitation statement/prospectus, as filed in Form S-4 with the Securities and Exchange Commission on January 22, 2021 for additional information.
Liquidity, Capital Resources and Going Concern
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2020, the Company had approximately $937,000 in its operating bank account, approximately $137,000 of interest income available in the Trust Account to pay for taxes and working capital deficit of approximately $1.2 million. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans.
Through December 31, 2020, the Company’s liquidity needs have been satisfied through a capital contribution of $25,000 from the Sponsor to purchase the Founder Shares (as defined below), the loan of up to $300,000 under the Note (see Note 4), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on August 20, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s officers, directors and initial stockholders may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). To-date, there have been no borrowings under any Working Capital Loans.
In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the lack of liquidity raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be forced to liquidate before August 20, 2022.
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements are presented in U.S. dollars, in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), and include the accounts of the Company’s wholly-owned subsidiary, STPK Merger Sub Corp. All intercompany balances and transactions have been eliminated in consolidation.
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
This may make comparison of the Company’s consolidated financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at December 31, 2020 and 2019.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal depository insurance coverage of $250,000, and investments held in Trust Account. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Investments Held in the Trust Account
The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain from investments held in the Trust Account in the accompanying consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value of Financial Instruments
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:
•
Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
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
As of December 31, 2020 and 2019, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses and franchise tax payable approximate their fair values due to the short-term nature of the instruments. The Company’s investments held in Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market funds that comprise only U.S. treasury securities and are recognized at fair value. The fair value of investments held in Trust Account is determined using quoted prices in active markets.
Offering Costs Associated with the Initial Public Offering
The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A — “Expenses of Offering.” Offering costs consist of costs incurred in connection with the formation and preparation for the Initial Public Offering. These costs, together with the underwriting discount, were charged to additional paid-in capital upon the completion of the Initial Public Offering.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 36,384,726 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s consolidated balance sheet.
Net Loss Per Common Share
Net loss per share of common stock is computed by dividing net loss applicable to stockholders by the weighted average number of shares of common stock outstanding during the periods. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 19,967,302 shares of Class A common stock in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted earnings per share is the same as basic earnings per share for the periods presented.

The Company’s consolidated statement of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A common stock is calculated by dividing the investment income earned on the Trust Account of approximately $137,000, net of applicable franchise taxes of approximately $137,000 for the year ended December 31, 2020, by the weighted average number of shares of Class A common stock outstanding for the periods. Net loss per share, basic and diluted for Class B common stock for the year ended December 31, 2020 is calculated by dividing the general and administration expenses of approximately $3.3 million and franchise taxes of $63,000, resulting in a net loss of approximately $3.4 million, by the weighted average number of Class B common stock outstanding for the period.
Income Taxes
The Company complies with the accounting and reporting requirements of Financial Accounting Standards Board Accounting Standard Codification, or FASB ASC, 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.
Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have an effect on the Company’s consolidated financial statements.
Note 3 — Initial Public Offering
Public Units
On August 20, 2020, the Company consummated its Initial Public Offering of 35,000,000 Units at $10.00 per Unit, generating gross proceeds of $350.0 million, and incurring offering costs of approximately $20.2 million, inclusive of approximately $12.3 million in deferred underwriting commissions. On August 26, 2020, the Company consummated the sale of 3,358,504 Units at the Initial Public Offering price at $10.00 per Unit pursuant to the notice of partial exercise from the underwriters, generating additional gross proceeds of approximately $33.6 million, and incurring additional offering costs of approximately $1.9 million, inclusive of approximately $1.2 million in deferred underwriting commissions.
Each Unit consists of one share of Class A common stock (such shares of Class A common stock included in the Units being offered, the “Public Shares”), and one-third of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 6).
Note 4 — Related Party Transactions
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
Related Party Reimbursements and Loans
The Company’s Sponsor had agreed to loan the Company up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note, dated November 8, 2018 and later amended on

July 10, 2020 (the “Note”). This loan was non-interest bearing and payable upon the completion of the Initial Public Offering. In 2018 and 2019, the Company borrowed approximately $182,000 under the Note and repaid approximately $125,000 when it temporarily halted the Initial Public Offering in September 2019. The Company recapitalized and continued in July 2020, and borrowed an additional of $235,000 under the Note. The Company fully repaid the remaining balance the Note of approximately $292,000 on August 20, 2020.
During the year ended December 31, 2020, the Company reimbursed affiliates of the sponsor for costs incurred of approximately $113,000.
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination is not completed, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2020 and 2019, no Working Capital Loan was outstanding.
Administrative Service Agreement
Commencing on the date that the Company’s securities were first listed on the NYSE, the Company agreed to pay an affiliate of the Sponsor of total $10,000 per month for office space, utilities, secretarial support and administrative services. Upon completion of the initial Business Combination or the liquidation, the Company will cease paying these monthly fees. The Company incurred approximately $50,000 in administrative expenses under the agreement, which is recognized in the accompanying consolidated statements of operations for the year ended December 31, 2020 within general and administrative expenses — related party. As of December 31, 2020, an aggregate of $50,000 in accounts payable — related party was outstanding, as reflected in the accompanying balance sheets.
Note 5 — Commitments and Contingencies
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
Risks and Uncertainties
Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Note 6 — Stockholders’ Equity
Class A common stock — The Company is authorized to issue 400,000,000 Class A common stock with a par value of $0.0001 per share. As of December 31, 2020, there were 38,358,504 Class A common shares outstanding, including 36,384,726 shares of Class A common stock subject to possible redemption that were classified as temporary equity in the accompanying consolidated balance sheets.
Class B common stock — The Company is authorized to issue 40,000,000 shares of Class B common stock with a par value of $0.0001 per share. On November 8, 2018, the Company issued 2,875,000 Class B common stock for $25,000. On July 13, 2020, the Company effected a stock split resulting in the Sponsor holding 10,062,500 shares of Class B common stock. All shares and the associated amounts have been retroactively restated to reflect the aforementioned stock split. Of the 10,062,500 shares of Class B common stock outstanding, up to 1,312,500 shares were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the initial stockholders would collectively own 20.0% of the Company’s issued and outstanding common stock after the Initial Public Offering. The underwriters partially exercised their over-allotment option on August 26, 2020, with the remaining portion of the over-allotment option expiring at the conclusion of the 45-day option period. As a result, an aggregate of 472,874 Founder Shares were forfeited upon the expiration of the over-allotment option.
Common stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Holders of the Class A common stock and holders of the Class B common stock will vote together as a single class on all matters submitted to a vote of our stockholders except as required by law.
Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2020 and 2019, there were no shares of preferred stock issued or outstanding.
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

•
if and only if, the last reported sale price (the “closing price”) of the Company’s Class A ordinary shares equals or exceeds $10.00 per Public Share (as adjusted) for any 20 trading days within the 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders; and

•
if the closing price of the Class A ordinary shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

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
Note 7 — Fair Value Measurements
The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2020 by level within the fair value hierarchy:
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account:
U.S. Treasury Securities	$383,721,747	$—	$—
Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the year ended December 31, 2020.
Note 8 — Income Taxes
The Company’s taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative expenses are generally considered start-up costs and are not currently deductible. There was no income tax expense for the years ended December 31, 2020 and 2019.

The income tax provision (benefit) consists of the following:
	For the Years Ended
	December 31, 2020	December 31, 2019
Current
Federal	$(13,291)	$(176)
State	—	—
Deferred
Federal	(693,037)	(2,009)
State	—	—
Valuation allowance	706,328	2,185
Income tax (benefit) provision	$—	$—
The Company’s net deferred tax assets are as follows:
	December 31, 2020	December 31, 2019
Deferred tax assets:
Net-operating loss carryforward	$(13,467)	$(176)
Start-up/Organization costs	(695,046)	(2,009)
Total deferred tax assets	(708,513)	(2,185)
Valuation allowance	708,513	2,185
Deferred tax asset, net of allowance	$—	$—
In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. At December 31, 2020 and 2019, the valuation allowance was approximately $709,000 and $2,000, respectively.
There were no unrecognized tax benefits as of December 31, 2020 and 2019. No amounts were accrued for the payment of interest and penalties at December 31, 2020 and 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate (benefit) is as follows:
	For the Years Ended
	December 31, 2020	December 31, 2019
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Change in valuation allowance	(21.0)%	(21.0)%
Income tax provision expense	0.0%	0.0%
Note 9 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were available to be issued, and determined that there have been no events that have occurred that would require adjustments to the disclosures in the consolidated financial statements.