Form 10-K/A
period 2020-12-31
Star Peak Energy Transition Corp.
filed 2021-04-26
CIK 1758766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Documents Incorporated by Reference: None.

i

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Annual Report on Form 10-K to “we,” “us,” the “Company” or “our company” are to Star Peak Energy Transition Corp.), unless the context otherwise indicates.

This Amendment No. 1 ("Amendment No. 1") to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K of Star Peak Energy Transition Corp.), for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission ("SEC") on March 4, 2021 (the "Original Filing").

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on August 20, 2020, our warrants were accounted for as equity within our balance sheet, and after discussion and evaluation, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued Financial Statements for the year ended December 31, 2020 (collectively, the “Affected Periods”) should be restated because of a misapplication in the guidance around accounting for certain of our outstanding warrants to purchase common stock (the “Warrants”) and should no longer be relied upon.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. We reassessed our accounting for Warrants issued on August 20, 2020, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our Statement of Operations each reporting period.

We are filing this Amendment No. 1 to include additional risk factors under Item 1A, the Management’s Discussion and Analysis of Financial Condition and Results of Operation described in Item 7, and Financial Statements and Supplementary Data described in Item 8, which such financial data give effect to the change in accounting for the Warrants as disclosed in the Original Filing.

The change in accounting for the Warrants did not have any impact on our liquidity, cash flows, revenues or costs of operating our business and the other non-cash adjustments to the Financial Statements, in all of the Affected Periods or in any of the periods included in Item 8, Financial Statements and Supplementary Data in this filing. The change in accounting for the warrants does not impact the amounts previously reported for the Company’s cash and cash equivalents, investments held in the trust account, operating expenses or total cash flows from operations for any of these periods.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Item 1A, Risk Factors, is hereby amended to add additional risk factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, and Item 8, Financial Statements and Supplementary Data, of the Original Filing are hereby amended and restated in their entirety. This Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

This Amendment No. 1 does not reflect events occurring after the filing of the Original Filing, and, except as described above, does not modify or update any other disclosures in the Original Filing.

Items Amended in this Form 10-K/A

This Form 10-K/A presents the Original Report, amended and restated with modifications as necessary to reflect the      restatements. The following items have been amended to reflect the restatement:

Part I, Item 1A. Risk Factors

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements

Part II, Item 9A. Controls and Procedures

In addition, the Company’s Chief Executive Officer and Principal Accounting Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 32.1 and 32.2).

Except as described above, this Form 10-K/A does not amend, update or change any other items or disclosures in the Original Report and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Form 10-K/A speaks only as of the date the Original Report was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Report to give effect to any subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Report, including any amendment to those filings.

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

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward- looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under “Risk Factors” may not be exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward- looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Report. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Report, those results or developments may not be indicative of results or developments in subsequent periods.

v

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

•	We are a recently formed blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

•	Past performance by our management team is not indicative of future performance of an investment in us.

•	Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

•	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

•	If we seek stockholder approval of our initial business combination, our initial stockholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

•	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

•	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

•	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

•	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and the status of debt and equity markets.

•	We may not be able to complete our initial business combination within the 24 months after the closing of our initial public offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

•	If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors and their affiliates may elect to purchase shares from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock.

•	If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

•	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment you may be forced to sell your public shares or warrants, potentially at a loss.

•	NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

•	You will not be entitled to protections normally afforded to investors of many other blank check companies.

•	If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.

•	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

•	If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for at least 24 months from the closing of our initial public offering, we may be unable to complete our initial business combination, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

•	If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for at least the next 24 months, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search for a business combination, to pay our taxes, including franchise and income taxes, and to complete our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination.

•	Subsequent to the completion of our initial business combination, we may be required to take write- downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

•	If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

•	Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

•	If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

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

We anticipate structuring our initial business combination so that the post-transaction company will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons. However, we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for the post- transaction company not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the NYSE’s 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as the initial business combination for seeking stockholder approval or for purposes of a tender offer, as applicable.

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

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per- share redemption amount received by stockholders may be less than $10.00 per share.

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

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post- combination business.

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

Our amended and restated certificate of incorporation provides that any of its provisions related to pre- business combination activity (including the requirement to deposit proceeds of our initial public offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of 65% of our common stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our initial stockholders, who collectively beneficially own up to 20% of our common stock, will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre- business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

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

We issued warrants to purchase 11,666,667 shares of Class A common stock as part of the units offered in our initial public offering and, simultaneously with the closing of our initial public offering, we issued in a private placement warrants to purchase 6,733,333 shares of Class A common stock at $11.50 per share. Prior to our initial public offering, our sponsor purchased 10,062,500 founder shares in a private placement. Following the closing of our initial public offering, the underwriters partially exercised the over- allotment option and purchased an additional 3,358,504 units (including warrants to purchase an additional 1,119,501 shares of Class A common stock), at a price of $10.00 per unit; thus, 472,874 shares of founder shares were forfeited and an additional 447,801 private placement warrants were issued. The founder shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment for share splits, share dividends, reorganizations, recapitalizations and the like and subject to further adjustment as set forth herein. In addition, if our sponsor or affiliates, directors or officers make any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.50 per warrant at the option of the lender. To the extent we issue shares of Class A common stock to effectuate a business combination, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants and conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding shares of Class A common stock and reduce the value of the shares of Class A common stock issued to complete the business combination. Therefore, our warrants and founder shares may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

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

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Annual Report, we identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering in August 2020. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit and related financial disclosures for the Affected Periods.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our consolidated financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the August 2020 initial public offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying consolidated financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Annual Report.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.

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

The following discussion and analysis should be read in conjunction with the financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward- Looking Statements” appearing elsewhere in this Annual Report on Form 10-K.

In this Annual Report of Star Peak Energy Transition Corp. (the "Company") on Form 10-K for the fiscal year ended December 31, 2020, we are restating (i) our audited financial statements as of, and for the period ended December 31, 2020 and (ii) our unaudited interim financial statements as of, and for the quarterly period ended September 30, 2020.

The restatement results from our prior accounting for our outstanding common stock purchase warrants issued in connection with our initial public offering in August 2020 which had been classified as a component of equity on the premise that the instruments were indexed to our own stock and were eligible to be accounted for as equity instruments instead of classifying them as derivative liabilities.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on August 20, 2020, our warrants were accounted for as equity within our balance sheet, and after discussion and evaluation, including with our independent auditors, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued Financial Statements for the period ended December 31, 2020 (collectively, the “Affected Periods”) should be restated because of a misapplication in the guidance around accounting for certain of our outstanding warrants to purchase common stock (the “Warrants”) and should no longer be relied upon.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. We reassessed our accounting for Warrants issued on August 20, 2020, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our Statement of Operations each reporting period.

Our accounting for the Warrants as derivative liabilities instead of as equity did not have any effect on our previously reported revenue, operating expenses, operating income, cash flows or cash.

In connection with the restatement, our management reassessed the effectiveness of its disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that its disclosure controls and procedures for such periods were not effective with respect to the misclassification of the Company's warrants as components of equity instead of as derivative liabilities.  For more information, see Item 9A included in this Annual Report on Form 10-K.

We have not amended our previously filed Quarterly Report on Form 10-Q for the period affected by the restatement.  The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

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

Our liquidity needs to date have been satisfied through a capital contribution of $25,000 from the Sponsor to purchase the Founder Shares (as defined below), the loan of up to $300,000 under the Note (see Note 5), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note on August 20, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, our officers, directors and initial stockholders may, but are not obligated to, provide us the Working Capital Loans (see Note 5). To-date, there have been no borrowings under any Working Capital Loans.

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

For the year ended December 31, 2020, we had net loss of approximately $112.6 million, which consisted of approximately $3.1 million in general and administrative expenses, approximately $163,000 in general and administrative expenses for costs incurred with our Sponsor, a 109.3 million loss from changes in fair value of warrant liabilities and approximately $200,000 of franchise tax expense, which was partially offset by approximately $137,000 gain on investment (net), dividends and interest held in Trust Account.

For the year ended December 31, 2019, we had net loss of approximately $10,000, which consisted of approximately $9,000 in general and administrative expenses and $1,000 of franchise tax expense.

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the warrants issued in connection with our Initial Public Offering and Private Placement as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

Related Party Transactions

Founder Shares

On November 8, 2018, the Sponsor purchased 2,875,000 shares (the “Founder Shares”) of our Class B common stock, par value $0.0001 per share, for an aggregate price of $25,000. On July 13, 2020, we effected a stock split resulting in the Sponsor holding 10,062,500 Founder Shares. All shares and the associated amounts have been retroactively restated to reflect the aforementioned stock split. On July 29, 2020, the Sponsor transferred 40,000 Founder Shares to each of Desirée Rogers and C. Park Shaper, the Company’s independent director nominees. The initial stockholders agreed to forfeit up to 1,312,500 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters, so that the Founder Shares would represent 20% of the outstanding shares after the Initial Public Offering. The underwriters partially exercised their over-allotment option on August 26, 2020, with the remaining portion of the over- allotment option expiring at the conclusion of the 45-day option period. As a result, an aggregate of 472,874 Founder Shares were forfeited upon the expiration of the over-allotment option.

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

Contractual Obligations

Registration Rights

The initial stockholders and holders of the Private Placement Warrants are entitled to registration rights pursuant to a registration rights agreement. The initial stockholders and holders of the Private Placement Warrants will be entitled to make up to three demands, excluding short form registration demands, that we register such securities for sale under the Securities Act. In addition, these holders will have “piggy- back” registration rights to include their securities in other registration statements filed by us. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 24,275,528 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our consolidated balance sheet.

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

Our consolidated statement of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A common stock is calculated by dividing the investment income earned on the Trust Account of approximately $137,000, net of applicable franchise taxes of approximately $137,000 for the year ended December 31, 2020, by the weighted average number of shares of Class A common stock outstanding for the periods. Net loss per share, basic and diluted for Class B common stock for the year ended December 31, 2020 is calculated by dividing the general and administration expenses of approximately $3.1 million, change in fair value of derivative warrant liabilities of $109.3 million and franchise taxes of $200,000, resulting in a net loss of approximately $112.6 million, by the weighted average number of Class B common stock outstanding for the period.

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

We issued 19,967,302 common stock warrants issued in connection with our Initial Public Offering (12,786,168) and Private Placement (7,181,134) which are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued in connection with the Public Offering and Private Placement has been estimated using Monte-Carlo simulations at each measurement date.

Off-Balance Sheet Arrangements and Contractual Obligations

As of December 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non- emerging growth companies. As a result, the consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of December 31, 2020, due solely to the material weakness in our internal control over financial reporting described below in “Management's Report on Internal Control over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10K/A present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10K/A does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10K/A had not yet been identified. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

Individuals	Entity	Entity’s Business	Affiliation
Michael C. Morgan	Triangle Peak Partners, LP	Alternative Asset Management	Chairman and Chief Executive Officer

	Portcullis Partners, LP	Alternative Asset Management	President and Chief Executive Officer
	Kinder Morgan, Inc.	Energy Infrastructure Company	Lead Director

	Sunnova	Solar Energy	Director
	Star Peak Corp II	Special Purpose Acquisition Company	Chairman of the Board

Eric Scheyer	Magnetar Financial LLC

	Great Elm Capital Group, Inc.	Alternative Asset Management Public Holding Company	Partner; Head of Magnetar Energy and Infrastructure Group Director

Individuals	Entity	Entity’s Business	Affiliation
	Star Peak Corp II	Special Purpose Acquisition Company	Chief Executive Officer; Director

Michael D. Wilds	Magnetar Financial LLC	Alternative Asset Management	Chief Operating Officer Magnetar Energy and Infrastructure Group

	Star Peak Corp II	Special Purpose Acquisition Company	Chief Financial Officer; Chief Accounting Officer

Adam E. Daley	Magnetar Financial LLC	Alternative Asset Management	Partner & Co-Head of Magnetar Energy & Infrastructure Group
	Double Eagle Energy III, LLC	Energy Exploration	Director
	DoublePoint Energy, LLC	Energy Exploration	Director

	Star Peak Corp II	Special Purpose Acquisition Company	Director

Alec Litowitz	Magnetar Financial LLC	Alternative Asset Management	Founder and Chief Executive Officer

	Star Peak Corp II	Special Purpose Acquisition Company	Director

Desirée Rogers	Black Opal Beauty, LLC	Makeup and Skincare	Chief Executive Officer and Co-Owner
	Inspired Entertainment	Business-to-Business Gaming Technology	Director
	MDC Partners	Advertising and Marketing Holding Company	Director
	Star Peak Corp II	Special Purpose Acquisition Company	Director
C. Park Shaper	Seis Holdings, LLC	Alternative Asset Management	Chief Executive Officer
	Kinder Morgan, Inc.	Energy Infrastructure Company	Director

	Sunnova	Solar Energy	Director
	Weingarten Realty Investors	Real Estate Investment	Trust Manager

	Star Peak Corp II	Special Purpose Acquisition Company	Director

Potential investors should also be aware of the following other potential conflicts of interest:

•	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

•	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•	Our initial stockholders have agreed (i) to waive their redemption rights with respect to any founder shares and public shares held by them in connection with the completion of our initial business combination and a stockholder vote to approve an amendment to our amended and restated certificate of incorporation (A) that would modify the substance or timing of our obligation to provide holders of shares of Class A common stock the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of this offering or (B) with respect to any other provision relating to the rights of holders of our Class A common stock and (ii) to waive their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to consummate an initial business combination within 24 months from the closing of this offering (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame). If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable by our sponsor until the earlier of: (A) one year after the completion of our initial business combination; or (B) subsequent to our initial business combination, (x) if the closing price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30- trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. With certain limited exceptions, the private placement warrants and the Class A common stock underlying such warrants, will not be transferable, assignable or salable by our sponsor or its permitted transferees until 30 days after the completion of our initial business combination. Since our sponsor and officers and directors may directly or indirectly own common stock and warrants following this offering, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

•	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination. In addition, our initial stockholders, sponsor, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates.

•	Our sponsor, officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our sponsor or an affiliate of our sponsor or any of our officers or directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.

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

	Class B common stock		Class A common stock
	Number of		Number of
Name of Beneficial Owners(1)	Shares Beneficially Owned	Approximate Percentage of Class	Shares Beneficially Owned	Approximate Percentage of Class
Star Peak Sponsor LLC

(our sponsor)	9,509,626	99.2%	—	—
Michael C. Morgan(2)	9,509,626	99.2%	—	—
Eric Scheyer(2)	9,509,626	99.2%	—	—
Michael D. Wilds	—	—	—	—
Alec Litowitz(2)	9,509,626	99.2%	—	—
Adam E. Daley	—	—	—	—
Desirée Rogers(3)	40,000	*	—	—
C. Park Shaper(3)	40,000	*	—	—
All officers and directors as a group (seven individuals)	9,589,626	100%	—	—
Adage Capital Partners, L.P.(4)	—	—	2,393,232	6.2%
Fifth Street Station LLC(5)	—	—	2,375,989	6.2%
Park West Asset Management LLC(6)	—	—	2,300,320	6.0%
Van Eck Associates Corporation(7)	—	—	2,278,397	5.9%
William Blair Investment Management, LLC(8)	—	—	5,493,831	14.3%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of our stockholders is 1603 Orrington Avenue, 13th Floor, Evanston, IL 602010.

(2)	The sponsor is the record holder of such shares. Each of Star Peak 19, LLC, Star Peak L LLC and Star Peak M LLC are the managing members of our sponsor and as such, each have voting and investment discretion with respect to the Class B Common Stock held of record by the sponsor and may be deemed to have shared beneficial ownership of the Class B Common Stock held directly by the sponsor. Eric Scheyer is the sole member of and controls Star Peak 19 LLC; Alec Litowitz is the sole member of and controls Star Peak L LLC; and Michael C. Morgan is the sole member of and controls Star Peak M LLC (each, a “Sponsor Controlling Entity”). The unanimous consent of each Sponsor Controlling Entity is required to make voting and dispositive decisions with respect to the securities held by our sponsor. Accordingly, each of Messrs. Scheyer, Litowitz and Morgan are deemed to have or share beneficial ownership of the securities held directly by our sponsor. Each such entity or person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

(3)	Each of these individuals, as well as STPK’s advisor, holds a direct or indirect interest in the sponsor. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

(4)	The address of Adage Capital Partners, L.P. is 200 Clarendon Street, 52nd Floor, Boston, Massachusetts 02116. Based on a Schedule 13G/A filed on February 11, 2021 (the “Adage 13G”). According to the Adage 13G, Adage Capital Partners, L.P., a Delaware limited partnership (“ACP” is the direct owner of such Class A Common Stock. Adage Capital Partners GP, L.L.C., a limited liability company organized under the laws of the State of Delaware (“ACPGP”), is the general partner of ACP and therefore has beneficial ownership of the shares of Class A Common Stock directly owned by ACP. Adage Capital Advisors, L.L.C., a limited liability company organized under the laws of the State of Delaware (“ACA”), is the managing member of ACPGP, the general partner of ACP, and therefore has beneficial ownership of the shares of Class A Common Stock directly owned by ACP. Robert Atchinson (“Mr. Atchinson”) is the managing member of ACA, which is the managing member of ACPGP, which is the general partner of ACP and therefore Mr. Atchinson has beneficial ownership of the shares of Class A Common Stock directly owned by ACP. Phillip Gross (“Mr. Gross”) is the managing member of ACA, which is the managing member of ACPGP, which is the general partner of ACP and therefore Mr. Gross has beneficial ownership of the shares of Class A Common Stock directly owned by ACP.

(5)	The address of Fifth Street Station LLC is 505 Fifth Avenue South, Suite 900, Seattle, WA 98104. Based on a Schedule 13G filed on February 11, 2021 (the “Fifth Street 13G”). According to the Fifth Street 13G, Fifth Street Station LLC beneficially owns 2,375,989 shares of Class A Common Stock.

(6)	The address of Park West Asset Management LLC is 900 Larkspur Landing Circle, Suite 165, Larkspur, California 94939. Based on a Schedule 13G/A filed on January 11, 2021 (the “Park 13G”). According to the Park 13G, Park West Asset Management LLC, a Delaware limited liability company (“PWAM”), Park West Investors Master Fund, Limited, a Cayman Islands exempted company (“PWIMF”) and Peter S. Park (“Mr. Park”) beneficially own 2,300,320 shares of Class A Common Stock. PWAM is the investment manager to PWIMF and Park West Partners International, Limited, a Cayman Islands exempted company (“PWPI”, and collectively with PWIMF and PWAM, the “PW Funds”). Mr. Park, through one or more affiliated entities, is the controlling manager of PWAM. As of December 22, 2020, PWAM and Mr. Park may be deemed to beneficially own 2,300,320 shares of Class A Common Stock held in the aggregate by the PW Funds and PWIMF may be deemed to beneficially own 2,092,797 shares of Class A Common Stock.

(7)	The address of Van Eck Associates Corporation is 666 Third Ave., 9th Floor, New York, New York 10017. Based on a Schedule 13G filed on February 11, 2021 (the “Van Eck 13G”). According to the Van Eck 13G, 2,278,397 Common Shares are held within mutual funds and other client accounts managed by Van Eck Associates Corporation, none of which individually owns more than 5% of the outstanding shares.

(8)	The address of William Blair Investment Management, LLC is 150 North Riverside Plaza, Chicago, IL 60606. Based on a Schedule 13G filed on January 8, 2021 (the “William Blair 13G”). According to the William Blair 13G, William Blair Investment Management, LLC beneficially owns 5,493,831 shares of Class A Common Stock.

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

The sponsor and STPK’s officers and directors have agreed not to transfer, assign or sell any of their founder shares until the earlier to occur of (A) one (1) year after the completion of STPK’s initial business combination or (B) subsequent to STPK’s initial business combination, (x) if the last reported sale price of STPK’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any twenty (20) trading days within any 30- trading day period commencing at least one hundred fifty (150) days after STPK’s initial business combination, or (y) the date on which STPK completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all STPK stockholders having the right to exchange their shares of common stock for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of our initial stockholders with respect to any founder shares.

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

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of December 3, 2020, by and among Star Peak Energy Transition Corp., STPK Merger Sub Corp., and Stem, Inc.(1)

3.1	Amended and Restated Certificate of Incorporation.(2)

3.2	Second Amended and Restated Bylaws.(3)

4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.(2)

4.2	Specimen Unit Certificate.(3)

4.3	Specimen Class A Common Stock Certificate.(3)

4.4	Description of Registrant’s Securities.*

10.1	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.(2)

10.2	Registration and Stockholder Rights Agreement among the Registrant, the Sponsor and the Holders signatory thereto.(2)

10.3	Private Placement Warrants Purchase Agreement between the Registrant and the Sponsor.(2)

10.5	Letter Agreement among the Registrant, the Sponsor and each director and executive officer of the Registrant.(2)

10.6	Administrative Services Agreement between the Registrant and the Sponsor.(2)

10.7	Form of Subscription Agreement between the Registrant and the investors named therein.(1)

10.8	Form of Lock-Up Agreement among the Registrant, Stem, Inc. and the holders named therein.(1)

Exhibit No.	Description
10.9	Form of Support Agreement between the Registrant and the holders named therein.(1)

10.10	Second Amended and Restated Promissory Note, dated July 10, 2020, issued to the sponsor by the Registrant.(3)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).**

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).**

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

101.INS XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema

101.CAL XBRL Taxonomy Extension Calculation Linkbase

101.DEF XBRL Taxonomy Extension Definition Linkbase

101.LAB XBRL Taxonomy Extension Label Linkbase

101.PRE XBRL Taxonomy Extension Presentation Linkbase

*	Previously filed

** Filed herewith

(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on December 3, 2020.

(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on August 20, 2020.

(3)	Incorporated by reference to the registrant’s Registration Statement on Form S-1, filed with the SEC on August 11, 2020.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

April 23, 2021

STAR PEAK ENERGY TRANSITION CORP.

/s/ Eric Scheyer
Name: Eric Scheyer
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Michael C. Morgan	Chairman	April 23, 2021
Michael C. Morgan

/s/ Eric Scheyer	Chief Executive Officer and Director	April 23, 2021
Eric Scheyer	(Principal Executive Officer)

/s/ Michael D. Wilds	Chief Financial Officer and Chief Accounting Officer	April 23, 2021
Michael D. Wilds	(Principal Financial and Accounting Officer)

/s/ Adam E. Daley	Director	April 23, 2021
Adam E. Daley

/s/ Alec Litowitz	Director	April 23, 2021
Alec Litowitz

/s/ Desirée Rogers	Director	April 23, 2021
Desirée

/s/ C. Park Shaper	Director	April 23, 2021
C. Park Shaper

STAR PEAK ENERGY TRANSITION CORP.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Star Peak Energy Acquisition Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Star Peak Energy Acquisition Corp. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2020 and 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years ended December 31, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Consolidated Financial Statements

As discussed in Note 2 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 consolidated financial statements have been restated to correct the accounting and related disclosure for the warrants.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements if the Company is unable to raise additional funds to alleviate liquidity needs then the Company may be forced to cease all operations except for the purpose of liquidating. The liquidity condition and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statement, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2018.

New York, New York

April 23, 2021

STAR PEAK ENERGY TRANSITION CORP.
CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019
	(Restated)
Assets:
Current assets:
Cash	$936,773	$—
Prepaid expenses	627,564	1,594
Total current assets	1,564,337	1,594
Deferred offering costs associated with initial public offering	—	251,424
Investments held in Trust Account	383,721,747	—
Total Assets	$385,286,084	$253,018

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$93,965	$35,093
Accounts payable - related party	50,000	—
Accrued expenses	2,467,064	154,174
Note payable	—	57,301
Franchise tax payable	198,406	-
Total current liabilities	2,809,435	246,568
Warrant liabilities	121,091,978	—
Deferred legal fees	203,910	—
Deferred underwriting commissions in connection with the initial public offering	13,425,476	—
Total liabilities	137,530,799	246,568

Commitments
Class A common stock, $0.0001 par value; 24,275,528 and -0- shares subject to possible redemption at $10.00 per share as of December 31, 2020 and 2019, respectively	242,755,280	—

Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 400,000,000 shares authorized; 14,082,976 and -0- shares issued and outstanding (excluding 24,275,528 and -0- shares subject to possible redemption) as of December 31, 2020 and 2019, respectively	1,408	—
Class B common stock, $0.0001 par value; 40,000,000 shares authorized; 9,589,626 and 10,062,500 shares issued and outstanding as of December 31, 2020 and 2019, respectively (1)	959	1,006
Additional paid-in capital	117,649,486	23,994
Accumulated deficit	(112,651,848)	(18,550)
Total stockholders' equity	5,000,005	6,450
Total Liabilities and Stockholders' Equity	$385,286,084	$253,018

(1)	The amount of shares as of December 31, 2019 included up to 1,312,500 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On August 26, 2020, the underwriters partially exercised their over-allotment option; thus, 472,874 shares of Class B common stock were forfeited.

The accompanying notes are an integral part of these consolidated financial statements.

STAR PEAK ENERGY TRANSITION CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2020	2019
	(Restated)
Operating expenses
General and administrative expenses	$3,136,965	$9,566
General and administrative expenses - related party	163,210	—
Franchise tax expense	200,000	840
Total operating expenses	3,500,175	10,406
Other (expense) income:
Change in fair value of warrant liabilities	(109,269,830)	—
Net gain from Investments held in Trust Account	136,707	—
Loss before income tax benefit	(112,633,298)	(10,406)
Net loss	$(112,633,298)	$(10,406)

Weighted average Class A common stock outstanding, basic and diluted	38,208,123	—
Basic and diluted net loss per Class A common stock	$—	$—
Weighted average Class B common stock outstanding, basic and diluted (1)	9,589,626	9,589,626
Basic and diluted net loss per Class B common stock	$(11.75)	$(0.00)

(1)	Included up to 1,312,500 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On August 26, 2020, the underwriters partially exercised their over-allotment option; thus, 472,874 shares of Class B common stock were forfeited.

The accompanying notes are an integral part of these consolidated financial statements.

STAR PEAK ENERGY TRANSITION CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2020 (restated) and 2019

	Common Stock
	Class A		Class B		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares (1)	Amount	Capital	Deficit	Equity
Balance - December 31, 2019	-	$-	10,062,500	$1,006	$23,994	$(18,550)	$6,450
Sale of Class A shares in initial public offering, less fair value of public warrants	38,358,504	3,836	-	-	376,929,142	-	376,932,978
Offering costs	-	-	-	-	(22,152,459)	-	(22,152,459)
Excess of cash received over fair value of private placement warrants					5,601,614		5,601,614
Class B common stock forfeited	-	-	(472,874)	(47)	47	-	-
Class A common stock subject to possible redemption	(24,275,528)	(2,428)	-	-	(242,752,852)	-	(242,755,280)
Net loss	-	-	-	-	-	(112,633,298)	(112,633,298)
Balance - December 31, 2020 (restated)	14,082,976	$1,408	9,589,626	$959	$117,649,486	$(112,651,848)	$5,000,005

	Common Stock
	Class A		Class B		Additional Paid-In	Accumulated	Total Stockholder's
	Shares	Amount	Shares (1)	Amount	Capital	Deficit	Equity
Balance - December 31, 2018	-	$-	10,062,500	$1,006	$23,994	$(8,144)	$16,856
Net loss	-	-	-	-	-	(10,406)	(10,406)
Balance - December 31, 2019	-	$-	10,062,500	$1,006	$23,994	$(18,550)	$6,450

(1)	The amount of shares as of December 31, 2019 included up to 1,312,500 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On August 26, 2020, the underwriters partially exercised their over-allotment option; thus, 472,874 shares of Class B common stock were forfeited.

The accompanying notes are an integral part of these consolidated financial statements.

STAR PEAK ENERGY TRANSITION CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2020	2019
	(Restated)
Cash Flows from Operating Activities:
Net loss	$(112,633,298)	$(10,406)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	$109,269,830	$-
Unrealized gain from Investments held in Trust Account	(136,707)	-
Changes in operating assets and liabilities:
Prepaid expenses	(625,970)	(1,594)
Franchise tax payable	198,406	(4,695)
Accounts payable	(281,128)	(778)
Accrued expenses	2,370,390	-
Net cash used in operating activities	(1,838,477)	(17,473)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(383,585,040)	-
Net cash used in investing activities	(383,585,040)	-

Cash Flows from Financing Activities:
Proceeds from note payable to related party	200,000	-
Repayment of note payable to related party	(292,301)	(117,699)
Proceeds received from initial public offering, gross	383,585,040	-
Proceeds received from private placement	10,771,700	-
Offering costs paid	(7,904,149)	(24,500)
Net cash provided by (used in) financing activities	386,360,290	(142,199)
Net change in cash	936,773	(159,672)
Cash - beginning of the period	-	159,672
Cash - end of the period	$936,773	$-

Supplemental disclosure of noncash activities:
Offering costs included in accounts payable	$292,500	$35,000
Offering costs included in accrued expenses	$75,000	$19,046
Adjust offering costs against accrued expenses	$-	$(149,200)
Deferred legal fees	$203,910	$-
Deferred underwriting commissions in connection with the initial public offering	$13,425,476	$-
Reclassification of accrued offering costs to accounts payable	$(132,500)	$-
Accounts payable paid by Sponsor	$(35,000)	$-
Initial value of Class A common stock subject to possible redemption	$334,952,900	$-
Change in value of Class A common stock subject to possible redemption	$(92,197,620)	$-
Forfeiture of Class B common stock	$47	$-
Stock warrant liabilities	$11,822,148	$-

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

The Company’s sponsor is Star Peak Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on August 17, 2020. On August 20, 2020, the Company consummated its Initial Public Offering of 35,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $350.0 million, and incurring offering costs of approximately $20.2 million, inclusive of approximately $12.3 million in deferred underwriting commissions (Note 6). On August 26, 2020, the Company consummated the sale of 3,358,504 Units at the Initial Public Offering price at $10.00 per Unit pursuant to the notice of partial exercise from the underwriters, generating additional gross proceeds of approximately $33.6 million, and incurring additional offering costs of approximately $1.9 million, inclusive of approximately $1.2 million in deferred underwriting commissions.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 6,733,333 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant to the Sponsor, generating gross proceeds of $10.1 million (Note 5). In connection with the consummation of the sale of additional Units pursuant to the underwriters’ over-allotment option, on August 26, 2020, the Company sold 447,801 Private Placement Warrants to the Sponsor, generating additional gross proceeds of approximately $0.7 million.

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

The Company will provide the holders of its outstanding Class A common stock, par value $0.0001 (the “Class A common stock”), sold in the Initial Public Offering (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares (as defined in Note 4) upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares of the Company’s outstanding common stock voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated certificate of incorporation, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transactions is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem Public Shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares, if any, in connection with the completion of a Business Combination.

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

The initial stockholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account (or less than that in certain circumstances). In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by third parties, including any vendor for services rendered or products sold to the Company, or any prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all third parties, including vendors, service providers (except the Company’s independent registered public accounting firm and the underwriters with respect to the underwriting agreement), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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

Through December 31, 2020, the Company’s liquidity needs have been satisfied through a capital contribution of $25,000 from the Sponsor to purchase the Founder Shares (as defined below), the loan of up to $300,000 under the Note (see Note 5), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on August 20, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s officers, directors and initial stockholders may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). To-date, there have been no borrowings under any Working Capital Loans.

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

Note 2 —Restatement of Previously Issued Financial Statements

In April 2021, the Company concluded that, because of a misapplication of the accounting guidance related to its Public and Private Placement warrants the Company issued in August 2020, the Company’s previously issued financial statements for the quarter ended September 30, 2020 and the year ended December 31, 2020 should no longer be relied upon. As such, the Company is restating its financial statements for the Affected Periods included in this Annual Report.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on August 20, 2020, the Company’s warrants were accounted for as equity within the Company’s previously reported balance sheets, and after discussion and evaluation, including with the Company’s independent auditors, management concluded that the warrants should be presented as liabilities with subsequent fair value remeasurement.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of FASB ASC Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. The Company reassessed its accounting for Warrants issued on August 20, 2020, in light of the SEC Staff’s published views. Based on this reassessment, management determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the Company Statement of Operations each reporting period.

Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued Financial Statements for the year ended December 31, 2020 and for the quarter ended September 30, 2020 (the “Affected Periods”) should be restated because of a misapplication in the guidance around accounting for certain of our outstanding warrants to purchase common stock (the “Warrants”) and should no longer be relied upon.

Impact of the Restatement

The impact of the restatement on the balance sheets, statements of operations and statements of cash flows for the Affected Periods is presented below. The restatement had no impact on net cash flows from operating, investing or financing activities.

	As of December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Balance Sheet
Total assets	$385,286,084	$-	$385,286,084
Liabilities and stockholders’ equity
Total current liabilities	$2,809,435	$-	$2,809,435
Deferred legal fees	203,910	-	203,910
Deferred underwriting commissions	13,425,476	-	13,425,476
Stock warrant liabilities	-	121,091,978	121,091,978
Total liabilities	16,438,821	121,091,978	137,530,799
Class A common stock, $0.0001 par value; shares subject to possible redemption	363,847,260	(121,091,980)	242,755,280
Stockholders’ equity
Preferred stock- $0.0001 par value	-	-	-
Class A common stock - $0.0001 par value	197	1,211	1,408
Class B common stock - $0.0001 par value	959	-	959
Additional paid-in-capital	8,380,865	109,268,621	117,649,486
Accumulated deficit	(3,382,018)	(109,269,830)	(112,651,848)
Total stockholders’ equity	5,000,003	2	5,000,005
Total liabilities and stockholders’ equity	$385,286,084	$-	$385,286,084

	For the Year Ended December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Operations
Loss from operations	$(3,500,175)	$-	$(3,500,175)
Other (expense) income:
Change in fair value of warrant liabilities	-	(109,269,830)	(109,269,830)
Net gain from investments held in Trust Account	136,707	-	136,707
Total other (expense) income	136,707	(109,269,830)	(109,133,123)
Net loss	$(3,363,468)	$(109,269,830)	$(112,633,298)

Weighted average Class A common stock outstanding, basic and diluted	38,208,123	-	38,208,123
Basic and diluted net loss per Class A common stock	$-	$-	$-
Weighted average Class B common stock outstanding, basic and diluted	9,589,626	-	9,589,626
Basic and diluted net loss per Class B common stock	$(0.35)	$-	$(11.75)

	For the Year Ended December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Cash Flows
Net loss	$(3,363,468)	$(109,269,830)	$(112,633,298)
Adjustments to reconcile net loss to net cash used in operating activities	-	109,269,830	109,269,830
Net cash used in operating activities	(1,838,477)	-	(1,838,477)
Net cash used in investing activities	(383,585,040)	-	(383,585,040)
Net cash provided by financing activities	386,360,290	-	386,360,290
Net change in cash	$936,773	$-	$936,773

	As of September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Balance Sheet
Total assets	$386,179,543	$-	$386,179,543
Liabilities and stockholders’ equity
Total current liabilities	$716,028	$-	$716,028
Deferred legal fees	203,910	-	203,910
Deferred underwriting commissions	13,425,476	-	13,425,476
Stock warrant liabilities	-	11,822,148	11,822,148
Total liabilities	14,345,414	11,822,148	26,167,562
Class A common stock, $0.0001 par value; shares subject to possible redemption Stockholders’ equity	366,834,120	(11,822,140)	355,011,980
Preferred stock- $0.0001 par value	-	-	-
Class A common stock - $0.0001 par value	168	118	286
Class B common stock - $0.0001 par value	959	-	959
Additional paid-in-capital	5,394,034	(126)	5,393,908
Accumulated deficit	(395,152)	-	(395,152)
Total stockholders’ equity	5,000,009	(8)	5,000,001
Total liabilities and stockholders’ equity	$386,179,543	$-	$386,179,543

The impact to the balance sheet dated August 20, 2020, filed on Form 8-K on August 26, 2020 related to the impact of accounting for public and private warrants as liabilities at fair value resulted in a $11.8 million increase to the warrant liabilities line item on August 20, 2020 and offsetting decrease to the Class A common stock subject to redemption mezzanine equity line item. There is no change to total stockholders' equity at any reported balance sheet date.

Note 3 — Summary of Significant Accounting Policies

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

As described in Note 2—Restatement of Previously Issued Financial Statements, the Company’s financial statements for the year ended December 31, 2020, and for the quarter ended September 30, 2020 (collectively, the “Affected Periods”), are restated in this Annual Report on Form 10-K/A (Amendment No. 1) (this “Annual Report”) to correct the misapplication of accounting guidance related to the Company’s warrants in the Company’s previously issued audited and unaudited condensed financial statements for such periods. The restated financial statements are indicated as “Restated” in the audited and unaudited condensed financial statements and accompanying notes, as applicable. See Note 2—Restatement of Previously Issued Financial Statements for further discussion.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 24,275,528 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s consolidated balance sheet.

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

The Company’s consolidated statement of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A common stock is calculated by dividing the investment income earned on the Trust Account of approximately $137,000, net of applicable franchise taxes of approximately $137,000 for the year ended December 31, 2020, by the weighted average number of shares of Class A common stock outstanding for the periods. Net loss per share, basic and diluted for Class B common stock for the year ended December 31, 2020 is calculated by dividing the general and administration expenses of approximately $3.3 million, change in fair value of derivative warrant liabilities of $109.3 million and franchise taxes of $63,000, resulting in a net loss of approximately $112.6 million, by the weighted average number of Class B common stock outstanding for the period.

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

Derivative warrant liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Company accounts for its 19,967,302 common stock warrants issued in connection with its Initial Public Offering (12,786,168) and Private Placement (7,181,134) as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued by the Company in connection with the Public Offering and Private Placement has been estimated using Monte-Carlo simulations at each measurement date.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have an effect on the Company’s consolidated financial statements.

Note 4 — Initial Public Offering

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

Note 5 — Related Party Transactions

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

Note 6 — Commitments and Contingencies

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

Note 7 — Stockholders’ Equity

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

Redemption of Warrants when the price per Class A Ordinary Share equals or exceeds $10.00. Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

•	in whole and not in part;

•	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption; provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares based on the redemption date and the “fair market value” of the Company’s Class A ordinary shares;

•	if and only if, the last reported sale price (the “closing price”) of the Company’s Class A ordinary shares equals or exceeds $10.00 per Public Share (as adjusted) for any 20 trading days within the 30- trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders; and

•	if the closing price of the Class A ordinary shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

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

Note 8 — Fair Value Measurements

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2020 by level within the fair value hierarchy:

	Fair Value Measured as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account - U.S. Treasury Securities	$383,721,747	$-	$-	$383,721,747
Liabilities:
Stock warrant liabilities (restated)	-	-	121,091,978	121,091,978
Total fair value	$383,721,747	$-	$121,091,978	$504,813,725

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the year ended December 31, 2020.

The Company utilizes a binomial Monte-Carlo simulation to estimate the fair value of the warrants at each reporting period, with changes in fair value recognized in the statement of operations. The Company recorded $11,822,148 for the derivative warrant liabilities upon their issuance on August 20, 2020. For the year ended December 31, 2020, the Company recognized a charge to the statement of operations resulting from an increase in the fair value of liabilities of $109,269,830 presented as change in fair value of derivative warrant liabilities on the accompanying statement of operations.

The change in the fair value of the derivative warrant liabilities for the year ended December 31, 2020 is summarized as follows:

Warrant liabilities at January 1, 2020	$-
Issuance of Public and Private Warrants	11,822,148
Warrant liabilities at September 30, 2020	$11,822,148
Change in fair value of warrant liabilibites	109,269,830
Warrant liabilities at December 31, 2020	$121,091,978

The estimated fair value of the derivative warrant liabilities is determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	As of December 31, 2020	As of August 20, 2020 and September 30, 2020
Exercise price	$11.50	$11.50
Stock price	$20.46	$9.90
Term (in years)	5.33	5.58
Volatility	21.00%	21.50%
Risk-free interest rate	0.41%	0.34%
Dividend yield	-	-
Probability of completing a Business Combination	85.00%	50.00%
Discount for lack of marketability	3.00%	4.00%

Note 9 — Income Taxes

The Company’s taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative expenses are generally considered start-up costs and are not currently deductible. There was no income tax expense for the years ended December 31, 2020 and 2019.

The income tax provision (benefit) consists of the following:

	For the Years Ended December 31,
	2020	2019
Current
Federal	$(13,468)	$(176)
State	–	–
Deferred
Federal	(695,046)	(2,009)
State	–	–
Valuation allowance	708,514	2,185
Income tax (benefit) provision	$–	$–

The Company’s net deferred tax assets are as follows:

	December 31, 2020	December 31, 2019
Deferred tax assets:

Net-operating loss carryforward	$(13,291)	$(176)
Start-up/Organization costs	(693,037)	(2,009)
Total deferred tax assets	(706,328)	(2,185)
Valuation allowance	706,328	2,185
Deferred tax asset, net of allowance	$–	$–

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

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate (benefit) is as follows:

	For the Years Ended December 31,
	2020	2019
Statutory federal income tax rate	21.0%	21.0%
Change in fair value of derivative warrant liabilities	(20.4)%
State taxes, net of federal tax benefit	0.0%	0.0%
Change in valuation allowance	(0.6)%	(21.0)%
Income tax provision expense	0.0%	0.0%

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were available to be issued, and determined that there have been no events that have occurred that would require adjustments to the disclosures in the consolidated financial statements.

Note 11 —Quarterly Financial Information (Unaudited)

The following tables contain unaudited consolidated quarterly financial information for the quarterly period ended September 30, 2020 that has been updated to reflect the restatement and revision of the Company’s consolidated financial statements as described in Note 2—Restatement of Previously Issued Financial Statements. The restatement and revision had no impact net loss, net cash flows from operating, investing or financing activities. The Company has not amended its previously filed Quarterly Report on Form 10-Q for the Affected Period. The financial information that has been previously filed or otherwise reported for the Affected Period is superseded by the information in this Annual Report, and the financial statements and related financial information for the Affected Period contained in such previously filed report should no longer be relied upon.

Unaudited Condensed Statement of Operations

	As of September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Balance Sheet
Total assets	$386,179,543	$-	$386,179,543
Liabilities and stockholders’ equity
Total current liabilities	$716,028	$-	$716,028
Deferred legal fees	203,910	-	203,910
Deferred underwriting commissions	13,425,476	-	13,425,476
Stock warrant liabilities	-	11,822,148	11,822,148
Total liabilities	14,345,414	11,822,148	26,167,562
Class A common stock, $0.0001 par value; shares subject to possible redemption	366,834,120	(11,822,140)	355,011,980
Stockholders’ equity
Preferred stock- $0.0001 par value	-	-	-
Class A common stock - $0.0001 par value	168	118	286
Class B common stock - $0.0001 par value	959	-	959
Additional paid-in-capital	5,394,034	(126)	5,393,908
Accumulated deficit	(395,152)	-	(395,152)
Total stockholders’ equity	5,000,009	(8)	5,000,001
Total liabilities and stockholders’ equity	$386,179,543	$-	$386,179,543