Form 10-Q
period 2021-03-31
STEM, INC.
filed 2021-05-17
CIK 1758766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

STEM, INC.

(Exact name of registrant as specified in its charter)

Delaware	333-251397	85-1972187
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

100 Rollins Road

Millbrae, California 94030

(Address of principal executive offices, including zip code)

(415) 937-7816

(Registrant’s telephone number, including area code)

Star Peak Energy Transition Corp.

1603 Orrington Avenue, 13th Floor

Evanston, Illinois 60201

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001	STEM	The New York Stock Exchange
Warrants, each exercisable for one share of common stock at an exercise price of $11.50 per share	STEM WS	The New York Stock Exchange

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

As of May 14, 2021, 125,754,510 shares of common stock, par value $0.0001, were issued and outstanding.

STEM, INC.

(Formerly Known as Star Peak Energy Transition Corp.)

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

STEM, INC.

(Formerly Known as Star Peak Energy Transition Corp.)

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash	$426,064	$936,773
Prepaid expenses	586,259	627,564
Total current assets	1,012,323	1,564,337
Investments held in Trust Account	383,585,733	383,721,747
Total Assets	$384,598,056	$385,286,084

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$21,152	$93,965
Accounts payable - related party	-	50,000
Accrued expenses	2,616,157	2,467,064
Franchise tax payable	49,315	198,406
Total current liabilities	2,686,624	2,809,435
Warrant liabilities	276,873,719	121,091,978
Deferred legal fees	203,910	203,910
Deferred underwriting commissions in connection with the initial public offering	13,425,476	13,425,476
Total liabilities	293,189,729	137,530,799

Commitments and Contingencies (Note 5)

Class A common stock, $0.0001 par value; 8,640,832 and 24,275,528 shares subject to possible redemption at $10.00 per share as of March 31, 2021 and December 31, 2020, respectively	86,408,320	242,755,280

Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 400,000,000 shares authorized; 29,717,672 and 14,082,976 shares issued and outstanding (excluding 8,640,832 and 24,275,528 shares subject to possible redemption) as of March 31, 2021 and December 31, 2020, respectively	2,972	1,408
Class B common stock, $0.0001 par value; 40,000,000 shares authorized; 9,589,626 shares issued and outstanding as of March 31, 2021 and December 31, 2020	959	959
Additional paid-in capital	273,994,882	117,649,486
Accumulated deficit	(268,998,806)	(112,651,848)
Total stockholders' equity	5,000,007	5,000,005
Total Liabilities and Stockholders' Equity	$384,598,056	$385,286,084

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

STEM, INC.

(Formerly Known as Star Peak Energy Transition Corp.)

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2021	2020
Operating expenses
General and administrative expenses	$521,271	$-
General and administrative expenses - related party	30,000	-
Franchise tax expense	49,415	1,100
Total operating expenses	600,686	1,100
Other (expense) income:
Change in fair value of warrant liabilities	(155,781,741)	-
Net gain from investments held in Trust Account	35,469	-
Total Other (expense)	(155,746,272)	-
Net loss	$(156,346,958)	$(1,100)

Weighted average Class A common stock outstanding, basic and diluted	38,358,504	-
Basic and diluted net income per Class A common stock	$-	$-
Weighted average Class B common stock outstanding, basic and diluted (1)	9,589,626	8,750,000
Basic and diluted net loss per Class B common stock	$(16.30)	$(0.00)

(1)	As of March 31, 2020, excluded up to 1,312,500 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On August 26, 2020, the underwriters partially exercised their over-allotment option; thus, 472,874 shares of Class B common stock were forfeited.

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

STEM, INC.

(Formerly Known as Star Peak Energy Transition Corp.)

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2021 and 2020

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2020	14,082,976	1,408	9,589,626	959	117,649,486	(112,651,848)	5,000,005
Class A common stock subject to possible redemption	15,634,696	1,564	-	-	156,345,396	-	156,346,960
Net loss	-	-	-	-	-	(156,346,958)	(156,346,958)
Balance - March 31, 2021 (unaudited)	29,717,672	$2,972	9,589,626	$959	$273,994,882	$(268,998,806)	$5,000,007

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares (1)	Amount	Capital	Deficit	Equity
Balance - December 31, 2019	-	$-	10,062,500	$1,006	$23,994	$(18,550)	$6,450
Net loss	-	-	-	-	-	(1,100)	(1,100)
Balance - March 31, 2020 (unaudited)	-	-	10,062,500	1,006	23,994	(19,650)	5,350

(1)	As of March 31, 2020, included up to 1,312,500 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On August 26, 2020, the underwriters partially exercised their over-allotment option; thus, 472,874 shares of Class B common stock were forfeited.

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

STEM, INC.

(Formerly Known as Star Peak Energy Transition Corp.)

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(156,346,958)	$(1,100)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	155,781,741	-
Unrealized gain from investments held in Trust Account	(35,469)	-
Changes in operating assets and liabilities:
Prepaid expenses	41,305	-
Franchise tax payable	22,392	1,100
Accounts payable	(122,813)	-
Accrued expenses	149,093	-
Net cash used in operating activities	(510,709)	-

Net change in cash	(510,709)	-

Cash - beginning of the period	936,773	-
Cash - end of the period	$426,064	$-

Supplemental disclosure of noncash activities:
Change in value of Class A common stock subject to possible redemption	$(156,346,960)	$-

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

STEM, INC.

(Formerly Known as Star Peak Energy Transition Corp.)

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1—Description of Organization and Business Operations

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

On December 3, 2020, the Company entered into an Agreement and Plan of Merger with STPK Merger Sub Corp., a newly formed Delaware corporation and wholly-owned subsidiary of the Company, and Stem, Inc., a Delaware corporation. See the consumated Business Combination described below.

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from October 29, 2018 (inception) through March 31, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company temporary halted the Initial Public Offering in September 2019 and recapitalized and continued in July 2020. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on investments held in trust account from the proceeds derived from the Initial Public Offering.

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

Upon the closing of the Initial Public Offering and the Private Placement on August 20, 2020, $350.0 million ($10.00 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement were placed in a trust account (“Trust Account”), located in the United States at J.P. Morgan Chase Bank, N.A. with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act (the "Investment Company Act") having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the assets held in the Trust Account as described below. Upon closing of the sale of Units and Private Placement Warrants upon exercise of the over-allotment, on August 26, 2020, $34.3 million of the net proceeds of the sale of the Units and Private Placement Warrants were placed in the Trust Account.

STEM, INC.

(Formerly Known as Star Peak Energy Transition Corp.)

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. If the Company’s securities are listed on a national securities exchange, the Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended.

Prior to consummation of the Merger, the Company’s amended and restated certificate of incorporation provided that the Company would provide the holders of its outstanding Class A common stock, par value $0.0001 (the “Class A common stock”), sold in the Initial Public Offering (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares (as defined in Note 3) upon the completion of a Business Combination. The Public Stockholders were entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share). These Public Shares were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

STEM, INC.

(Formerly Known as Star Peak Energy Transition Corp.)

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Consummated Business Combination

On April 28, 2021, the Company and STPK Merger Sub Corp., a newly formed wholly-owned subsidiary of the Company, and Stem, Inc., a Delaware corporation (“Stem”), consummated the previously-announced merger pursuant to that certain Agreement and Plan of Merger, dated December 3, 2020. See the Form 8-K, filed with the SEC on May 4, 2021 for additional information.

Liquidity, Capital Resources and Going Concern

The accompanying unaudited consolidated condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2021, the Company had approximately $426,000 in its operating bank account and working capital deficit of approximately $1.7 million. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans.

The Company’s liquidity needs to date have been satisfied through a capital contribution of $25,000 from the Sponsor to purchase the Founder Shares (as defined below), the loan of up to $300,000 under the Note (see Note 4), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on August 20, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s officers, directors and initial stockholders may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). To date, there have been no borrowings under any Working Capital Loans.

STEM, INC.

(Formerly Known as Star Peak Energy Transition Corp.)

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the lack of liquidity raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the balance sheet. The unaudited consolidated condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2—Basic of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of the Company, including the accounts of the Company’s wholly-owned subsidiary, STPK Merger Sub Corp, have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. all adjustments (consisting of normal accruals) considered for a fair presentation have been included. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2021, or any other future period.

The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10K/A filed with the SEC on April 26, 2021.

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

This may make comparison of the Company’s unaudited consolidated condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

STEM, INC.

(Formerly Known as Star Peak Energy Transition Corp.)

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Use of Estimates

The preparation of unaudited consolidated condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the unaudited consolidated condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited consolidated condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at March 31, 2021 and December 31, 2020.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the consolidated condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on investment (net), dividends and interest held in Trust Account in the accompanying unaudited consolidated condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

STEM, INC.

(Formerly Known as Star Peak Energy Transition Corp.)

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

As of March 31, 2021 and December 31, 2020, the carrying values of cash, accounts payable, accrued expenses, and franchise tax payable approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of investments held in the Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in money market funds that invest in U.S. government securities, or a combination thereof. The fair value for trading securities is determined using quoted market prices in active markets.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statements of operations. Offering costs associated with the Class A common stock were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2021 and December 31, 2020, 8,640,832 and 24,275,528 shares of Class A common stock subject to possible redemption are presented as temporary equity, respectively, outside of the stockholders’ equity section of the Company’s consolidated condensed balance sheets.

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

Net Income (Loss) Per Share of Common Stock

Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted-average number of common stock outstanding during the periods. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase up to an aggregate of 19,967,302 shares of the Company’s Class A common stock in the calculation of the diluted income per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted earnings per share of common stock is the same as basic earnings per share of common stock for the periods presented.

STEM, INC.

(Formerly Known as Star Peak Energy Transition Corp.)

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The Company’s unaudited consolidated condensed statements of operations include a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income per share, basic and diluted for Class A common stock is calculated by dividing the gain on investment (net), dividends and interest held in Trust Account of approximately $35,000, net of applicable taxes available to be withdrawn from the Trust Account of approximately $35,000, by the weighted average number of Class A common stock outstanding for the three months ended March 31, 2021. Net loss per share, basic and diluted for Class B common stock is calculated by dividing the net loss of approximately $156.3 million and $0 for the three months ended March 31, 2021 and 2020, respectively, less income attributable to Class A common stock of $0 for each period, by the weighted average number of Class B common stock outstanding for the periods.

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

The Company accounts for its 19,967,302 common stock warrants issued in connection with its Initial Public Offering (12,786,168) and Private Placement (7,181,134) as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of the warrants issued in connection with the Public Offering were initially measured at fair value using a Monte Carlo simulation model and subsequently measured based on the listed market price of such warrants.

Recent Adopted Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Recent Issued Accounting Standards

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statement.

Note 3—Initial Public Offering

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

STEM, INC.

(Formerly Known as Star Peak Energy Transition Corp.)

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

The Founder Shares automatically converted into common stock on a one-for-one basis at the time of the Merger and are subject to certain transfer restrictions, as described below.

The initial stockholders have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares, or shares of common stock issued upon conversion there of, until the earlier to occur of: (A) one year after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination, (x) if the last sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their common stock for cash, securities or other property.

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

STEM, INC.

(Formerly Known as Star Peak Energy Transition Corp.)

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The Sponsor and the Company’s officers and directors have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

Related Party Loans

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination is not completed, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2021 and December 31, 2020, no Working Capital Loan was outstanding.

Administrative Service Agreement

Commencing on the date that the Company’s securities were first listed on the NYSE, the Company agreed to pay an affiliate of the Sponsor of total $10,000 per month for office space, utilities, secretarial support and administrative services. Upon completion of the initial Business Combination or the liquidation, the Company will cease paying these monthly fees. The Company incurred approximately $30,000 in administrative expenses under the agreement, which is recognized in the accompanying unaudited consolidated condensed statements of operations for the three months ended March 31, 2021 within general and administrative expenses – related party. As of March 31, 2021 and December 31, 2020, there were $0 and $50,000 in accounts payable – related party outstanding, as reflected in the accompanying consolidated condensed balance sheets.

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

STEM, INC.

(Formerly Known as Star Peak Energy Transition Corp.)

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

The underwriters were entitled to an underwriting discount of $0.20 per Unit, or $7.0 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per Unit, or approximately $12.3 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred underwriting commissions became payable to the underwriters from the amounts held in the Trust Account in connection with the consummation of the Business Combination on April 28, 2021.

In connection with the consummation of the sale of Units pursuant to the over-allotment option on August 26, 2020, the underwriters were entitled to an aggregate of approximately $0.7 million in fees payable upon closing and an additional deferred underwriting commissions of approximately $1.2 million.

Note 6—Stockholders’ Equity

Class A common stock — The Company is authorized to issue 400,000,000 Class A common stock with a par value of $0.0001 per share. As of March 31, 2021 and December 31, 2020, there were 38,358,504 shares of Class A common stock outstanding, including 8,640,832 and 24,275,528 shares of Class A common stock subject to possible redemption that were classified as temporary equity in the accompanying unaudited consolidated condensed balance sheets, respectively.

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

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

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

STEM, INC.

(Formerly Known as Star Peak Energy Transition Corp.)

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Redemption of Warrants when the price per Class A common stock equals or exceeds $18.00. Once the warrants become exercisable, the Company may redeem the Public Warrants (except as described herein with respect to the Private Placement Warrants):

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption; and

•	if, and only if, the reported closing price of the Company’s Class A common stock equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending three trading days prior to the date on which the Company sends the notice of redemption to the warrant holders

The Company will not redeem the warrants as described above unless a registration statement under the Securities Act covering the issuance of the Class A common stock issuable upon exercise of the warrants is then effective and a current prospectus relating to those Class A common stock is available throughout the 30-day redemption period. If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

Redemption of Warrants when the price per Class A common stock equals or exceeds $10.00. Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

•	in whole and not in part;

•	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption; provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares based on the redemption date and the “fair market value” of the Company’s Class A common stock;

•	if, and only if, the last reported sale price (the “closing price”) of the Company’s Class A common stock equals or exceeds $10.00 per Public Share (as adjusted) for any 20 trading days within the 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders; and

•	if the closing price of the Class A common stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

If and when the Public Warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

The exercise price and number of common stock issuable upon exercise of the Public Warrants may be adjusted in certain circumstances, including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. However, except as described below, the Public Warrants will not be adjusted for issuance of common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company has not completed a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their Public Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

STEM, INC.

(Formerly Known as Star Peak Energy Transition Corp.)

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

In addition, if (x) the Company issues additional Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates a Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price and the “Redemption of Warrants when the price per Class A common stock equals or exceeds $10.00” described above will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described above under “Redemption of Warrants when the price per Class A common stock equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants will be identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that the Private Placement Warrants and the Class common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable (except as described above under “Redemption of Warrants when the price per Class A common stock equals or exceeds $10.00”) so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable under all redemption scenarios by the Company and exercisable by such holders on the same basis as the Public Warrants.

Note 7—Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Fair Value Measured as of March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account - U.S. Treasury Securities	$383,585,733	$-	$-	$383,585,733
Liabilities:
Warrant liabilities - public warrants	171,878,063	-	-	171,878,063
Warrant liabilities - private warrants	-	-	104,995,656	104,995,656
Total fair value	$555,463,796	$-	$104,995,656	$660,459,452

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2020 by level within the fair value hierarchy:

	Fair Value Measured as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account - U.S. Treasury Securities	$383,721,747	$-	$-	$383,721,747
Liabilities:
Warrant liabilities - public warrants	64,339,997	-	-	64,339,997
Warrant liabilities - private warrants	-	-	56,751,981	56,751,981
Total fair value	$448,061,744	$-	$56,751,981	$504,813,725

STEM, INC.

(Formerly Known as Star Peak Energy Transition Corp.)

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three months ended March 31, 2021.

The fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of the warrants issued in connection with the Public Offering were initially measured at fair value using a Monte Carlo simulation model and subsequently measured based on the listed market price of such warrants. The Company estimate the fair value of the warrants at each reporting period, with changes in fair value recognized in the statements of operations. For the three months ended March 31, 2021, the Company recognized a charge from an increase in the fair value of liabilities of approximately $155.8 million presented as change in fair value of derivative warrant liabilities on the accompanying statements of operations.

The change in the fair value of the derivative warrant liabilities for three months ended March 31, 2021 is summarized as follows:

Warrant liabilities at December 31, 2020	$121,091,978
Change in fair value of warrant liabilities	155,781,741
Warrant liabilities at March 31, 2021	$276,873,719

The estimated fair value of the derivative warrant liabilities is determined using Level 3 inputs. Inherent in a Monte-Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate, dividend yield, probability of completing a Business Combination and discount for lack of marketability. The Company estimates the volatility of its common stock based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero. The Company estimates the probability of completing a Business Combination to be 95.0% based on its proposed business combination.

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

As of March 31, 2021
Exercise price	$11.50
Stock Price	$20.58
Term (in years)	5.09
Volatility	15.00%
Risk-free interest rate	0.94%
Dividend yield	-
Probability of completing a Business Combination	95.00%
Discount for lack of marketability	1.5%

Note 8—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited consolidated condensed financial statements were available to be issued, and determined that there have been no events that have occurred that would require adjustments to the disclosures in the unaudited consolidated condensed financial statements, except as noted below.

On April 28, 2021, the Company and STPK Merger Sub Corp., a newly formed wholly-owned subsidiary of the Company, and Stem, Inc., a Delaware corporation, consummated the previously-announced merger pursuant to that certain Agreement and Plan of Merger, dated December 3, 2020.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to Star Peak Energy Transition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited consolidated condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. Forward-looking statements relate to the future and are subject to many risks, assumptions and uncertainties, including those risks set forth in this report and as described in Part I, Item IA Risk Factors of our Annual Report on Form 10-K for our prior fiscal year ended December 31, 2020.

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

Consummated Business Combination

On April 28, 2021, we and STPK Merger Sub Corp., a newly formed wholly-owned subsidiary of us, and Stem, Inc., a Delaware corporation (“Stem”), consummated the previously-announced merger pursuant to that certain Agreement and Plan of Merger, dated December 3, 2020. See the Form 8-K, filed with the SEC on May 4, 2021 for additional information.

Results of Operations

Our entire activity from inception through March 31, 2021 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of gain on investment (net), dividends and interest held in Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2021, we had net loss of approximately $156.3 million, which consisted of approximately $519,000 in general and administrative expenses, approximately $30,000 in general and administrative expenses for costs incurred with our Sponsor, an approximately $155.8 million loss from change in fair value of warrant liabilities and approximately $49,000 of franchise tax expense, which was partially offset by approximately $35,000 gain on investment (net), dividends and interest held in Trust Account.

For the three months ended March 31, 2020, we had a net loss of approximately $1,000.

Liquidity, Capital Resources and Going Concern

As of March 31, 2021, we had approximately $426,000 in its operating bank account and working capital deficit of approximately $1.7 million.

Our liquidity needs to date have been satisfied through a capital contribution of $25,000 from the Sponsor to purchase the Founder Shares, the loan of up to $300,000 under the Note, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note on August 20, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, our officers, directors and initial stockholders may, but are not obligated to, provide us Working Capital Loans (see Note 4). To-date, there have been no borrowings under any Working Capital Loans.

In connection with our assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the lack of liquidity raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the balance sheet. The unaudited consolidated condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities, other than an agreement to pay Administrative Services Agreement fees to our Sponsor that total $10,000 per month for office space, secretarial and administrative services provided to members of our management team.

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company has identified the following as its critical accounting policies:

Class A Common Stock Subject to Possible Redemption

Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our outstanding Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2021 and December 31, 2020, 8,640,832 and 24,275,528 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the unaudited consolidated condensed balance sheets.

Net Income (Loss) Per Share of Common Stock

Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common stock outstanding during the periods. We have not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase up to an aggregate of 19,967,302 shares of our Class A common stock in the calculation of the diluted income per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted earnings per share is the same as basic earnings per share for the periods.

The unaudited consolidated condensed statements of operations include a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income per share, basic and diluted for Class A common stock is calculated by dividing the gain on investment (net), dividends and interest held in Trust Account of approximately $35,000, net of applicable taxes available to be withdrawn from the Trust Account of approximately $35,000, by the weighted average number of Class A common stock outstanding for the three months ended March 31, 2021. Net loss per share, basic and diluted for Class B common stock is calculated by dividing the net loss of approximately $156.3 million and $0 for the three months March 31, 2021 and 2020, respectively, less income attributable to Class A common stock of $0 for each period, by the weighted average number of Class B common stock outstanding for the periods.

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

We issued 19,967,302 common stock warrants issued in connection with our Initial Public Offering (12,786,168) and Private Placement (7,181,134) which are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of the warrants issued in connection with the Public Offering were initially measured at fair value using a Monte Carlo simulation model and subsequently measured based on the listed market price of such warrants.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Recent Issued Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Inflation

We do not believe that inflation had a material impact on our business, revenues or operating results during the period presented.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the unaudited consolidated condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2021, due solely to the material weakness in our internal control over financial reporting described in “Management's Report on Internal Control over Financial Reporting” included in our Annual Report on Form 10K/A as filed with the SEC on April 26, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements had not yet been identified. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors.

There are no material changes to the risk factors in our most recent Annual Report on Form 10-K/A as filed with the SEC on April 26, 2021.

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

In connection with the Initial Public Offering and the sale of Units as a result of partial exercise of the over-allotment option, we incurred offering costs of approximately $22.2 million, inclusive of approximately $13.5 million in deferred underwriting commissions. Other incurred offering costs consisted principally of preparation fees related to the Initial Public Offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the Initial Business Combination, if consummated) and the Initial Public Offering expenses, approximately $384.3 million of the net proceeds from our Initial Public Offering, the sale of Units resulting from partial exercise of the over-allotment and certain of the proceeds from the Private Placement of the Private Placement Warrants (or $10.00 per share sold in the Initial Public Offering) was placed in the Trust Account. The net proceeds of the Initial Public Offering, the sale of Units resulting from partial exercise of the over-allotment and certain proceeds from the sale of the Private Placement Warrants are held in the Trust Account and invested as described elsewhere in this Quarterly Report on Form 10-Q.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 17th day of May 2021.

STEM, INC.

By:	/s/ John Carrington
Name:	John Carrington
Title:	Chief Executive Officer and Director