Form 10-Q
period 2021-06-30
STEM, INC.
filed 2021-08-11
CIK 1758766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————————————
FORM 10-Q
—————————————————

☒	QUARTERLY QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR

☐	QUARTERLY TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from ________ to ________

STEM, INC.
(Exact name of registrant as specified in its charter)

Delaware	333-251397	85-1972187
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)
100 California St., 14th Fl, San Francisco, California 94111
(Address of principal executive offices including zip code)
1-877-374-7836
Registrant’s telephone number, including area code

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001	STEM	New York Stock Exchange
Warrants, each whole warrant exercisable for Common Stock at an exercise price of $11.50 per share	STEM WS	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Outstanding as of August 10th, 2021
Common Stock, $0.0001 par value per share	131,008,933

The accompanying notes are an integral part of these condensed consolidated financial statements.

Part I. Financial Information
Item 1. Financial Statements (Unaudited)

STEM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share amounts)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$474,138	$6,942
Accounts receivable, net	17,833	13,572
Inventory, net	27,167	20,843
Other current assets (includes $206 and $123 due from related parties as of June 30, 2021 and December 31, 2020, respectively)	19,199	7,920
Total current assets	538,337	49,277
Energy storage systems, net	118,216	123,703
Contract origination costs, net	11,668	10,404
Goodwill	1,786	1,739
Intangible assets, net	12,387	12,087
Other noncurrent assets	15,945	8,640
Total assets	$698,339	$205,850
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$17,798	$13,749
Accrued liabilities	9,177	16,072
Accrued payroll	4,565	5,976
Notes payable, current portion	—	33,683
Convertible promissory notes (includes $— and $45,271 due to related parties as of June 30, 2021 and December 31, 2020, respectively)	—	67,590
Financing obligation, current	15,336	14,914
Deferred revenue, current	37,056	36,942
Other current liabilities (includes $880 and $399 due to related parties as of June 30, 2021 and December 31, 2020, respectively)	1,910	1,589
Total current liabilities	85,842	190,515
Deferred revenue, noncurrent	18,648	15,468
Asset retirement obligation	4,178	4,137
Notes payable, noncurrent	1,719	4,612
Financing obligation, noncurrent	74,496	73,128
Warrant liabilities	303,798	95,342
Lease liability, noncurrent	880	57
Total liabilities	489,561	383,259
Commitments and contingencies (Note 13)
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized as of June 30, 2021 and December 31, 2020, respectively; 0 shares issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized as of June 30, 2021 and December 31, 2020; 130,768,055 and 40,202,785 issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	13	4
Additional paid-in capital	799,918	230,620
Accumulated other comprehensive loss	(543)	(192)
Accumulated deficit	(590,610)	(407,841)
Total stockholders’ equity (deficit)	208,778	(177,409)
Total liabilities and stockholders’ equity (deficit)	$698,339	$205,850
The accompanying notes are an integral part of these condensed consolidated financial statements.

STEM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
Services revenue	$5,153	$3,670	$10,035	$7,062
Hardware revenue	14,184	709	24,723	1,427
Total revenue	19,337	4,379	34,758	8,489
Cost of revenue
Cost of service revenue	5,809	5,510	12,715	10,255
Cost of hardware revenue	13,655	614	22,286	1,365
Total cost of revenue	19,464	6,124	35,001	11,620
Gross margin	(127)	(1,745)	(243)	(3,131)
Operating expenses:
Sales and marketing	3,913	4,242	6,580	8,646
Research and development	4,827	3,619	9,234	7,032
General and administrative	15,014	2,404	17,706	5,383
Total operating expenses	23,754	10,265	33,520	21,061
Loss from operations	(23,881)	(12,010)	(33,763)	(24,192)
Other income (expense), net:
Interest expense	(3,929)	(5,192)	(10,162)	(9,561)
Loss on extinguishment of debt	(5,064)	—	(5,064)	—
Change in fair value of warrants and embedded derivative	(67,179)	(1,918)	(133,577)	(909)
Other income (expenses), net	(163)	139	(203)	(1,790)
Total other income (expense)	(76,335)	(6,971)	(149,006)	(12,260)
Loss before income taxes	(100,216)	(18,981)	(182,769)	(36,452)
Income tax expense	—	—	—	—
Net loss	$(100,216)	$(18,981)	$(182,769)	$(36,452)
Net loss per share attributable to common shareholders, basic and diluted	$(1.00)	$(0.48)	$(2.59)	$(1.14)
Weighted-average shares used in computing net loss per share, basic and diluted	100,611,965	39,801,379	70,684,750	40,209,877
The accompanying notes are an integral part of these condensed consolidated financial statements.

STEM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(100,216)	$(18,981)	$(182,769)	$(36,452)
Other comprehensive income:
Foreign currency translation adjustment	(602)	(209)	(351)	242
Total comprehensive loss	$(100,818)	$(19,190)	$(183,120)	$(36,210)
The accompanying notes are an integral part of these condensed consolidated financial statements.

STEM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)
(in thousands, except share amounts)

	Convertible Preferred Stock		Series 1 Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	175,437,783	$220,563	2,961	$—	11,228,371	$—	$10,061	$(192)	$(407,841)	$(397,972)
Retroactive application of recapitalization (Note 1)	(175,437,783)	(220,563)	(2,961)	—	28,974,414	4	220,559	—	—	220,563
Adjusted balance, beginning of period	—	—	—	—	40,202,785	4	230,620	(192)	(407,841)	(177,409)
Issuance of beneficial conversion feature related to convertible notes (Note 7)	—	—	—	—	—	—	1,126	—	—	1,126
Stock option and stock warrant exercises	—	—	—	—	1,412,025	—	3,147	—	—	3,147
Stock-based compensation	—	—	—	—	—	—	784	—	—	784
Foreign currency translation adjustments	—	—	—	—	—	—	—	251	—	251
Net loss	—	—	—	—	—	—	—	—	(82,553)	(82,553)
Balance as of March 31, 2021	—	—	—	—	41,614,810	4	235,677	59	(490,394)	(254,654)
Merger and PIPE financing (Note 1)	—	—	—	—	70,428,326	7	247,011	—	—	247,018
Conversion of warrants into common stock upon Merger (Note 8)	—	—	—	—	2,759,970	—	60,568	—	—	60,568
Conversion of convertible notes into common stock upon Merger (Note 7)	—	—	—	—	10,921,548	1	77,747	—	—	77,748
Exchange of warrants into common stock (Note 8)	—	—	—	—	4,683,349	1	168,646	—	—	168,647
Issuance of common stock warrants for services (Note 8)	—	—	—	—	—	—	9,183	—	—	9,183
Stock option and stock warrant exercises	—	—	—	—	360,052	—	39	—	—	39
Stock-based compensation	—	—	—	—	—	—	1,047	—	—	1,047
Foreign currency translation adjustments	—	—	—	—	—	—	—	(602)	—	(602)
Net loss	—	—	—	—	—	—	—	—	(100,216)	(100,216)
Balance as of June 30, 2021	—	$—	—	$—	130,768,055	$13	$799,918	$(543)	$(590,610)	$208,778
The accompanying notes are an integral part of these condensed consolidated financial statements.

	Convertible Preferred Stock		Series 1 Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	191,139,933	$231,129	2,961	$—	9,392,682	$—	$3,339	$54	$(259,054)	$(255,661)
Retroactive application of recapitalization (Note 1)	(191,139,933)	(231,129)	(2,961)	—	33,796,513	3	231,126	—	—	231,129
Adjusted balance, beginning of period	—	—	—	—	43,189,195	3	234,465	54	(259,054)	(24,532)
Effect of exchange transaction	—	—	—	—	(3,448,648)	—	(10,605)	—	7,337	(3,268)
Issuance of common stock upon exercise of stock options and warrants	—	—	—	—	15,457	—	21	—	—	21
Stock-based compensation	—	—	—	—	—	—	456	—	—	456
Foreign currency translation adjustments	—	—	—	—	—	—	—	451	—	451
Net loss	—	—	—	—	—	—	—	—	(17,471)	(17,471)
Balance as of March 31, 2020	—	—	—	—	39,756,004	3	224,337	505	(269,188)	(44,343)
Issuance of common and preferred stock upon exercise of stock options and warrants	—	—	—	—	—	—	168	—	—	168
Issuance of common stock upon exercise of stock options and warrants	—	—	—	—	87,942	—	4	—	—	4
Stock-based compensation	—	—	—	—	—	—	476	—	—	476
Foreign currency translation adjustments	—	—	—	—	—	—	—	(209)	—	(209)
Net loss	—	—	—	—	—	—	—	—	(18,981)	(18,981)
Balance as of June 30, 2020	—	$—	—	$—	39,843,946	$3	$224,985	$296	$(288,169)	$(62,885)
The accompanying notes are an integral part of these condensed consolidated financial statements.

STEM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2021	2020
OPERATING ACTIVITIES
Net loss	$(182,769)	$(36,452)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	10,315	7,918
Non-cash interest expense, including interest expenses associated with debt issuance costs	7,119	4,570
Stock-based compensation	1,784	932
Change in fair value of warrant liability and embedded derivative	133,577	909
Noncash lease expense	334	286
Accretion expense	112	160
Impairment of energy storage systems	1,275	947
Issuance of warrants for services	9,183	—
Changes in operating assets and liabilities:
Accounts receivable	(4,219)	2,212
Inventory	(6,323)	(6,340)
Other assets	(16,924)	(2,691)
Contract origination costs	(1,650)	(1,383)
Accounts payable and accrued expenses	3,292	412
Deferred revenue	3,294	12,308
Lease liabilities	(289)	(310)
Other liabilities	56	25
Net cash used in operating activities	(41,833)	(16,497)
INVESTING ACTIVITIES
Purchase of energy storage systems	(5,603)	(7,555)
Capital expenditures on internally-developed software	(2,693)	(2,628)
Purchase of property and equipment	(300)	—
Net cash used in investing activities	(8,596)	(10,183)
FINANCING ACTIVITIES
Proceeds from exercise of stock options and warrants	2,933	54
Net contributions from Merger and PIPE financing, net of transaction costs of $58,061	550,322	—
Proceeds from financing obligations	4,929	8,391
Repayment of financing obligations	(4,609)	(4,267)
Proceeds from issuance of convertible notes, net of issuance costs of $8 and $911 for the six months ended June 30, 2021 and 2020, respectively	1,118	14,050
Proceeds from issuance of notes payable, net of issuance costs of $101 and $1,502 for the six months ended June 30, 2021 and 2020, respectively	3,940	23,498
Repayment of notes payable	(41,446)	(19,665)
Net cash provided by financing activities	517,187	22,061
Effect of exchange rate changes on cash and cash equivalents	438	(176)
Net increase (decrease) in cash and cash equivalents	467,196	(4,795)
Cash and cash equivalents, beginning of period	6,942	12,889
Cash and cash equivalents, end of period	$474,138	$8,094
The accompanying notes are an integral part of these condensed consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$7,131	$4,534
NON-CASH INVESTING AND FINANCING ACTIVITIES
Change in asset retirement costs and asset retirement obligation	$71	$76
Exchange of warrants for common stock	$168,647	$—
Conversion of warrants upon merger	$60,568	$—
Conversion of convertible notes upon merger	$77,748	$—
Conversion of accrued interest into outstanding note payable	$337	$128
Right-of-use asset obtained in exchange for lease liability	$1,230	$—
Settlement of warrant liability into preferred stock due to exercise	$253	$—
Issuance of warrants upon debt modification	$—	$168
Stock-based compensation capitalized to internal-use software	$47	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.BUSINESS
Description of the Business
Stem, Inc. and its subsidiaries (together, “Stem” or the “Company”) is an energy technology company that creates innovative technology services that transform the way energy is distributed and consumed. Through its technology, the Company enables businesses to control their electricity expense and helps the electrical grid be more efficient in managing peak usage. The Company operated as Rollins Road Acquisition Company (f/k/a Stem, Inc.) (“Legacy Stem”) prior to the Merger (as defined below).
Stem, Inc. was incorporated on March 16, 2009 in the State of Delaware and is headquartered in San Francisco, California.
Star Peak Acquisition Corp. Merger

On December 3, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Star Peak Transition Corp. (“STPK”, prior to the closing of the Merger and the “New Stem”, following the closing of the Merger), an entity listed on the New York Stock Exchange under the trade symbol “STPK”, and STPK Merger Sub Corp., a Delaware corporation and wholly owned subsidiary of STPK (“Merger Sub”), providing for, among other things, and subject to the conditions therein, the combination of the Company and STPK pursuant to the merger of Merger Sub with and into the Company with the Company continuing as the surviving entity (the “Merger”).

On April 28, 2021, shareholders of STPK approved the Merger, under which Stem received approximately $550.3 million, net of fees and expenses as follows:

Recapitalization
Cash — STPK trust and working capital cash	$383,383
Cash — PIPE	225,000
Less: transaction costs and advisory fees paid	(58,061)
Merger and PIPE financing	$550,322

Immediately prior to the closing of the Merger, (i) all issued and outstanding shares of Legacy Stem preferred stock, par value $0.00001 per share (the “Legacy Stem Preferred Stock”), were converted into shares of Legacy Stem common stock, par value $0.000001 per share (the “Legacy Stem Common Stock”) in accordance with Legacy Stem’s amended and restated certificate of incorporation, (ii) all outstanding convertible promissory notes of Legacy Stem (the “Legacy Stem Convertible Notes”) were converted into Legacy Stem Preferred Stock in accordance with the terms of the Legacy Stem Convertible Notes and (iii) certain warrants issued by Legacy Stem to purchase Legacy Stem Common Stock and Legacy Stem Preferred Stock (the “Legacy Stem Warrants”) were exercised by holders into Legacy Stem Common Stock in accordance with the terms thereof. Upon the consummation of the Merger, each share of Legacy Stem common stock then issued and outstanding was canceled and converted into the right to receive shares of Class A common stock of Stem using an exchange ratio of 4.6432 (the “Exchange Ratio”).

In connection with the execution of the Merger Agreement, STPK entered into separate subscription agreements (each, a “Subscription Agreement”) with a number of investors (each a “Subscriber”), pursuant to which the Subscribers agreed to purchase, and STPK agreed to sell to the Subscribers, an aggregate of 22,500,000 shares of common stock (the “PIPE Shares”), for a purchase price of $10 per share and an aggregate purchase price of $225.0 million, in a private placement pursuant to the subscription agreements (the “PIPE”). The PIPE investment closed simultaneously with the consummation of the Merger. The Merger is accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, STPK was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Merger was treated as the equivalent of Stem issuing stock for the net assets of STPK, accompanied by a recapitalization. The net liabilities of STPK of $304.0 million, comprised primarily of the warrant liabilities associated with the Public and Private Placement Warrants discussed in Note 8, are stated at historical cost, with no goodwill or other intangible assets recorded.

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Liquidity and Going Concern
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of the Regulation S-X, assuming the Company will continue as a going concern. As of June 30, 2021, the Company had cash and cash equivalents of $474.1 million, an accumulated deficit of $590.6 million and net working capital of $452.5 million, with $15.3 million of financing obligation coming due within the next 12 months. During the six months ended June 30, 2021, the Company incurred a net loss of $182.8 million and had negative cash flows from operating activities of $41.8 million. However, the Merger provided the Company with a significant amount of cash proceeds and, as such, the Company believes that its cash position, inclusive of funds raised with the Merger, is sufficient to meet capital and liquidity requirements for at least the next 12 months after the date that the financial statements are available to be issued.
The Company’s business prospects are subject to risks, expenses, and uncertainties frequently encountered by companies in the early stages of commercial operations. Prior to the Merger, the Company had been funded primarily by equity financings, convertible promissory notes and borrowings from affiliates. The attainment of profitable operations is dependent upon future events, including obtaining adequate financing to complete the Company’s development activities, securing adequate supplier relationships, building its customer base, successfully executing its business and marketing strategy, and hiring and retaining appropriate personnel. Failure to generate sufficient revenues, achieve planned gross margins and operating profitability, control operating costs, or secure additional funding may require the Company to modify, delay or abandon some of its planned future expansion or development, or to otherwise enact operating cost reductions available to management, which could have a material adverse effect on the Company’s business, operating results and financial condition.
COVID-19
In March 2020, the World Health Organization declared the outbreak of the novel coronavirus disease (“COVID-19”) as a pandemic, adversely impacting global commercial activity and greatly disrupting supply chains and the manufacturing, delivery and installation of energy storage systems worldwide. As a result, we adjusted certain aspects of our operations to protect our employees and customers while still meeting customers’ needs for vital technology. Government and business responses to COVID-19, along with the rise of the COVID-19 Delta variant and resurgence of related disruptions, could have a continued material adverse impact on economic and market conditions and trigger a period of continued global economic slowdown. The continued uncertainty and fluidity of this situation precludes any predication as to the extent and the duration of the economic impact of government and business responses to COVID-19 and the Delta variant, and therefore present material uncertainty and risk with respect to the Company and its performance and could materially and adversely affect our business, financial condition, and results of operations.
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with GAAP for interim reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the condensed balance sheet at December 31, 2020 has been derived from the audited financial statements at that date, but certain notes or other information that are normally required by GAAP have been omitted if they substantially duplicate the disclosures contained in the Company’s annual audited consolidated financial statements. In the opinion of Stem management, all adjustments considered necessary for a fair statement of the results for the interim period presented have been included in the accompanying unaudited financial statements. The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and consolidated variable interest entities (“VIEs”). All intercompany balances and transactions have been eliminated in consolidation. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2020. Operating results three and for the six-month period ended June 30, 2021 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2021 or for any other future year.

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable. Actual results could differ from those estimates and such differences could be material to the financial position and results of operations.
Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, depreciable life of energy systems; the amortization of financing obligations; deferred commissions and contract fulfillment costs; the valuation of energy storage systems, internally developed software, and asset retirement obligations; and the fair value of equity instruments, equity-based instruments, warrant liabilities and embedded derivatives.
Segment Information
Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. Our Chief Executive Officer is the CODM. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, we have determined that the Company operates as one operating segment that is focused exclusively on innovative technology services that transform the way energy is distributed and consumed. Net assets outside of the U.S. were less than 10% of total net assets as of June 30, 2021 and December 31, 2020.
Significant Customers
A significant customer represents 10% or more of the Company’s total revenue or accounts receivable, net balance at each respective reporting date. For each significant customer, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable are as follows:

	Accounts Receivable		Revenue		Revenue
	June 30,	December 31,	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020	2021	2020
Customers:
Customer A	10%	30%	27%	*	15%	*
Customer B	*	20%	10%	*	*	*
Customer C	17%	17%	*	*	*	*
Customer D	*	*	*	*	15%	*
Customer E	*	*	*	*	*	12%
Customer F	10%	*	25%	*	14%	*
Customer G	16%	*	*	*	*	*
*Total less than 10% for the respective period

Fair Value of Financial Instruments
Assets and liabilities recorded at fair value in the consolidated financial statements are categorized based upon the level of judgment associated with the inputs used to measure their fair value. The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities).

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Hierarchical levels which are directly related to the amount of subjectivity associated with the inputs to the valuation of these assets or liabilities are as follows:
Level 1 — Unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date.
Level 2 — Inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.
Level 3 — Unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date.
This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. The Company’s assessment of the significance of a specific input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability.
Financial assets and liabilities held by the Company measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 include cash and cash equivalents and warrant liabilities.
Recently Adopted Accounting Standards
In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement. The amendments applicable to the Company on the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty should be prospectively applied in the initial fiscal year of adoption. All other amendments applicable to the Company should be applied retrospectively to all periods presented upon their effective date. The Company adopted ASU 2018-13 as of January 1, 2020. The Company’s disclosures related to its level 3 financial instruments were not materially impacted for the periods presented. See Note 4, Fair Value Measurements, for more information.
In August 2018, the FASB issued ASU 2018-15, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). The intent of this pronouncement is to align the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software as defined in ASC 350-40. Under ASU 2018-15, the capitalized implementation costs related to a cloud computing arrangement will be amortized over the term of the arrangement and all capitalized implementation amounts will be required to be presented in the same line items of the financial statements as the related hosting fees. ASU 2018-15 is effective for public and private companies’ fiscal years beginning after December 15, 2019, and December 15, 2020, respectively, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2018-15 as of January 1, 2021. The adoption did not have a material impact to the Company’s condensed consolidated financial statements.
Recently Issued Accounting Standards
In June 2016, the FASB issued ASU 2016-13, Financial instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequent related ASUs, which amends the guidance on the impairment of financial instruments by requiring measurement and recognition of expected credit losses for financial assets held. This ASU is effective for public and private companies’ fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, and December 15, 2022, respectively. The Company expects to adopt ASU 2016-13 under the private company transition guidance beginning January 1, 2023 and is currently assessing the impact, if any, the guidance will have on the Company’s consolidated financial statements.

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 will be effective for public entities for interim and annual periods beginning after December 15, 2020, with early adoption permitted. ASU 2019-12 will be effective for private entities for annual periods beginning after December 15, 2021, and interim periods beginning after December 15, 2020, with early adoption permitted. The Company plans to adopt ASU 2019-12 for the fiscal year beginning January 1, 2022 and is currently assessing the impact, if any, the guidance will have on the Company's consolidated financial statements.
In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity's Own Equity (Subtopic 815-40) — Accounting For Convertible Instruments and Contracts in an Entity's Own Equity. The ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted net income per share calculation in certain areas. The new guidance is effective for annual and interim periods beginning after December 15, 2023, and early adoption is permitted for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company plans to adopt 2020-06 for the fiscal year beginning January 1, 2024 and is currently evaluating the impact that this new guidance will have on the Company's financial statements.
3.REVENUE
The Company generates revenue through two types of arrangements with customers, host customer arrangements and partnership arrangements. The Company recognizes revenue under these arrangements as described below.

Host Customer Arrangements

Host customer contracts are generally entered into with commercial entities who have traditionally relied on power supplied directly from the grid. Host customer arrangements consist of a promise to provide energy optimization services through the Company’s proprietary SaaS platform coupled with a dedicated energy storage system owned and controlled by the Company throughout the term of the contract. The host customer does not obtain legal title to, or ownership of the dedicated energy storage system at any point in time. The host customer is the end consumer of the energy that directly benefits from the energy optimization services provided by the Company. The term for the Company’s contracts with host customers generally ranges from 5 to 10 years, which may include certain renewal options to extend the initial contract term or certain termination options to reduce the initial contract term.
Although the Company installs an energy storage system at the host customer site in order to provide the energy optimization services, the Company determined it has the right to direct how and for what purpose the asset is used through the operation of its SaaS platform and, as such, retains control of the energy storage system; therefore, the contract does not contain a lease. The Company determined the various energy optimization services provided throughout the term of the contract, which may include services such as remote monitoring, performance reporting, preventative maintenance and other ancillary services necessary for the safe and reliable operation of the energy storage system, are part of a combined output of energy optimization services and the Company provides a single distinct combined performance obligation representing a series of distinct days of services.
The Company determines the transaction price at the outset of the arrangement, primarily based on the contractual payment terms dictated by the contract with the customer. Fees charged to customers for energy optimization services generally consist of recurring fixed monthly payments throughout the term of the contract. In certain arrangements, the transaction price may include incentive payments that are earned by the host customer from utility companies in relation to the services provided by the Company. Under such arrangements, the rights to the incentive payments are assigned by the host customer to the Company. These incentives may be in the form of fixed upfront payments, variable monthly payments, or annual performance-based payments over the first five years of the customer contract term. Incentive payments may be contingent on approval from utility companies or actual future performance of the energy storage system.

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Substantially all of the Company’s arrangements provide customers the unilateral ability to terminate for convenience prior to the conclusion of the stated contractual term or the contractual term is shorter than the estimated benefit period, which the Company has determined to be 10 years based on the estimated useful life of the underlying energy storage systems and the period over which the customer can benefit from the energy optimization services utilizing such energy storage systems. In these instances, the Company determined that upfront incentive payments received from its customers represent a material right that is, in effect, an advance payment for future energy optimization services to be recognized throughout the estimated benefit period. In contracts where the customer does not have the unilateral ability to terminate for convenience without a penalty during the estimated benefit period, the Company determined the upfront incentive payments do not represent a material right for services provided beyond the initial contractual period and are therefore a component of the initial transaction price. The Company revisits its estimate of the benefit period each reporting period. The Company’s contracts with host customers do not contain a significant financing component.

The Company transfers control of its energy optimization services to its customers continuously throughout the term of the contract (a stand-ready obligation) and revenue is recognized ratably as control of these services is transferred to its customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for its services. Monthly incentive payments based on the performance of the energy storage system are allocated to the distinct month in which they are earned because the terms of the payments relate specifically to the outcome from transferring the distinct time increment (month) of service and because such amounts reflect the fees to which the Company expects to be entitled for providing energy optimization services each period, consistent with the allocation objective. Annual variable performance- based payments are estimated at the inception in the transaction price using the expected value method, which takes into consideration historical experience, current contractual requirements, specific known market events and forecasted energy storage system performance patterns, and the Company recognizes such payments ratably using a time-based measure of progress of days elapsed over the term of the contract to the extent that it is probable that a significant reversal of the cumulative revenue recognized will not occur in a future period. At the end of each reporting period, the Company reassesses its estimate of the transaction price. The Company does not begin recognition of revenue until the energy storage system is live (i.e., provision of energy optimization services has commenced) or, as it relates to incentive payments, when approval has been received from the utility company if later.
Partnership Arrangements
Partnership arrangements consist of promises to transfer inventory in the form of an energy storage system to a solar plus storage project developer and separately provide energy optimization services as described previously to the ultimate owner of the project after the developer completes the installation of the project. Under partnership arrangements, the Company’s customer is the solar plus storage project developer. The customer obtains legal title to along with ownership and control of the inventory upon delivery and the customer is responsible for the installation of the project. Once installation of the project is complete, the owner of the solar plus storage project provides energy to the end consumer through a separate contractual arrangement directly with the end consumer. The term for the Company’s contracts with customers under partnership arrangements generally ranges from 10 to 20 years.
The Company determined the promise to deliver the inventory as a component of the solar plus storage project for which the customer is responsible to develop is a separate and distinct performance obligation from the promise to provide energy optimization services.
The Company determines the transaction price at the outset of the arrangement, primarily based on the contractual payment terms dictated by the contract with the customer. Fees charged for the sale of inventory generally consist of fixed fees payable upon or shortly after successful delivery to the customer. Fees charged to customers for energy optimization services consist of recurring fixed monthly payments throughout the term of the contract. The Company is responsible for designing, procuring, delivering and ensuring the proper components are provided in accordance with the requirements of the contract. Although the inventory is purchased by the Company from a third-party manufacturer, the Company determined it obtains control of the inventory prior to delivery to the customer and is the principal in the arrangement. The Company is fully responsible for responding to and correcting any customer issues related to the delivery of the inventory. The Company holds title and assumes all risks of loss associated with the inventory until the customer accepts the inventory. The Company is primarily responsible for fulfilling the delivery of the inventory to the customer, assumes substantial inventory risks and has discretion in the pricing charged to the customer. The Company has not entered into any partnership arrangements where it is not the principal in the transaction.

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The Company allocates revenue between the hardware and energy storage services performance obligations based on the standalone selling price of each performance obligation. The standalone selling price for the hardware is established based on observable pricing. The standalone selling price for the energy optimization services is established using a residual value approach due to the significant variability in the services provided to each individual customer based on the specific requirements of each individual project and the lack of observable standalone sales of such services. The Company’s partnership arrangements do not contain a significant financing component.
The Company transfers control of the inventory upon delivery and simultaneous transfer of title to the customer. The Company transfers control of its energy optimization services to its customers continuously throughout the term of the contract (a stand-ready obligation), which does not commence until the customer successfully completes the installation of the project. As a result, the time frame between when the Company transfers control of the inventory to the customer upon delivery is generally several months, and can be in excess of one year, before the Company is required to perform any subsequent energy optimization services. Revenue is recognized ratably as control of these services is transferred to its customers based on a time-based output measure of progress of days elapsed over the term of the contract, in an amount that reflects the consideration the Company expects to be entitled to in exchange for its services.
In some partnership arrangements, the Company charges shipping fees for the inventory. The Company accounts for shipping as a fulfillment activity, since control transfers to the customer after the shipping is complete and includes such amounts within cost of revenue.
Disaggregation of Revenue
The following table provides information on the disaggregation of revenue as recorded in the consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Partnership hardware revenue	$14,184	$709	$24,723	$1,427
Partnership service revenue	42	—	79	—
Host customer service revenue	5,111	3,670	9,956	7,062
Total revenue	$19,337	$4,379	$34,758	$8,489
Remaining Performance Obligations
Remaining performance obligations represent contracted revenue that has not been recognized, which include contract liabilities (deferred revenue) and amounts that will be billed and recognized as revenue in future periods. As of June 30, 2021, the Company had $189.8 million of remaining performance obligations, and the approximate percentages expected to be recognized as revenue in the future are as follows (in thousands):

	Total remaining performance obligations	Percent Expected to be Recognized as Revenue
		Less than one year	Two to five years	Greater than five year
(in thousands, except percentages)
Service revenue	$130,564	13%	50%	37%
Hardware revenue	59,238	100%	—%	—%
Total revenue	$189,802

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Contract Balances
Deferred revenue primarily includes cash received in advance of revenue recognition related to energy optimization services and incentives. The following table presents the changes in the deferred revenue balance during the six months ended June 30, 2021 (in thousands):

Beginning balance as of January 1, 2021	$52,410
Upfront payments received from customers	25,146
Upfront or annual incentive payments received	2,959
Revenue recognized related to amounts that were included in beginning balance of deferred revenue	(19,457)
Revenue recognized related to deferred revenue generated during the period	(5,354)
Ending balance as of June 30, 2021	$55,704
4.FAIR VALUE MEASUREMENTS
Fair value accounting is applied for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. At June 30, 2021 and December 31, 2020, the carrying amount of accounts receivable, other current assets, other assets, accounts payable, and accrued and other current liabilities approximated their estimated fair value due to their relatively short maturities.
The following table provides the financial instruments measured at fair value (in thousands):

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market fund	$225,795	$—	$—	$225,795
Liabilities
Public warrant liability	$303,798	$—	$—	$303,798

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market fund	$67	$—	$—	$67
Liabilities
Convertible preferred stock warrant liability	$—	$—	$95,342	$95,342
The Company’s money market funds are classified as Level 1 because they are valued using quoted market prices. The convertible preferred stock warrant liabilities are defined as Level 3 in the fair value hierarchy as the valuations are based on significant unobservable inputs, which reflect the Company’s own assumptions incorporated in valuation techniques used to determine fair value; further discussion of these assumptions is set forth below. There were no transfers into or out of Level 3 of the fair value hierarchy during the periods presented.
Convertible Preferred Stock Warrant Liabilities
As discussed in Note 8, upon effectiveness of the Merger, substantially all of the outstanding convertible preferred stock warrants were converted into shares of Class A common stock of Stem. As such, the associated warrant liability was reclassified to additional paid-in-capital upon the Merger and was no longer an outstanding Level 3 financial instrument as of June 30, 2021. The fair value of the convertible preferred stock warrants as of June 30, 2020 was determined using the Black-Scholes method as well as a discount for lack of marketability. Black-Scholes inputs used to value the warrants are based on information from purchase agreements and within valuation reports prepared by an independent third party for the Company. Inputs include exercise price, volatility, fair value of common or preferred stock, expected dividend rate and risk-free interest rate.

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The key assumptions used for the valuation of the preferred stock warrant liabilities upon remeasurement were as follows:

Six Months Ended June 30,
2020
Volatility	75.0%
Risk-free interest rate	16.0%
Expected term (in years)	2.0
Dividend yield	—%
Discount for lack of marketability	19.3%
The following table presents the changes in the liability for warrants on convertible preferred stock during the six months ended June 30, 2021 (in thousands):

Convertible Warrant Stock Liability
Balance as of December 31, 2020	$95,342
Changes in estimated fair value	133,577
Assumption of warrant liability upon Merger	303,221
Conversion of warrants upon Merger	(59,442)
Exchange of warrants	(168,647)
Exercised warrants	(253)
Balance as of June 30, 2021	$303,798
5.ENERGY STORAGE SYSTEMS, NET
Energy Storage Systems, Net
Energy storage systems, net, consists of the following (in thousands):

June 30, 2021
Energy storage systems placed into service	$144,754
Less: accumulated depreciation	(39,848)
Energy storage systems not yet placed into service	13,310
Total energy storage systems, net	$118,216
Depreciation expense for energy storage systems was approximately $3.6 million and $3.4 million within cost of service revenue for the three months ended June 30, 2021 and 2020, respectively, and approximately $7.3 million and $5.7 million within cost of service revenue for the six months ended June 30, 2021 and 2020, respectively.
6.NOTES PAYABLE
Revolving Loan Due to SPE Member
In April 2017, the Company entered into a revolving loan agreement with an affiliate of a member of certain of the Company’s special purpose entities (“SPE”). This agreement was, from time to time, subsequently amended. The purpose of this revolving loan agreement was to finance the Company’s purchase of hardware for its various energy storage system projects. As of the beginning of 2020, the agreement had a total revolving loan capacity of $45.0 million that bore fixed interest at 10% with a maturity date of June 2020.

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
In May 2020, concurrent with the 2020 Credit Agreement discussed below, the Company entered into an amendment to the revolving loan agreement, which reduced the loan capacity to $35.0 million and extended the maturity date to May 2021. The amendment increased the fixed interest rate for any borrowings outstanding more than nine months to 14% thereafter. Additionally, under the original terms of the revolving loan agreement, the Company was able to finance 100% of the value of the hardware purchased up to the total loan capacity. The amendment reduced the advance rate to 85%, with an additional reduction to 70% in August 2020. The amendment was accounted for as a modification of the debt, which did not have a material impact on the condensed consolidated financial statements. As of December 31, 2020, the Company had $7.4 million outstanding under the revolving loan agreement. In April 2021, the Company repaid the remaining outstanding balance of this facility with the proceeds received from the Merger. The facility was terminated after the repayment in April 2021.
Term Loan Due to SPE Member
In December 2018, the Company entered into a term loan in the amount of $13.3 million with an affiliate of a member of certain SPEs with the Company. As of the beginning of 2020, the term loan bore fixed interest of 12.5% on the outstanding principal balance with a final balloon payment of $3.0 million due at the maturity date of June 30, 2020. In May 2020, the Company repaid the remaining outstanding balance of $5.9 million with the proceeds received through the 2020 Credit Agreement discussed below.
Term Loan Due to Former Non-Controlling Interest Holder
In June 2018, the Company acquired the outstanding member interests of an entity controlled by the Company for $8.1 million. The Company financed this acquisition by entering into a term loan agreement with the noncontrolling member bearing fixed interest of 4.5% per quarter (18.0% per annum) on the outstanding principal balance. The loan required fixed quarterly payments throughout the term of the loan, which was scheduled to be paid in full by April 1, 2026.
In May 2020, the Company amended the term loan and, using the proceeds from the 2020 Credit Agreement discussed below, prepaid $1.5 million of principal and interest on the note, of which $1.0 million was towards the outstanding principal balance, thereby reducing the fixed quarterly payment due to the lender. In relation to this amendment, the Company was required to issue warrants for 400,000 shares of common stock resulting in a discount to the term loan of $0.2 million. As of December 31, 2020, the outstanding balance was $5.8 million. In April 2021, the Company repaid the remaining outstanding balance of this facility with the proceeds received from the Merger. Upon prepayment of this facility, the Company incurred $2.6 million in prepayment penalties that were recorded to loss on extinguishment of debt in the Company’s statement of operations. The facility was terminated after the repayment in April 2021.
2020 Credit Agreement
In May 2020, the Company entered into a credit agreement (“2020 Credit Agreement”) with a new lender that provided the Company with proceeds of $25.0 million to provide the Company with access to working capital towards the purchase of energy storage system equipment. The 2020 Credit Agreement has a maturity date of the earlier of (1) May 2021, (2) the maturity date of the revolving loan agreement, or (3) the maturity date of the convertible promissory notes discussed below. The loan bore interest of 12% per annum, of which 8% was paid in cash and 4% added back to principal of the loan balance every quarter. The Company used a portion of the proceeds towards payments associated with existing debt as previously discussed. As of December 31, 2020, the outstanding balance was $25.6 million. In April 2021, the Company repaid the remaining outstanding balance of this facility with the proceeds received from the Merger. Upon prepayment of this facility, the Company incurred $1.4 million in prepayment penalties that were recorded to loss on extinguishment of debt in the Company’s statement of operations. The facility was terminated after the repayment in April 2021.
2021 Credit Agreement
In January 2021, the Company, through a wholly owned Canadian entity, entered into a credit agreement to provide a total of $2.7 million towards the financing of certain energy storage systems. The credit agreement is structured on a non-recourse basis and the system will be operated by the Company. The credit agreement has a stated interest of 5.45% and a maturity date of June 2031. The Company received an advance under the credit agreement of $1.8 million in January 2021. The repayment of advances received under this credit agreement is determined by the lender based on the proceeds generated by the Company through the operation of the underlying energy storage systems. As of June 30, 2021, and December 31, 2020, the outstanding balance was $1.8 million and zero, respectively. The Company was in compliance with all covenants associated with the 2021 Credit Agreement as of June 30, 2021.

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The Company’s outstanding debt consisted of the following as of June 30, 2021 (in thousands):

6/30/2021
Outstanding principal	$1,951
Unamortized discount	(232)
Carrying value of debt	$1,719
7.CONVERTIBLE PROMISSORY NOTES
As of December 31, 2020, the Company had various convertible notes outstanding to investors. The Company refers to the collective group of all such note instruments as the “Convertible Promissory Notes”. As of December 31, 2020, these Convertible Promissory Notes had a balance of $67.6 million. During the six months ended June 30, 2021, the Company issued additional Convertible Promissory Notes. The details of the convertible notes issued are set forth below. As of June 30, 2021, there were no Convertible Promissory Notes outstanding due to their conversion and cancellation upon the Merger.

Q1 2021 Convertible Notes
In January 2021, the Company issued and sold convertible promissory notes (the “Q1 2021 Convertible Notes”) under the same terms as the existing Convertible Promissory Notes to various investors with aggregate gross proceeds of $1.1 million. The Company evaluated the conversion option within the Q1 2021 Convertible Notes and determined the effective conversion price was beneficial to the note holders. As such, the Company recorded a beneficial conversion feature (“BCF”) related to the issuance of the Q1 2021 Convertible Notes based on the difference between the effective conversion rate and the fair value of the stock into which it was convertible, limited by the amount of the aggregate gross proceeds. The BCF resulted in a $1.1 million discount to the Q1 2021 Convertible Notes with an increase to additional paid in capital. The Company accreted the discount in connection with the BCF as interest expense over the term of the Q1 2021 Convertible Notes using the effective interest rate method.
Conversion and Cancellation of Convertible Promissory Notes Upon Merger
Immediately prior to the effectiveness of the Merger, the entire balance of the Company’s outstanding Convertible Promissory Notes issued by Legacy Stem automatically converted into shares of Legacy Stem Common Stock. Upon the effectiveness of the Merger, these shares of Legacy Stem Common Stock automatically converted into 10,921,548 shares of Class A common stock of Stem. The balance associated with the outstanding Convertible Promissory Notes totaling $77.7 million, including $7.7 million of interest accrued on the notes through the date of Merger, was reclassified to additional paid-in-capital. The unamortized portion of the debt discount associated with the outstanding Q1 2021 Convertible Notes totaling $1.1 million was fully expensed to loss on extinguishment of debt on the Company’s statement of operations.
8.WARRANTS
Legacy Stem Warrants
Since inception the Company has issued warrants to purchase shares of Legacy Stem’s preferred stock in conjunction with various debt financings. See Note 4 for further information regarding fair value measurements associated with the resulting warrant liabilities, which are remeasured on a recurring basis each period. The Company has also issued warrants to purchase shares of Legacy Stem’s common stock. Upon effectiveness of the Merger, the Company had 50,207,439 warrants outstanding, of which substantially all were converted into 2,759,970 shares of Class A common stock of Stem. Upon conversion of the warrants, the existing warrant liabilities were remeasured to fair value resulting in a gain on remeasurement of $100.9 million and a total warrant liability of $60.6 million, which was then reclassified to additional paid-in-capital. As of June 30, 2021, there were 23,634 Legacy Stem Warrants that remain outstanding. These instruments are exercisable into the Company’s Class A common stock and are equity classified.

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Public Warrants and Private Placement Warrants
As part of STPK’s initial public offering on August 20, 2020, prior to the effectiveness of the Merger, STPK issued 12,786,168 warrants each of which entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share (the “Public Warrants”). Simultaneously with the closing of the IPO, STPK completed the private sale of 7,181,134 million warrants to STPK’s sponsor (the “Private Warrants”). Upon issuance, these warrants met the criteria for liability classification. Upon the effectiveness of the Merger, Stem assumed the outstanding Public Warrants and Private Warrants, which continued to meet the criteria for liability classification, resulting in assumed warrant liabilities of $185.9 million and $118.4 million, respectively, or a total warrant liability of $304.3 million.
On June 25, 2021, the Company entered into an exchange agreement (the “Exchange Agreement”) with the holders of the 7,181,134 outstanding Private Placement Warrants, pursuant to which such holders received 4,683,349 shares of the Company’s common stock on June 30, 2021, in exchange for the cancellation of the outstanding Private Placement Warrants. Immediately prior to the exchange, the Private Warrants were marked to fair value, resulting in a loss of $52.0 million. As a result of the Exchange Agreement, there were no Private Warrants outstanding as of June 30, 2021.
Warrants Issued for Services
On April 7, 2021, the Company entered into a strategic relationship with an existing shareholder not deemed to be a related party to jointly explore on a non-exclusive basis possible business opportunities to advance projects in the United States, United Kingdom, Europe and Asia. As consideration for the strategic relationship, upon closing of the Merger, the Company issued warrants to purchase 350,000 shares of the Company’s common stock at an exercise price of $0.01 per share. These warrants were deemed to have been fully earned as of the grant date. The warrants were valued at fair market value as of the grant date totaling $9.2 million and recorded to general and administrative expense in the Company’s statement of operations. In May 2021, these warrants were exercised for shares of the Company’s common stock.
9.COMMON STOCK
The Company had reserved shares of common stock for issuance as follows:

June 30, 2021
Shares reserved for warrants	12,809,802
Options issued and outstanding	10,357,133
Shares available for future issuance under equity incentive plan	23,016,754
Total	46,183,689
10.STOCK-BASED COMPENSATION
Under the Company’s 2009 Equity Incentive Plan (the “2009 Plan”), incentive stock options (ISOs), nonqualified stock options (NSOs), stock bonuses, and rights to acquire restricted stock are available for grant to employees, directors and consultants. At June 30, 2021, 9,647,780 stock options outstanding under the 2009 Plan and zero shares were available for future grant. In May 2021, the Company issued stock options under the Stem Inc 2021 Equity Incentive Plan (the “2021 Plan”), with 23,722,254 shares reserved thereunder.
Under both the 2009 Plan and the 2021 Plan (collectively, the “Plans”), the exercise price of an option cannot be less than 100% of the fair value of one share of common stock for incentive or non-qualified stock options, and not less than 110% of the fair value for stockholders owning greater than 10% of all classes of stock, as determined by the Company’s Board of Directors (the “Board”). Options under the Plans generally expire after 10 years. Under the Plans, the Compensation Committee of the Board determines when the options granted will become exercisable. Options granted under the Plans generally vest 1/4 one year from the grant date and then 1/48 each month over the following three years and are exercisable for 10 years from the date of the grant. The Plans allow for exercise of unvested options with repurchase rights over the restricted common stock issued at the original exercise price. The repurchase rights lapse at the same rate as the options vest.

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
A summary of activity under the Plans is as follows:

	Number of Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Balances as of December 31, 2020	51,379,939	$0.56	7.2	$46,516
Retroactive application of recapitalization	(40,314,281)	2.05	—	—
Adjusted Balance as of December 31, 2020	11,065,658	2.61	7.2	46,516
Options granted	709,448	25.53
Options exercised	(1,402,538)	1.97
Options forfeited	(15,435)	2.25
Balances as of June 30, 2021	10,357,133	$4.27	7.0	$328,644
Options vested and exercisable — June 30, 2021	7,273,421	$2.15	6.2	$247,154
The weighted-average grant date fair value of stock options granted to employees was $16.84 during the six months ended June 30, 2021. There were 2,354,515 stock options granted during the six months ended June 30, 2020. The intrinsic value of options exercised was $47.6 million and less than $0.1 million during the six months ended June 30, 2021 and 2020, respectively.
Stock-Based Compensation
The following table summarizes stock-based compensation expense recorded in each component of operating expenses in the Company’s consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Sales and marketing	$168	$150	$252	$220
Research and development	264	301	419	486
General and administrative	592	25	1,113	226
Total stock-based compensation expense	$1,024	$476	$1,784	$932
As of June 30, 2021, the Company had approximately $17.9 million of remaining unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 3.6 years.
11.NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss attributable to common stockholders	$(100,216)	$(18,981)	$(182,769)	$(36,452)
Less: Deemed dividend	—	—	—	(9,484)
	$(100,216)	$(18,981)	$(182,769)	$(45,936)
Denominator:
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	100,611,965	39,801,379	70,684,750	40,209,877
Net loss per share attributable to common stockholders, basic and diluted	$(1.00)	$(0.48)	$(2.59)	$(1.14)

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following potentially dilutive shares were not included in the calculation of diluted shares outstanding for the periods presented as the effect would have been anti-dilutive:

	June 30, 2021	June 30, 2020
Convertible promissory notes	—	7,473,946
Outstanding stock options	10,357,133	9,585,364
Outstanding warrants	12,809,802	9,842,181
Total	23,166,935	26,901,491
12.INCOME TAXES
The Company did not record a provision or benefit for income taxes during the six months ended June 30, 2021 and 2020. The Company continues to maintain a full valuation allowance for its net U.S. federal and state deferred tax assets.
13.COMMITMENTS AND CONTINGENCIES
Contingencies
The Company is party to various legal proceedings from time to time. A liability is accrued when a loss is both probable and can be reasonably estimated. Management believes that the probability of a material loss with respect to any currently pending legal proceeding is remote. However, litigation is inherently uncertain and it is not possible to definitively predict the ultimate disposition of any of these proceedings. The Company believes there is no current litigation pending or loss contingencies that could have, either individually or in the aggregate, a material adverse impact on the Company’s consolidated financial statements.

Commitments
In June 2021, the Company entered into a lease agreement for office space in San Francisco, California. The lease has a term of approximately 7.7 years and is expected to commence in the third quarter of 2021. Total lease payments are estimated to be $15.2 million over the lease term.
14.SUBSEQUENT EVENTS
Management has evaluated subsequent events through August 11, 2021, the date the condensed consolidated financial statements were available for issuance, and has determined that there are no subsequent events that require disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following management’s discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included under Part I, Item 1 of this Quarterly Report on Form 10-Q. This discussion and analysis should also be read together with our audited consolidated financial statements as of December 31, 2020 and 2019 and for the years ended December 31, 2020 and 2019 (“Annual Financial Statements”) and the section entitled “Stem’s Management’s Discussion and Analysis of Financial Condition and Results or Operations” contained in our Form S-1 filed with the SEC on July 19, 2021.You should carefully read the sections entitled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Throughout this section, unless otherwise noted “we”, “us”, “our” and the “Company” refer to Stem and its consolidated subsidiaries.
Star Peak Acquisition Corp. Merger

On April 28, 2021, Star Peak Energy Transition Corp. (“STPK”), an entity listed on the New York Stock Exchange under the trade symbol “STPK”, acquired Stem, Inc. (“Legacy Stem”), by the merger of STPK Merger Sub Corp., a Delaware corporation and wholly-owned subsidiary of STPK (“Merger Sub”), with and into Legacy Stem, with Legacy Stem continuing as the surviving entity and a wholly-owned subsidiary of STPK (the “Merger”). The public company resulting from the Merger was renamed Stem, Inc., which we refer to as “Stem”, “we”, “us”, “our”, or the Company, and is listed on the New York Stock Exchange under the trade symbol “STEM”. Upon the consummation of the Merger, Stem received approximately $550.3 million, net of fees and expenses. See Note 1 in the accompanying condensed consolidated financial statements for additional details regarding this transaction. For financial reporting purposes, Legacy Stem is treated as the accounting acquirer.
Overview
Our mission is to build and operate the largest, digitally connected, intelligent energy storage network for our customers. In order to fulfill our mission, (i) we provide our customers, which include commercial and industrial (“C&I”) enterprises as well as independent power producers, renewable project developers, utilities and grid operators, with an energy storage system, sourced from leading, global battery original equipment manufacturers (“OEMs”), that we deliver through our partners, including solar project developers and engineering, procurement and construction firms and (ii) through our Athena artificial intelligence (“AI”) platform (“Athena”), we provide our customers with on-going software-enabled services to operate the energy storage systems for 10 to 20 years. In addition, in all the markets where we operate our customers’ systems, we have agreements to manage the energy storage systems using the Athena platform to participate in energy markets and to share the revenue from such market participation.
We operate in two key areas within the energy storage landscape: Behind-the-Meter (“BTM”) and Front-of-the-Meter (“FTM”). An energy system’s position in relation to a customer’s electric meter determines whether it is designated a BTM or FTM system. BTM systems provide power that can be used on-site without interacting with the electric grid and passing through an electric meter. Our BTM systems reduce C&I customer energy bills and help our customers facilitate the achievement of their corporate environmental, social, and corporate governance (“ESG”) objectives. FTM, grid-connected systems provide power to off-site locations and must pass through an electric meter prior to reaching an end-user. Our FTM systems decrease risk for project developers, lead asset professionals, independent power producers and investors by adapting to dynamic energy market conditions in connection with the deployment of electricity and improving the value of energy storage over the course of their FTM system’s lifetime.
Since our inception in 2009, we have engaged in developing and marketing Athena’s software enabled services, raising capital, and recruiting personnel. We have incurred net operating losses and negative cash flows from operations each year since our inception. We have financed our operations primarily through the issuance of convertible preferred stock, debt financing, and cash flows from customers.
Our total revenue grew from $4.4 million for the three months ended June 30, 2020 to $19.3 million for the three months ended June 30, 2021. For the three months ended June 30, 2021 and 2020, we incurred net losses of $100.2 million and $19.0 million, respectively. Our total revenue grew from $8.5 million for the six months ended June 30, 2020 to $34.8 million for the six months ended June 30, 2021. For the six months ended June 30, 2021 and 2020, we incurred net losses of $182.8 million and $36.5 million, respectively. As of June 30, 2021, we had an accumulated deficit of $590.6 million.

We expect that our sales and marketing, research and development, regulatory and other expenses will continue to increase as we expand our marketing efforts to increase sales of our solutions, expand existing relationships with our customers, and obtain regulatory clearances or approvals for future product enhancements. In addition, we expect our general and administrative costs and expenses to increase due to the additional costs associated with scaling our business operations as well as being a public company, including legal, accounting, insurance, exchange listing and SEC compliance, investor relations and other costs and expenses.
Some Key Factors, Trends and Risks Affecting our Business
We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including but not limited to:
Decline in Lithium-Ion Battery Costs
Our revenue growth is directly tied to the continued adoption of energy storage systems by our customers. The cost of lithium ion energy storage hardware has declined significantly in the last decade and has resulted in a large addressable market today. The market for energy storage is rapidly evolving, and while we believe costs will continue to decline, there is no guarantee. If costs do not continue to decline, or do not decline as quickly as we anticipate, this could adversely affect our ability to increase our revenue and grow our business.
Increase in Deployment of Renewables
Deployment of intermittent resources has accelerated over the last decade, and today, wind and solar have become a low cost fuel source. We expect the cost of generating renewable energy to continue to decline and deployments of energy storage systems to increase. As renewable energy sources of energy production are expected to represent a larger proportion of energy generation, grid instability rises due to their intermittency, which can be addressed by energy storage solutions.
Competition
We are currently a market leader in terms of capacity of energy storage under management. We intend to expand our market share over time by leveraging the network effect of Athena’s AI infrastructure. Existing competitors may expand their product offerings and sales strategies, and new competitors may enter the market. Furthermore, our competitors include other types of software providers and some hardware manufacturers that offer software solutions. If our market share declines due to increased competition, our revenue and ability to generate profits in the future may be adversely affected.
Government Regulation and Compliance
Although we are not regulated as a utility, the market for our product and services is heavily influenced by federal, state, and local government statutes and regulations concerning electricity. These statutes and regulations affect electricity pricing, net metering, incentives, taxation, competition with utilities, and the interconnection of customer-owned electricity generation. In the United States and internationally, governments continuously modify these statutes and regulations and acting through state utility or public service commissions, regularly change and adopt different rates for commercial customers. These changes can positively or negatively affect our ability to deliver cost savings to customers.
Impact of COVID-19

In March 2020, the World Health Organization declared the outbreak of the novel coronavirus disease (“COVID-19”) as a pandemic, adversely impacting global commercial activity and greatly disrupting supply chains and the manufacturing, delivery and installation of energy storage systems worldwide. As a result, we adjusted certain aspects of our operations to protect our employees and customers while still meeting customers’ needs for vital technology. Government and business responses to COVID-19, along with the rise of the COVID-19 Delta variant and resurgence of related disruptions, could have a continued material adverse impact on economic and market conditions and trigger a period of continued global economic slowdown. The continued uncertainty and fluidity of this situation precludes any predication as to the extent and duration of the economic impact of COVID-19. Government and business responses to COVID-19 and the Delta variant therefore present material uncertainty and risk with respect to the Company and its performance and could materially and adversely affect our business, financial condition, and results of operations.

In particular, we cannot predict the full impact the pandemic will have on the demand for our services, our sales cycles or installation timelines, the collections of accounts receivable, or spending by new customers. Furthermore, we cannot predict whether the pandemic will cause further customers to go out of business or continue to limit the ability of our direct sales force to travel to existing or potential customers, all of which could adversely affect our business, financial condition and results of operations. In addition, if supply chains become significantly disrupted due to additional outbreaks of the COVID-19 virus and the Delta variant or otherwise, or government and business responses including implementation of stringent health and safety guidelines, our ability to install and service energy systems could become adversely impacted.
Non-GAAP Financial Measures

In addition to our results determined in accordance with GAAP, we use Adjusted EBITDA and non-GAAP gross margin, which are non-GAAP financial measures, for financial and operational decision making and as a means to evaluate our operating performance and future prospects, develop internal budgets and financial goals, and to facilitate period-to-period comparisons. Our management believes that these non-GAAP financial measures provide meaningful supplemental information regarding our performance and liquidity by excluding certain expenses and expenditures that may not be indicative of our operating performance, such as stock-based compensation and other non-cash charges, as well as discrete cash charges that are infrequent in nature. We believe that both management and investors benefit from referring to these non-GAAP financial measures in assessing our performance and when planning, forecasting, and analyzing future periods. These non-GAAP financial measures also facilitate management’s internal comparisons to our historical performance and liquidity as well as comparisons to our competitors’ operating results. We believe these non-GAAP financial measures are useful to investors both because they (1) allow for greater transparency with respect to key metrics used by management in its financial and operational decision making and (2) are used by our institutional investors and the analyst community to help them analyze the health of our business.
Non-GAAP gross margin

We define non-GAAP gross margin as gross margin excluding amortization of capitalized software, impairments related to decommissioning of end-of-life systems, and certain operating expenses including communication and cloud services expenditures reclassified to cost of revenue.
The following table provides a reconciliation of gross margin (GAAP) to non-GAAP gross margin ($ in millions):

	Three Months Ended June 30,
	2021	2020
Revenue	$19.3	$4.4
Cost of revenue	(19.4)	(6.1)
Gross Margin (GAAP)	(0.1)	(1.7)
Gross Margin % (GAAP)	(1)%	(40)%

Adjustments to Gross Margin:
Amortization of Capitalized Software	1.3	0.9
Impairments	0.3	1.1
Other Adjustments (1)	0.6	(0.1)
Non-GAAP Gross Margin	$2.1	$0.2
Non-GAAP Gross Margin %	11%	5%
(1) Consists of certain operating expenses classified to cost of revenue for accounting purposes.

Adjusted EBITDA

We believe that Adjusted EBITDA is useful for investors to use in comparing our financial performance with the performance of other companies for the following reasons:

● Adjusted EBITDA is widely used by investors and securities analysts to measure a company’s operating performance without regard to items such as stock-based compensation expense, depreciation and interest expense, which can vary substantially from company to company depending upon their financing and capital structures, and the method by which assets were acquired; and

● Adjusted EBITDA provides consistency and comparability with our past financial performance, and facilitates comparisons with other companies, many of which use similar non-GAAP financial measures to supplement their GAAP results.

Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider this measure in isolation or as a substitute for analysis of our financial results as reported under GAAP. Some of these limitations are as follows:

● Although depreciation expense is a non-cash charge, the assets being depreciated may have to be replaced in the future. Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

● Adjusted EBITDA excludes stock-based compensation expense, which has been, and will continue to be for the foreseeable future, a significant recurring expense for our business and an important part of our compensation strategy;

● Adjusted EBITDA does not reflect: (1) changes in, or cash requirements for, our working capital needs; (2) interest expense, or the cash requirements necessary to service interest or principal payments on our debt, which reduces cash available to us; or (3) tax payments that may represent a reduction in cash available to us; and

● The expenses and other items that we exclude in our calculation of Adjusted EBITDA may differ from the expenses and other items, if any, that other companies may exclude from Adjusted EBITDA when they report their operating results.

Because of these limitations, Adjusted EBITDA should be considered along with other operating and financial performance measures presented in accordance with GAAP.

We define Adjusted EBITDA as net loss before depreciation and amortization, including amortization of internally developed software, net interest expense, further adjusted to exclude stock-based compensation and other income and expense items, including the change in fair value of warrants and embedded derivatives, vesting of warrants and loss on extinguishment of debt.

The following table provides a reconciliation of net loss to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Net loss	$(100,216)	$(18,981)	$(182,769)	$(36,452)
Adjusted to exclude the following:
Depreciation and amortization	5,236	3,924	10,315	7,918
Interest expense	3,929	5,192	10,162	9,561
Loss on extinguishment of debt	5,064	—	5,064	—
Stock-based compensation	1,024	476	1,784	932
Vesting of warrants	9,184	—	9,184	—
Change in fair value of warrants and embedded derivative	67,179	1,918	133,577	909
Provision for income taxes	—	—	—	—
Adjusted EBITDA	$(8,600)	$(7,471)	$(12,683)	$(17,132)

Key Metrics

The following table presents our key metrics:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Key Financial Metrics:
Revenue	$19,337	$4,379	$34,758	$8,489
Gross Margin (GAAP)	(127)	$(1,745)	$(243)	$(3,131)
Non-GAAP Gross Margin	2,118	$150	$5,054	$297
Net loss	(100,216)	$(18,981)	$(182,769)	$(36,452)
Adjusted EBITDA	(8,600)	$(7,471)	$(12,683)	$(17,132)

Key Operating Metrics:
12-Month Pipeline (in billions)	$1.7	**	*	**
Bookings (in millions)	45.1	37.9	95.9	57.7
Contracted Backlog (in millioms)	249.7	**	*	**
Contracted AUM (in millions)	1.2	0.5	*	**
* at period end
** not available
Bookings
Due to the long-term nature of our contracts, bookings are a key metric that allows us to understand and evaluate the growth of our Company and our estimated future revenue related to customer contracts for our energy optimization services and transfer of energy storage systems. Bookings represents the accumulated value at a point in time of contracts that have been executed under both our host customer and partnership sales models.

For host customer sales, bookings represent the expected consideration from energy optimization services contracts, including estimated incentive payments that are earned by the host customer from utility companies in relation to the services provided by us and assigned by the host customer to us. For host customer sales, there are no differences between bookings and remaining performance obligations at any point in time.

For partnership sales, bookings are the sum of the expected consideration to be received from the transfer of hardware and energy optimization services (excluding any potential revenues from market participation). For partnership sales, even though we have secured an executed contract with estimated timing of project delivery and installation from the customer, we do not consider it a contract in accordance with ASC 606 or a remaining performance obligation until the customer has placed a binding purchase order. A signed customer contract is considered a booking as this indicates the customer has agreed to place a purchase order in the foreseeable future, which typically occurs within three (3) months of contract execution. However, executed customer contracts, without binding purchase orders, are cancellable without penalty by either party.

For partnership sales, once a purchase order has been executed, the booking is considered to be a contract in accordance with ASC 606, and therefore, gives rise to a remaining performance obligation as we have an obligation to transfer hardware and energy optimization services in our partnership agreements. We also have the contractual right to receive consideration for our performance obligations.

The accounting policy and timing of revenue recognition for host customer contracts and partnership arrangements that qualify as contracts with customers under ASC 606, are described within Note 3 of the notes to our annual Financial Statements.
Adjusted EBITDA

We calculate Adjusted EBITDA as net loss before net interest expense, income tax provision and depreciation and amortization, including amortization of internally developed software, further adjusted to exclude stock-based compensation and other income and expense items, including the change in fair value of warrants and embedded derivatives, vesting of warrants and loss on extinguishment of debt. See description of Adjusted EBITDA in Non-GAAP Financial Measures above.
Components of Our Results of Operations
Revenue
We generate service revenue and hardware revenue. Service revenue is generated through arrangements with host customers to provide energy optimization services using our proprietary cloud-based software platform coupled with a dedicated energy storage system owned and controlled by us throughout the term of the contract. Fees charged to customers for energy optimization services generally consist of recurring fixed monthly payments throughout the term of the contract and in some arrangements, an installation and/or upfront fee component. We may also receive incentives from utility companies in relation to the sale of our services.

We generate hardware revenue through partnership arrangements consisting of promises to sell an energy storage system to a solar plus storage project developers. Performance obligations are satisfied when the energy storage system along with all ancillary hardware components are delivered. The milestone payments received before the delivery of hardware is treated as deferred revenue. We separately generate services revenue through partnership arrangements by providing energy optimization services after the developer completes the installation of the project.
Cost of Revenue
Cost of hardware revenue includes the cost of the hardware, which generally includes the cost of the hardware purchased from a manufacturer, shipping, delivery, and other costs required to fulfill our obligation to deliver the energy storage system to the customer location. Cost of revenue may also include any impairment of energy storage systems held in our inventory for sale to our customer. Cost of hardware revenue related to the sale of energy storage systems is recognized when the delivery of the product is completed.

Cost of service revenue includes depreciation of the cost of energy storage systems we own under long-term customer contracts, which includes capitalized fulfillment costs, such as installation services, permitting and other related costs. Cost of revenue may also include any impairment of inventory and energy storage systems, along with system maintenance costs associated with the ongoing services provided to customers. Costs of revenue are recognized as energy optimization and other supporting services are provided to our customers throughout the term of the contract.

Gross Margin
Our gross margin fluctuates significantly from quarter to quarter. Gross margin, calculated as revenue less costs of revenue, has been, and will continue to be, affected by various factors, including fluctuations in the amount and mix of revenue and the amount and timing of investments to expand our customer base. We hope to increase both our gross margin in absolute dollars and as a percentage of revenue through enhanced operational efficiency and economies of scale.
Operating Expenses
Sales and Marketing
Sales and marketing expense consists of payroll and other related personnel costs, including salaries, stock-based compensation, employee benefits, and travel for our sales and marketing personnel. In addition, sales and marketing expense includes trade show costs, amortization of intangibles and others expenses. We expect to increase selling and marketing expense to support the overall growth in our business.

Research and development
Research and development expense consists primarily of payroll and other related personnel costs for engineers and third parties engaged in the design and development of products, third-party software and technologies, including salaries, bonus and stock-based compensation expense, project material costs, services and depreciation. We expect research and development expense to increase in future periods to support our growth, including continuing to invest in optimization, accuracy and reliability of our platform and other technology improvements to support and drive efficiency in our operations. These expenses may vary from period to period as a percentage of revenue, depending primarily upon when we choose to make more significant investments.
General and Administrative Expense
General and administrative expense consists of payroll and other related personnel costs, including salaries, stock-based compensation, employee benefits and expenses for executive management, legal, finance and other costs. In addition, general and administrative expense includes fees for professional services and occupancy costs. We expect our general and administrative expense to increase as we scale up headcount with the growth of our business, and as a result of operating as a public company, including compliance with the rules and regulations of the SEC, legal, audit, additional insurance expenses, investor relations activities, and other administrative and professional services.
Other Income (Expense), Net
Interest Expense
Interest expense consists primarily of interest on our outstanding borrowings under our outstanding notes payable, convertible promissory notes, and financing obligations and accretion on our asset retirement obligations.
Loss on Extinguishment of Debt
Loss on extinguishment of debt consists of penalties incurred in relation to the prepayment of our outstanding borrowings under our outstanding notes payable and the write-off of any unamortized debt issuance costs associated with such notes.
Change in Fair Value of Warrants and Embedded Derivatives
Change in fair value of warrants and embedded derivatives is related to the revaluation of our outstanding convertible preferred stock warrant liabilities and embedded derivatives related to the redemption features associated with our convertible notes at each reporting date.
Other Expenses, Net
Other expenses, net consists primarily of income from equity investments and foreign exchange gains or losses.

Results of Operations for the Three Months Ended June 30, 2021 and 2020

	Three Months Ended June 30,		$ Change	% Change
	2021	2020
	(In thousands, except percentage)
Revenue
Service revenue	$5,153	$3,670	$1,483	40%
Hardware revenue	14,184	709	13,475	*
Total revenue	19,337	4,379	14,958	342%
Cost of revenue
Cost of service revenue	5,809	5,510	299	5%
Cost of hardware revenue	13,655	614	13,041	*
Total cost of revenue	19,464	6,124	13,340	218%
Gross margin	(127)	(1,745)	1,618	(93)%
Operating expenses:
Sales and marketing	3,913	4,242	(329)	(8)%
Research and development	4,827	3,619	1,208	33%
General and administrative	15,014	2,404	12,610	525%
Total operating expenses	23,754	10,265	13,489	131%
Loss from operations	(23,881)	(12,010)	(11,871)	99%
Other income (expense), net:
Interest expense	(3,929)	(5,192)	1,263	(24)%
Loss on extinguishment of debt	(5,064)	—	(5,064)	*
Change in fair value of warrants and embedded derivative	(67,179)	(1,918)	(65,261)	*
Other expenses, net	(163)	139	(302)	(217)%
Total other income (expense)	(76,335)	(6,971)	(69,364)	*
Loss before income taxes	(100,216)	(18,981)	(81,235)	428%
Income tax expense	—	—	—	—%
Net loss	$(100,216)	$(18,981)	$(81,235)	428%
*Not meaningful

Revenue
Revenue increased by $15.0 million, or 342%, for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020. The increase was primarily driven by a $13.5 million increase in hardware revenue due to increase in demand for systems related to FTM partnership agreements. Services revenue increased by $1.5 million primarily due to continued growth in host customers arrangements and partnership revenue related to services provided.
Cost of Revenue
Cost of revenue increased by $13.3 million, or 218%, for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020. The increase was primarily driven by an increase of cost of hardware sales of $13.0 million in line with the increase in hardware revenue and an increase of $0.3 million in cost of service revenue associated with growth in service revenue.

Operating Expenses
Sales and Marketing
Sales and marketing expense decreased by $0.3 million, or 8%, for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020. The decrease was primarily due to lower marketing expense by $0.2 million compared to to 2020 during which educational material to sell, model and deploy energy storage systems was created, An increase in capitalized commissions in 2021 by $0.1 million due to higher volume of sales in 2021 added to the variance..
Research and Development
Research and development expense increased by $1.2 million, or 33%, for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020. The increase was primarily due to higher personnel related costs as a result of higher headcount to support the growth of our operations.
General and Administrative
General and administrative expense increased by $12.6, or 525% for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase was primarily driven by an increase of $10.1 million in professional and legal services, an increase of $1.1 million in insurance and office related expenses, an increase of $0.9 million in personnel related costs due to increase in headcount and an increase of $0.5 million in stock-based compensation as a result of additional options to purchase our common stock granted to certain executives and other key employees.

Other Income (Expense), Net
Interest Expense
Interest expense increased by $1.3 million, or 24%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. an The increase was partially offset by a decrease of $1.3 million in interest expense due to the repayment of notes payable in 2021.
Loss on Extinguishment of Debt
Loss on extinguishment of debt increased by $5.1 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase was driven by payment of a $4.0 million penalty on debt extinguishment and the write-off of $1.1 million of unamortized debt issuance costs upon the conversion of our Series D convertible notes in relation to the Merger.
Change in Fair Value of Warrants and Embedded Derivative
Change in fair value of warrants and embedded derivative increased by a $65.3 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. This increase was due to the increase in the fair value of warrant liabilities in 2021.
Other Expenses, Net
Other expenses, net increased by $0.3 million, or 217%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The net increase was primarily driven by foreign exchange losses realized in the period related to operations in Canada.

Results of Operations for the Six Months Ended June 30, 2021 and 2020

	Six Months Ended June 30,		$ Change	% Change
	2021	2020
	(In thousands, except percentage)
Revenue
Service revenue	$10,035	$7,062	$2,973	42%
Hardware revenue	24,723	1,427	23,296	*
Total revenue	34,758	8,489	26,269	309%
Cost of revenue
Cost of service revenue	12,715	10,255	2,460	24%
Cost of hardware revenue	22,286	1,365	20,921	*
Total cost of revenue	35,001	11,620	23,381	201%
Gross margin	(243)	(3,131)	2,888	(92)%
Operating expenses:
Sales and marketing	6,580	8,646	(2,066)	(24)%
Research and development	9,234	7,032	2,202	31%
General and administrative	17,706	5,383	12,323	229%
Total operating expenses	33,520	21,061	12,459	59%
Loss from operations	(33,763)	(24,192)	(9,571)	40%
Other income (expense), net:
Interest expense	(10,162)	(9,561)	(601)	6%
Loss on extinguishment of debt	(5,064)	—	(5,064)	*
Change in fair value of warrants and embedded derivative	(133,577)	(909)	(132,668)	*
Other expenses, net	(203)	(1,790)	1,587	(89)%
Total other income (expense)	(149,006)	(12,260)	(136,746)	*
Loss before income taxes	(182,769)	(36,452)	(146,317)	401%
Income tax expense	—	—	—
Net loss	$(182,769)	$(36,452)	$(146,317)	401%
*Not meaningful

Revenue
Revenue increased by $26.3 million, or 309%, for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020. The increase was primarily driven by a $23.3 million increase in hardware revenue as our sales of standalone systems related to FTM partnership agreements continue to grow. Services revenue increased by $3.0 million primarily due to continued growth in host customers arrangements and partnership revenue related to services provided.
Cost of Revenue
Cost of revenue increased by $23.4 million, or 201%, for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020. The increase was primarily driven by an increase of cost of hardware sales of $20.9 million in line with the increase in hardware revenue and an increase of $2.5 million in cost of service revenue associated with growth in service revenue.

Operating Expenses
Sales and Marketing
Sales and marketing expense decreased by $2.1 million, or 24%, for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020. The decrease was primarily due to a decrease of $0.8 million in personnel related costs as a result of turnover in the period, a decrease of $0.6 million in commission expenses as a result of a change in our commission plan structure, and a $0.2 million increase in capitalized commissions. Higher costs in marketing consulting expense by $0.5 million in 2020 compared to 2021.
Research and Development
Research and development expense increased by $2.2 million, or 31%, for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020. The increase was primarily due to an increase of $3.6 million in personnel related costs as a result of increased headcount, which was partially offset by an increase of $1.4 million in capitalized software development costs.
General and Administrative
General and administrative expense increased by $12.3 million, or 229%, for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020. The increase was primarily driven by $9.1 million of warrants issued for services in April 2021, an increase of $1.5 million in professional and legal services, an increase of $1.0 million in insurance related expenses, and an increase of $0.7 million in personnel-related costs due to higher headcount.

Other Income (Expense), Net
Interest Expense
Interest expense increased by $0.6 million, or 6%, for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020. An increase of $0.6 million in interest expense mainly from the issuance of Series D convertible notes from October 2020 through January 2021.
Loss on Extinguishment of Debt
Loss on extinguishment of debt increased by $5.1 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase was driven by payment of a $4.0 million penalty on debt extinguishment and the write-off of $1.1 million of unamortized debt issuance costs upon the conversion of our Series D convertible notes in relation to the Merger.
Change in Fair Value of Warrants and Embedded Derivative
Change in fair value of warrants and embedded derivative increased by $132.7 million for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020. This increase was due to the increase in the fair value of warrant liabilities in 2021.
Other Expenses, Net
Other expenses, net decreased by $1.6 million, or 89%, for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020. The net decrease was primarily driven by $1.2 million in legal settlement and late fees incurred in the six months ended June 30, 2021 and a $0.4 million decrease in foreign exchange losses realized in the period related to operations in Canada.

Liquidity and Capital Resources
Sources of liquidity
Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations, including working capital needs, debt service, acquisitions, contractual obligations and other commitments. We assess liquidity in terms of our cash flows from operations and their sufficiency to fund our operating and investing activities. To meet our payment service obligations we must have sufficient liquid assets and be able to move funds on a timely basis.

As of June 30, 2021, our principal source of liquidity is cash generated from financing activities. Cash generated from financing activities through June 30, 2021 primarily includes proceeds from the Merger that provided us with approximately $550.3 million, net of fees and expenses, sales of convertible preferred stock, proceeds from convertible notes, and proceeds from our various borrowings. In connection with the Merger, the convertible notes and related accrued interest converted to equity and we paid in full all other outstanding debt except the 2021 Credit Agreement described below. We believe that our cash position is sufficient to meet our capital and liquidity requirements for at least the next 12 months after the date that the condensed consolidated financial statements are available to be issued and thereafter for the foreseeable future; therefore, there is not substantial doubt about the Company’s ability to continue as a going concern.

Our business prospects are subject to risks, expenses and uncertainties frequently encountered by companies in the early stages of commercial operations. The attainment of profitable operations is dependent upon future events, including obtaining adequate financing to complete our development activities, obtaining adequate supplier relationships, building our customer base, successfully executing our business and marketing strategy and hiring appropriate personnel. Failure to generate sufficient revenues, achieve planned gross margins and operating profitability, control operating costs, or secure additional funding may require us to modify, delay, or abandon some of our planned future expansion or development, or to otherwise enact operating cost reductions available to management, which could have a material adverse effect on our business, operating results, financial condition and ability to achieve our intended business objectives.

In the future, we may be required to obtain additional equity or debt financing in order to support our continued capital expenditures and operations. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies, this could reduce our ability to compete successfully and harm our business, growth and results of operations.

The Company’s long-term liquidity requirements primarily are linked to the continued extension of the Athena platform and the use of our balance sheet to improve the terms and conditions associated with the purchase of energy storage systems from our hardware vendors. While we have plans to potentially expand our geographical footprint beyond our current partnerships and enter into joint ventures, those are not required initiatives to achieve our plan.

In addition to the foregoing, based on our current assessment, we do not expect any material adverse effect on our long-term liquidity due to the COVID-19 pandemic or government responses thereto. However, we will continue to assess these effects to our operations. The extent to which the COVID-19 pandemic and government and business responses thereto will affect our business and operations will continue to depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, any restrictions on the ability of hospitals and trial sites to conduct trials that are not designed to address the COVID-19 pandemic and the perceived effectiveness of actions taken in the United States and other countries to contain and treat the disease. While the potential economic impact brought by COVID-19 and government and business responses may be difficult to assess or predict, a widespread pandemic and government and business responses could result in significant disruption of global financial markets, reducing our ability to access capital in the future. In addition, a recession or long-term market correction resulting from the spread of COVID-19 or government and business responses could materially affect our business and the value of our common stock.

Financing Obligations

We have entered into arrangements wherein we finance the cost of energy storage systems via special purpose entities (“SPE”) we establish with outside investors. These SPEs are not consolidated into our financial statements, but are accounted for as equity method investments. Through the SPEs, the investors provide us upfront payments. Under these arrangements, the payment by the SPE to us is accounted for as a borrowing by recording the proceeds received as a financing obligation. The financing obligation is repaid with the future customer payments and incentives received. A portion of the amounts paid to the SPE is allocated to interest expense using the effective interest rate method.

Furthermore, we continue to account for the revenues from customer arrangements and incentives and all associated costs despite such systems being legally sold to the SPEs due to our significant continuing involvement in the operations of the energy storage systems.

The total financing obligation as of June 30, 2021 was $89.8 million, of which $15.3 million was classified as a current liability.
Notes Payable
Revolving Loan Due to SPE Member

In April 2017, we entered into a revolving loan agreement with an affiliate of a member of certain SPEs in which we have an ownership interest. The purpose of this revolving loan agreement is to finance the Company’s purchase of hardware for its various energy storage system projects. We have amended the loan from time to time as our business has grown, and as of the beginning of 2020, the agreement had a total revolving loan capacity of $45.0 million that bore fixed interest at 10% with a maturity date of June 2020.

In May 2020, concurrent with the 2020 Credit Agreement discussed below, we amended the facility to reduce the loan capacity to $35.0 million and extend the maturity date to May 2021. The amendment increased the fixed interest rate for any borrowings outstanding more than nine (9) months to 14% thereafter.

Additionally, under the original terms of the revolving loan agreement, we were able to finance 100% of the value of the hardware purchased up to the total loan capacity. The amendment reduced the advance rate to 85%, with an additional reduction to 70% in August 2020. We had $9.6 million outstanding under this revolving loan agreement as of March 31, 2021. In April 2021, we repaid the remaining outstanding balance in full.
Term Loan Due to SPE Member

In December 2018, we entered into a term loan in the amount of $13.3 million with an affiliate of a member of certain SPEs in which we have an ownership interest. As of the beginning of 2020, this term loan bore fixed interest of 12.5% on the outstanding principal balance with a final balloon payment of $3.0 million due at the maturity date of June 30, 2020. In May 2020, we repaid the remaining outstanding balance of $5.9 million with the proceeds received through the 2020 Credit Agreement discussed below.
Term Loan Due to Former Non-Controlling Interest Holder

In June 2018, we acquired the outstanding member interests of an entity we controlled for $8.1 million. We financed this acquisition by entering into a term loan agreement with the noncontrolling member bearing fixed interest of 18% (4.5% quarterly) on the outstanding principal balance. This loan requires fixed quarterly payments throughout the term of the loan, which will be paid in full by April 1, 2026. In May 2020, we amended the term loan and, using the proceeds from the 2020 Credit Agreement discussed below, prepaid $1.5 million of principal and interest on the note, of which $1.0 million was towards the outstanding principal balance, thereby reducing the fixed quarterly payment due to the lender. In relation to this amendment, we were required to issue warrants for 400,000 shares of common stock resulting in a discount to the term loan of $0.2 million. Such debt discount is amortized to earnings through interest expense over the expected life of the debt. In April 2021, we repaid the remaining outstanding balance in full.

2020 Credit Agreement

In May 2020, we entered into a credit agreement (“2020 Credit Agreement”) with a new lender that provided us with proceeds of $25.0 million that increased our access to working capital. The 2020 Credit Agreement has a maturity date of the earlier of (1) May 14, 2021, (2) the maturity date of the revolving loan agreement, or (3) the maturity date of the convertible promissory notes discussed below. The loan bears interest of 12% per annum, of which 8% is paid in cash and 4% is added back to principal of the loan balance every quarter. We used a portion of the proceeds towards payments associated with existing debt as previously discussed. In April 2021, we repaid the remaining outstanding balance in full.
2021 Credit Agreement

In January 2021, we entered into a non-recourse credit agreement to provide a total of $2.7 million towards the financing of certain energy storage systems that we own and operate. The credit agreement has a stated interest of 5.45% and a maturity date of June 2031. We received an advance under the credit agreement of $1.8 million in January 2021. The repayment of advances received under this credit agreement is determined by the lender based on the proceeds generated by us through the operation of the underlying energy storage systems. We have $1.8 million of outstanding borrowings under this credit agreement as of June 30, 2021.

Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2021	2020
OPERATING ACTIVITIES:
Net cash used in operating activities	$(41,833)	$(16,497)
Net cash used in investing activities	(8,596)	(10,183)
Net cash provided by financing activities	517,187	22,061
Effect of exchange rate changed on cash	438	(176)
Net increase (decrease) in cash and cash equivalents	$467,196	$(4,795)
Operating Activities
During the six months ended June 30, 2021, net cash used in operating activities was $41.8 million, primarily resulting from our operating loss of $182.8 million, adjusted for non-cash charges of $163.7 million and net cash outflows of $22.8 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization of $10.3 million, non-cash interest expense of $7.1 million, which includes interest expenses associated with debt issuance costs, stock-based compensation expense of $1.8 million, change in the fair value of warrant liability and embedded derivative of $133.6 million, impairment of energy storage systems of $1.3 million, and issuance of warrants for services of $9.2 million. The net cash inflow from changes in operating assets and liabilities was primarily driven by an increase in deferred revenue of $3.3 million and an increase in accounts payable and accrued expenses of $3.3 million, partially offset by an increase in inventory of $6.3 million, an increase in other assets of $16.9 million, an increase in accounts receivable of $4.2 million, and an increase in contract origination costs of $1.7 million.
During the six months ended June 30, 2020, net cash used in operating activities was $16.5 million, primarily resulting from our operating loss of $36.5 million, offset by non-cash charges of $15.8 million and net cash inflows of $4.2 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization of $7.9 million, non-cash interest expense of $4.6 million, which includes interest expenses associated with debt issuance costs, stock-based compensation expense of $0.9 million, change in the fair value of warrant liability and embedded derivative of $0.9 million, and impairment of energy storage systems of $0.9 million. The net cash inflow from changes in operating assets and liabilities was primarily driven by an increase in deferred revenue of $12.3 million, an increase in accounts payable and accrued expenses of $0.4 million, and a decrease in accounts receivable of $2.2 million, partially offset by increase in inventory of $6.3 million, an increase in contract origination costs of $1.4 million, and an increase in other assets of $2.7 million.

Investing Activities
During the six months ended June 30, 2021, net cash used for investing activities was $8.6 million, primarily consisting of $5.6 million in purchase of energy systems and $2.7 million in capital expenditures on internally-developed software.
During the six months ended June 30, 2020, net cash used for investing activities was $10.2 million, consisting of $7.6 million in purchase of energy systems and $2.6 million in capital expenditures on internally-developed software.
Financing Activities
During the six months ended June 30, 2021, net cash provided by financing activities was $517.2 million, primarily consisting of net proceeds from the Merger and PIPE financing of $550.3 million, proceeds from issuance of notes payable of $3.9 million, proceeds from financing obligations of $4.9 million, proceeds from exercise of stock options and warrants of $2.9 million, net proceeds from issuance of convertible promissory notes of $1.1 million, partially offset by repayment of notes payable and financing obligations of $41.4 million and $4.6 million, respectively.
During the six months ended June 30, 2020, net cash provided by financing activities was $22.1 million, primarily resulting from net proceeds from issuance of convertible notes of $14.1 million, net proceeds from issuance of notes payable of $23.5 million, proceeds from financing obligations of $8.4 million, partially offset by repayment of notes payable of $19.7 million and repayment of financing obligations of $4.3 million.

Contractual Obligations and Commitments
There have been no material changes to our contractual obligations described in our registration statement on Form S-1 as filed with the SEC on July 19, 2021.
Off-Balance Sheet Arrangements
We are not a party to any off-balance sheet arrangements, including guarantee contracts, retained or contingent interests, or unconsolidated variable interest entities that either have, or are reasonably likely to have, a current or future material effect on our consolidated financial statements.
Critical Accounting Policies and Estimates
A summary of our critical accounting policies and estimates is presented in our registration statement on Form S-1 filed with the SEC on July 19, 2021. Information with respect to changes in our critical accounting policies can be found in Note 2 of the Notes to the unaudited condensed consolidated financial statements in this report, which information is incorporated herein by reference..
Recent Accounting Pronouncements
Information with respect to recent accounting pronouncements may be found in Note 2 of the Notes to the unaudited condensed consolidated financial statements in this report, which information is incorporated herein by reference.

Special Note Regarding Forward-Looking Statements
This second-quarter 2021 Form 10-Q, as well as other statements we make, contains “forward-looking statements” within the meaning of the federal securities laws, which include any statements that are not historical facts. Such statements often contain words such as “expect,” “may,” “can,” “believe,” “predict,” “plan,” “potential,” “projected,” “projections,” “forecast,” “estimate,” “intend,” “anticipate,” “ambition,” “goal,” “target,” “think,” “should,” “could,” “would,” “will,” “hope” “see,” “likely,” and other similar words.

Forward-looking statements address matters that are, to varying degrees, uncertain, such as statements about the reduction of greenhouse gas (“GHG”) emissions; the integration and optimization of energy resources; the business strategies of Stem and those of its customers; the global commitment to decarbonization; our ability to retain or upgrade current customers, further penetrate existing markets or expand into new markets; our ability to manage our supply chains and distribution channels and the impact of natural disasters and other events beyond our control, such as the COVID-19 pandemic and the Delta variant, and government and business responses thereto; and future results of operations. Such forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These forward-looking statements are based upon assumptions and estimates that, while considered reasonable by Stem and its management, depend upon inherently uncertain factors and risks that may cause actual results to differ materially from current expectations, including our inability to help reduce GHG emissions; our inability to seamlessly integrate and optimize energy resources; our inability to achieve our financial and performance targets and other forecasts and expectations; our inability to recognize the anticipated benefits of our recent business combination with Star Peak Energy Transition Corp. (“Star Peak”); our ability to grow and manage growth profitably; risks relating to the development and performance of our energy storage systems and software-enabled services; the risk that the global commitment to decarbonization may not materialize as we predict, or even if it does, that we might not be able to benefit therefrom; our inability to retain or upgrade current customers, further penetrate existing markets or expand into new markets; our inability to secure sufficient inventory from our suppliers to meet customer demand, and provide us with contracted quantities of equipment; supply chain interruptions and manufacturing or delivery delays; disruptions in sales, production, service or other business activities; our inability to attract and retain qualified personnel; the risk that our business, financial condition and results of operations may be adversely affected by other political, economic, business and competitive factors; and other risks and uncertainties set forth in this Form 10-Q, the section entitled “Risk Factors” in the definitive proxy statement relating to the business combination filed by Star Peak on March 30, 2021, the Form 10-K/A filed by Star Peak with the SEC on April 26, 2021, and our Forms 8-K filed with or furnished to the SEC. If one or more of these or other risks or uncertainties materialize (or the consequences of any such development changes), or should our underlying assumptions prove incorrect, actual outcomes may vary materially from those reflected in our forward-looking statements. Statements in this second-quarter 2021 Form 10-Q are made as of August 11, 2021, and Stem disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

1. Disclosure Controls and Procedures

We maintain disclosure controls and procedures (Disclosure Controls) within the meaning of Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Our Disclosure Controls are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our Disclosure Controls, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily applied its judgment in evaluating and implementing possible controls and procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on the evaluation of our Disclosure Controls, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2021, our Disclosure Controls were not effective due to a material weakness in the Company’s internal control over financial reporting as disclosed below.

2. Material Weaknesses in Internal Control Over Financial Reporting

During the course of preparing our financial statements as of and for the year ended December 31, 2020, management identified certain deficiencies in our internal controls over financial reporting that management believes to be a material weaknesses. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

Specifically, the material weaknesses identified relate to (i) ineffective internal controls over accounting for complex and significant transactions, (ii) accounting for energy storage systems, deferred cost of goods sold and inventory, (iii) ineffective internal controls over review of the Company’s consolidated financial statements and related disclosures, (iv) a lack of formality in our internal control activities, especially related to management review-type controls, (v) ineffective internal controls over the review of certain revenue recognition calculations, and (vi) ineffective internal controls over the review of internal-use capitalized software calculations. With respect to accounting for complex and significant transactions, deficiencies exist in our process for ensuring the completeness of information utilized in various technical accounting analyses and, in certain instances, the proper application of the relevant accounting literature, including the determination of the appropriate valuation methodology. These deficiencies could result in material adjustments for certain transactions, including interest capitalization and accounting for convertible notes, and accounting and valuation of embedded derivatives and warrant liabilities. With respect to energy storage systems, inventory and deferred cost of goods sold, we did not properly track inflows and outflows, including the valuation of energy storage systems, due in part to the systems that the Company used to track and value energy storage systems and inventory. With respect to a lack of formality in our control activities, we did not sufficiently establish formal policies and procedures to design effective controls, establish responsibilities to execute these policies and procedures and hold individuals accountable for performance of these responsibilities, including over review over revenue recognition and internal-use capitalized software calculations. We had multiple control deficiencies aggregating to a material weakness over ineffective control activities.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements or prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions, and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

3. Plan to Remediate Material Weaknesses in Internal Control Over Financial Reporting

The Company, with oversight of the Audit Committee of the Board, is devoting significant time, attention, and resources to remediating the above material weaknesses in our internal control over financing reporting. As of June 30, 2021, the Company had initiated the following steps intended to remediate the material weakness described above and strengthen our internal control over financial reporting:

•Develop and deliver internal controls training to executives, other management and finance/accounting resources. The training includes a review of management’s and individual roles and responsibilities related to internal controls;
•Hire, train and develop experienced accounting executives and personnel with a level of public accounting knowledge and experience in the application of US GAAP commensurate with our financial reporting requirements and the complexity of our operations and transactions. A portion of their job responsibilities is to perform reviews, reconciliations and other financial reporting monitoring controls.
•Establish and implement policies and practices for the attraction, development and retention of competent public accounting personnel in alignment with objectives.

We plan to continue to devote significant time and attention to remediate the above material weaknesses as soon as reasonably practicable. As we continue to evaluate our controls, we will make the necessary changes to improve our demonstration of commitment to attract, develop and retain competent individuals in alignment with objectives. We believe these actions will be sufficient to remediate the identified material weaknesses and strengthen our internal control over financial reporting; however, there can be no guarantee that such remediation will be sufficient. We will continue to evaluate the effectiveness of our controls and will make any further changes management determines appropriate.

Item 4. Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting that occurred during the quarter to which this report relates, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
ITEM 1. LEGAL PROCEEDINGS

The information with respect to this Item 1 is set forth under Note 13—Commitments and Contingencies, in the accompanying Consolidated Financial Statements.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Part 1, Item 1A, of our registration statement on Form S-1 filed with the SEC on July 19, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 30, 2021, the Company issued 4,683,349 shares of common stock (the “Exchange Shares”) to Star Peak Sponsor LLC, a Delaware limited liability company (“STPK Sponsor”), and Star Peak Sponsor Warrantco LLC, a Delaware limited liability company (together with STPK Sponsor, the “Sellers”). The issuance was pursuant to an Exchange Agreement dated as of June 25, 2021 by and among the Company and the Sellers (the “Exchange Agreement”). Pursuant to the Exchange Agreement and in consideration of the issuance to Sellers of the Exchange Shares, the Sellers exchanged 7,181,134 warrants originally issued to STPK Sponsor in a private placement that closed simultaneously with the initial public offering of the Company (f/k/a Star Peak Energy Transition Corp. The Exchange Shares were issued in reliance upon the exemption provided by Section 3(a)(9) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBIT INDEX

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation, dated April 28, 2021 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 4, 2021).
3.2	Second Amended and Restated by-Laws, dated April 28. 2021 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on May 4, 2021).
10.1*	Form of Stock Option Agreement under the Stem, Inc. 2021 Equity Incentive Plan (+)
10.2*	Form of Restricted Stock Unit Award Agreement under the Stem, Inc. 2021 Equity Incentive Plan (+)
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed herewith.
**	Furnished herewith.
+	Compensatory plans or arrangements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of San Francisco, State of California on August 11, 2021.

STEM, INC.

By:	/s/ William Bush
William Bush
Chief Financial Officer