Form 10-Q
period 2021-09-30
STEM, INC.
filed 2021-11-10
CIK 1758766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————————————
FORM 10-Q
—————————————————

☒	QUARTERLY QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Outstanding as of November 8, 2021
Common Stock, $0.0001 par value per share	144,489,164

The accompanying notes are an integral part of these condensed consolidated financial statements.

Part I. Financial Information
Item 1. Financial Statements (Unaudited)

STEM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share amounts)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$405,189	$6,942
Short-term investments	170,795	—
Accounts receivable, net	34,997	13,572
Inventory, net	24,200	20,843
Other current assets (includes $379 and $123 due from related parties as of September 30, 2021 and December 31, 2020, respectively)	16,496	7,920
Total current assets	651,677	49,277
Energy storage systems, net	114,149	123,703
Contract origination costs, net	11,665	10,404
Goodwill	1,741	1,739
Intangible assets, net	13,125	12,087
Operating leases right-of-use assets	13,894	358
Other noncurrent assets	18,716	8,282
Total assets	$824,967	$205,850
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$14,962	$13,749
Accrued liabilities	14,024	16,072
Accrued payroll	5,524	5,976
Notes payable, current portion	—	33,683
Convertible promissory notes (includes $— and $45,271 due to related parties as of September 30, 2021 and December 31, 2020, respectively)	—	67,590
Financing obligation, current	14,315	14,914
Deferred revenue, current	27,129	36,942
Other current liabilities (includes $692 and $399 due to related parties as of September 30, 2021 and December 31, 2020, respectively)	2,465	1,589
Total current liabilities	78,419	190,515
Deferred revenue, noncurrent	21,743	15,468
Asset retirement obligation	4,149	4,137
Notes payable, noncurrent	1,675	4,612
Financing obligation, noncurrent	75,384	73,128
Warrant liabilities	—	95,342
Lease liability, noncurrent	12,678	57
Total liabilities	194,048	383,259
Commitments and contingencies (Note 14)
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized as of September 30, 2021 and December 31, 2020, respectively; 0 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized as of September 30, 2021 and December 31, 2020; 144,285,959 and 40,202,785 issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	14	4
Additional paid-in capital	1,106,220	230,620
Accumulated other comprehensive loss	(317)	(192)
Accumulated deficit	(474,998)	(407,841)
Total stockholders’ equity (deficit)	630,919	(177,409)
Total liabilities and stockholders’ equity (deficit)	$824,967	$205,850
The accompanying notes are an integral part of these condensed consolidated financial statements.

STEM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
Services revenue	$4,947	$3,649	$14,982	$10,711
Hardware revenue	34,886	5,523	59,609	6,950
Total revenue	39,833	9,172	74,591	17,661
Cost of revenue
Cost of service revenue	6,639	5,828	19,354	16,083
Cost of hardware revenue	30,057	5,074	52,343	6,439
Total cost of revenue	36,696	10,902	71,697	22,522
Gross margin	3,137	(1,730)	2,894	(4,861)
Operating expenses:
Sales and marketing	4,975	3,053	11,555	11,699
Research and development	6,268	5,052	15,502	12,084
General and administrative	11,024	2,635	28,730	8,018
Total operating expenses	22,267	10,740	55,787	31,801
Loss from operations	(19,130)	(12,470)	(52,893)	(36,662)
Other income (expense), net:
Interest expense	(2,674)	(4,265)	(12,835)	(13,826)
Loss on extinguishment of debt	—	—	(5,064)	—
Change in fair value of warrants and embedded derivative	137,001	(2,096)	3,424	(3,005)
Other income (expenses), net	415	188	211	(1,602)
Total other income (expense)	134,742	(6,173)	(14,264)	(18,433)
Income (loss) before income taxes	115,612	(18,643)	(67,157)	(55,095)
Income tax expense	—	(142)	—	(142)
Net income (loss)	$115,612	$(18,785)	$(67,157)	$(55,237)

Net income (loss) per share attributable to common shareholders, basic	$0.85	$(0.47)	$(0.73)	$(1.61)
Net loss per share attributable to common shareholders, diluted	$(0.15)	$(0.47)	$(0.73)	$(1.61)

Weighted-average shares used in computing net income (loss) per share, basic	135,231,146	39,844,652	92,436,649	40,087,247
Weighted-average shares used in computing net loss per share, diluted	140,285,165	39,844,652	92,436,649	40,087,247

The accompanying notes are an integral part of these condensed consolidated financial statements.

STEM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$115,612	$(18,785)	$(67,157)	$(55,237)
Other comprehensive income (loss):
Unrealized loss on available-for-sale securities	(19)	—	(19)	—
Foreign currency translation adjustment	245	(283)	(106)	(41)
Total comprehensive income (loss)	$115,838	$(19,068)	$(67,282)	$(55,278)
The accompanying notes are an integral part of these condensed consolidated financial statements.

STEM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)
(in thousands, except share amounts)

	Convertible Preferred Stock		Series 1 Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	175,437,783	$220,563	2,961	$—	11,228,371	$—	$10,061	$(192)	$(407,841)	$(397,972)
Retroactive application of recapitalization (Note 1)	(175,437,783)	(220,563)	(2,961)	—	28,974,414	4	220,559	—	—	220,563
Adjusted balance, beginning of period	—	—	—	—	40,202,785	4	230,620	(192)	(407,841)	(177,409)
Issuance of beneficial conversion feature related to convertible notes (Note 8)	—	—	—	—	—	—	1,126	—	—	1,126
Stock option and stock warrant exercises	—	—	—	—	1,412,025	—	3,147	—	—	3,147
Stock-based compensation	—	—	—	—	—	—	784	—	—	784
Foreign currency translation adjustments	—	—	—	—	—	—	—	251	—	251
Net loss	—	—	—	—	—	—	—	—	(82,553)	(82,553)
Balance as of March 31, 2021	—	—	—	—	41,614,810	4	235,677	59	(490,394)	(254,654)
Merger and PIPE financing (Note 1)	—	—	—	—	70,428,326	7	247,011	—	—	247,018
Conversion of warrants into common stock upon Merger (Note 9)	—	—	—	—	2,759,970	—	60,568	—	—	60,568
Conversion of convertible notes into common stock upon Merger (Note 8)	—	—	—	—	10,921,548	1	77,747	—	—	77,748
Exchange of warrants into common stock (Note 9)	—	—	—	—	4,683,349	1	168,646	—	—	168,647
Issuance of common stock warrants for services (Note 9)	—	—	—	—	—	—	9,183	—	—	9,183
Stock option and stock warrant exercises	—	—	—	—	360,052	—	39	—	—	39
Stock-based compensation	—	—	—	—	—	—	1,047	—	—	1,047
Foreign currency translation adjustments	—	—	—	—	—	—	—	(602)	—	(602)
Net loss	—	—	—	—	—	—	—	—	(100,216)	(100,216)
Balance as of June 30, 2021	—	—	—	—	130,768,055	13	799,918	(543)	(590,610)	208,778
Public Warrant exercises (Note 9)	—	—	—	—	12,638,723	1	312,115	—	—	312,116
Stock option exercises	—	—	—	—	879,181	—	(12,552)	—	—	(12,552)
Stock-based compensation	—	—	—	—	—	—	6,739	—	—	6,739
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	(19)	—	(19)
Foreign currency translation adjustments	—	—	—	—	—	—	—	245	—	245
Net income	—	—	—	—	—	—	—	—	115,612	115,612
Balance as of September 30, 2021	—	$—	—	$—	144,285,959	$14	$1,106,220	$(317)	$(474,998)	$630,919
The accompanying notes are an integral part of these condensed consolidated financial statements.

	Convertible Preferred Stock		Series 1 Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	191,139,933	$231,129	2,961	$—	9,392,682	$—	$3,339	$54	$(259,054)	$(255,661)
Retroactive application of recapitalization (Note 1)	(191,139,933)	(231,129)	(2,961)	—	33,796,513	3	231,126	—	—	231,129
Adjusted balance, beginning of period	—	—	—	—	43,189,195	3	234,465	54	(259,054)	(24,532)
Effect of exchange transaction	—	—	—	—	(3,448,648)	—	(10,605)	—	7,337	(3,268)
Issuance of common stock upon exercise of stock options and warrants	—	—	—	—	15,457	—	21	—	—	21
Stock-based compensation	—	—	—	—	—	—	456	—	—	456
Foreign currency translation adjustments	—	—	—	—	—	—	—	451	—	451
Net loss	—	—	—	—	—	—	—	—	(17,471)	(17,471)
Balance as of March 31, 2020	—	—	—	—	39,756,004	3	224,337	505	(269,188)	(44,343)
Issuance of common and preferred stock upon exercise of stock options and warrants	—	—	—	—	—	—	168	—	—	168
Issuance of common stock upon exercise of stock options and warrants	—	—	—	—	87,942	—	4	—	—	4
Stock-based compensation	—	—	—	—	—	—	476	—	—	476
Foreign currency translation adjustments	—	—	—	—	—	—	—	(209)	—	(209)
Net loss	—	—	—	—	—	—	—	—	(18,981)	(18,981)
Balance as of June 30, 2020	—	—	—	—	39,843,946	3	224,985	296	(288,169)	(62,885)
Stock option and stock warrant exercises	—	—	—	—	4,621	1	4	—	—	5
Stock-based compensation	—	—	—	—	—	—	495	—	—	495
Foreign currency translation adjustments	—	—	—	—	—	—	—	(283)	—	(283)
Net loss	—	—	—	—	—	—	—	—	(18,785)	(18,785)
Balance as of September 30, 2020	—	$—	—	$—	39,848,567	$4	$225,484	$13	$(306,954)	$(81,453)
The accompanying notes are an integral part of these condensed consolidated financial statements.

STEM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2021	2020
OPERATING ACTIVITIES
Net loss	$(67,157)	$(55,237)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	15,620	13,769
Non-cash interest expense, including interest expenses associated with debt issuance costs	8,098	7,080
Stock-based compensation	7,983	1,427
Change in fair value of warrant liability and embedded derivative	(3,424)	3,005
Noncash lease expense	280	435
Accretion expense	174	188
Impairment of energy storage systems	2,200	—
Issuance of warrants for services	9,183	—
Net (accretion of discount) amortization of premium on investments	295	—
Other	—	9
Changes in operating assets and liabilities:
Accounts receivable	(21,383)	(6,039)
Inventory	(3,357)	(17,595)
Deferred costs with suppliers	—	2,751
Other assets	(18,060)	(105)
Contract origination costs	(1,853)	(2,135)
Accounts payable and accrued expenses	6,151	2,836
Deferred revenue	(3,538)	32,251
Lease liabilities	(331)	(475)
Other liabilities	99	(86)
Net cash used in operating activities	(69,020)	(17,921)
INVESTING ACTIVITIES
Purchase of available-for-sale investments	(171,109)	—
Purchase of energy storage systems	(6,173)	(4,121)
Capital expenditures on internally-developed software	(4,250)	(3,585)
Purchase of property and equipment	(525)	(13)
Net cash used in investing activities	(182,057)	(7,719)
FINANCING ACTIVITIES
Proceeds from exercise of stock options and warrants	148,322	30
Payments for taxes related to net share settlement of stock options	(12,622)	—
Net contributions from Merger and PIPE financing, net of transaction costs of $58,061	550,322	—
Proceeds from financing obligations	4,929	12,901
Repayment of financing obligations	(5,721)	(7,776)
Proceeds from issuance of convertible notes, net of issuance costs of $8 and $1,740 for the nine months ended September 30, 2021 and 2020, respectively	1,118	12,548
Proceeds from issuance of notes payable, net of issuance costs of $101 and $1,502 for the nine months ended September 30, 2021 and 2020, respectively	3,917	25,000
Repayment of notes payable	(41,446)	(21,660)
Net cash provided by financing activities	648,819	21,043
Effect of exchange rate changes on cash and cash equivalents	505	(349)
Net increase (decrease) in cash and cash equivalents	398,247	(4,946)
Cash and cash equivalents, beginning of period	6,942	12,889
Cash and cash equivalents, end of period	$405,189	$7,943
The accompanying notes are an integral part of these condensed consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$8,992	$6,446
NON-CASH INVESTING AND FINANCING ACTIVITIES
Change in asset retirement costs and asset retirement obligation	$162	$527
Exchange of warrants for common stock	$168,647	$—
Conversion of warrants upon merger	$60,568	$—
Conversion of convertible notes upon merger	$77,748	$—
Conversion of accrued interest into outstanding note payable	$337	$385
Right-of-use asset obtained in exchange for lease liability	$13,816	$—
Settlement of warrant liability into common stock due to exercise	$167,050	$—
Settlement of warrant liability into common stock due to redemption	$2,121	$—
Issuance of warrants upon debt modification	$—	$168
Stock-based compensation capitalized to internal-use software	$587	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.BUSINESS
Description of the Business
Stem, Inc. and its subsidiaries (together, “Stem” or the “Company”) is one of the largest digitally connected, intelligent energy storage networks, providing customers (i) with an energy storage system, sourced from leading, global battery original equipment manufacturers (“OEMs”), that the Company delivers through its partners, including solar project developers and engineering, procurement and construction firms and (ii) through its Athena® artificial intelligence (“AI”) platform (“Athena”), with ongoing software-enabled services to operate the energy storage systems for up to 20 years. In addition, in all the markets where the Company operates its customers’ systems, the Company has agreements to manage the energy storage systems using the Athena platform to participate in energy markets and to share the revenue from such market participation.

The Company delivers its battery hardware and software-enabled services through its Athena platform to its customers. The Company’s hardware and recurring software-enabled services mitigate customer energy costs through services such as time-of-use and demand charge management optimization and by aggregating the dispatch of energy through a network of virtual power plants. The resulting network created by the Company’s growing customer base increases grid resilience and reliability through the real-time processing of market-based demand cycles, energy prices and other factors in connection with the deployment of renewable energy resources to such customers. Additionally, the Company’s energy storage solutions support renewable energy generation by alleviating grid intermittency issues and thereby reducing customer dependence on traditional, fossil fuel resources. As of December 31, 2020, Athena has accumulated over 20 million runtime hours, which is equivalent to more than 2,200 years of operational experience, across hundreds of sites and customers in several utility territories across the U.S., Canada and Chile.

The Company operated as Rollins Road Acquisition Company (f/k/a Stem, Inc.) (“Legacy Stem”) prior to the Merger (as defined below). Stem, Inc. was incorporated on March 16, 2009 in the State of Delaware and is headquartered in San Francisco, California.
Star Peak Acquisition Corp. Merger

On December 3, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Star Peak Transition Corp. (“STPK,” prior to the closing of the Merger and “New Stem,” following the closing of the Merger), an entity listed on the New York Stock Exchange under the trade symbol “STPK”, and STPK Merger Sub Corp., a Delaware corporation and wholly owned subsidiary of STPK (“Merger Sub”), providing for, among other things, and subject to the conditions therein, the combination of the Company and STPK pursuant to the merger of Merger Sub with and into the Company with the Company continuing as the surviving entity (the “Merger”).

On April 28, 2021, shareholders of STPK approved the Merger, under which Stem received approximately $550.3 million, net of fees and expenses as follows (in thousands):

Recapitalization
Cash — STPK trust and working capital cash	$383,383
Cash — PIPE	225,000
Less: transaction costs and advisory fees paid	(58,061)
Merger and PIPE financing	$550,322

Immediately prior to the closing of the Merger, (i) all issued and outstanding shares of Legacy Stem preferred stock, par value $0.00001 per share (the “Legacy Stem Preferred Stock”), were converted into shares of Legacy Stem common stock, par value $0.000001 per share (the “Legacy Stem Common Stock”) in accordance with Legacy Stem’s amended and restated certificate of incorporation, (ii) all outstanding convertible promissory notes of Legacy Stem (the “Legacy Stem Convertible Notes”) were converted into Legacy Stem Preferred Stock in accordance with the terms of the Legacy Stem Convertible Notes and (iii) certain warrants issued by Legacy Stem to purchase Legacy Stem Common Stock and Legacy Stem Preferred Stock (the “Legacy Stem Warrants”) were exercised by holders into Legacy Stem Common Stock in accordance with the terms thereof. Upon the consummation of the Merger, each share of Legacy Stem common stock then issued and outstanding was canceled and converted into the right to receive shares of Class A common stock of Stem using an exchange ratio of 4.6432

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
In connection with the execution of the Merger Agreement, STPK entered into separate subscription agreements (each, a “Subscription Agreement”) with a number of investors (each a “Subscriber”), pursuant to which the Subscribers agreed to purchase, and STPK agreed to sell to the Subscribers, an aggregate of 22,500,000 shares of common stock (the “PIPE Shares”), for a purchase price of $10 per share and an aggregate purchase price of $225.0 million, in a private placement pursuant to the subscription agreements (the “PIPE”). The PIPE investment closed simultaneously with the consummation of the Merger. The Merger is accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, STPK was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Merger was treated as the equivalent of Stem issuing stock for the net assets of STPK, accompanied by a recapitalization. The net liabilities of STPK of $304.0 million, comprised primarily of the warrant liabilities associated with the Public and Private Placement Warrants discussed in Note 9, are stated at historical cost, with no goodwill or other intangible assets recorded.
Liquidity and Going Concern
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of the Regulation S-X, assuming the Company will continue as a going concern. As of September 30, 2021, the Company had cash and cash equivalents of $405.2 million, short-term investments of $170.8 million, an accumulated deficit of $475.0 million and net working capital of $573.3 million, with $14.3 million of financing obligation coming due within the next 12 months. During the nine months ended September 30, 2021, the Company incurred a net loss of $67.2 million and had negative cash flows from operating activities of $69.0 million. However, the Merger and the proceeds of $145.3 million from the exercise of Public Warrants (as described in Note 8 - Warrants), provided the Company with a significant amount of cash proceeds and, as such, the Company believes that its cash position is sufficient to meet capital and liquidity requirements for at least the next 12 months after the date that the financial statements are available to be issued.
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
COVID-19
The ongoing COVID-19 pandemic has resulted and may continue to result in widespread adverse impacts on the global and U.S. economies. Ongoing government and business responses to COVID-19, along with the COVID-19 Delta variant and resurgence of related disruptions, could have a continued material adverse effect on economic and market conditions and trigger a period of continued global and U.S. economic slowdown.

The Company’s industry is currently facing shortages and shipping delays affecting the supply of energy storage systems, batteries, modules and component parts for inverters and battery energy storage systems available for purchase. These shortages and delays can be attributed in part to the COVID-19 pandemic and resulting government action. While a majority of the Company’s suppliers have secured sufficient quantities to permit them to continue delivery and installing through the end of 2021, if these shortages and delays persist into 2022, they could adversely affect the timing of when energy storage systems can be delivered and installed and when the Company can begin to generate revenue from those systems. The Company cannot predict the full effect the COVID-19 pandemic will have on its business, cash flows, liquidity, financial condition and results of operations at this time due to numerous uncertainties. The Company will continue to monitor developments affecting its workforce, its customers and its business operations generally, and will take actions it determines are necessary in order to mitigate these effects.
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with GAAP for interim reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Accordingly, the condensed balance sheet at December 31, 2020 has been derived from the audited financial statements at that date, but certain notes or other information that are normally required by GAAP have been omitted if they substantially duplicate the disclosures contained in the Company’s annual audited consolidated financial statements. In the opinion of Stem management, all normal and recurring adjustments considered necessary for a fair statement of the results for the interim period presented have been included in the accompanying unaudited financial statements. The unaudited condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and consolidated variable interest entities (“VIEs”). All intercompany balances and transactions have been eliminated in consolidation. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2020. Operating results for the three and nine month period ended September 30, 2021 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2021 or for any other future interim period or year.
Use of Estimates
The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable. Actual results could differ from those estimates and such differences could be material to the financial position and results of operations.
Significant estimates and assumptions reflected in these unaudited condensed consolidated financial statements include, but are not limited to, depreciable life of energy systems; the amortization of financing obligations; deferred commissions and contract fulfillment costs; the valuation of energy storage systems, internally developed software, and asset retirement obligations; and the fair value of equity instruments, equity-based instruments, warrant liabilities and embedded derivatives.
Segment Information
Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is the CODM. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, management has determined that the Company operates as one operating segment that is focused exclusively on innovative technology services that transform the way energy is distributed and consumed. Net assets outside of the U.S. were less than 10% of total net assets as of September 30, 2021 and December 31, 2020.
Significant Customers
A significant customer represents 10% or more of the Company’s total revenue or accounts receivable, net balance at each reporting date. For each significant customer, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable are as follows:

	Accounts Receivable		Revenue		Revenue
	September 30,	December 31,	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020	2021	2020
Customers:
Customer A	*	30%	*	*	11%	*
Customer B	*	20%	*	*	*	*
Customer C	18%	17%	22%	*	12%	*
Customer D	*	*	*	*	13%	*
Customer H	12%	*	15%	32%	11%	17%
Customer I	12%	*	*	*	*	*
*Total less than 10% for the respective period

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Short-Term Investments
Investments with a maturity date greater than three months that the Company intends to convert to cash or cash equivalents within a year or less are classified as short-term investments in the Company’s condensed consolidated balance sheets. Additionally, in accordance with ASC 320, Investments - Debt Securities, the Company has classified all short-term investments as available-for-sale securities and changes in fair market value are reported in other comprehensive income (loss).

The Company’s utilizes its short-term investments as an alternative form of cash and, if the cash needs arise, could liquidate the investments at any point in time regardless of the contractual maturity of the investments. All of the Company’s investments are tradable on an active market and could be sold at fair value at any point in time.

Fair Value of Financial Instruments
Assets and liabilities recorded at fair value in the unaudited condensed consolidated financial statements are categorized based upon the level of judgment associated with the inputs used to measure their fair value. The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities).

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
Financial assets and liabilities held by the Company measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 include cash and cash equivalents, short-term investments and warrant liabilities.
Recently Adopted Accounting Standards
In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement. The amendments applicable to the Company on the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty should be prospectively applied in the initial fiscal year of adoption. All other amendments applicable to the Company should be applied retrospectively to all periods presented upon their effective date. The Company adopted ASU 2018-13 as of January 1, 2020. The Company’s disclosures related to its level 3 financial instruments were not materially impacted for the periods presented. See Note 5, Fair Value Measurements, for more information.

In August 2018, the FASB issued ASU 2018-15, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). The intent of this pronouncement is to align the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software as defined in ASC 350-40. Under ASU 2018-15, the capitalized

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
implementation costs related to a cloud computing arrangement will be amortized over the term of the arrangement and all capitalized implementation amounts will be required to be presented in the same line items of the financial statements as the related hosting fees. ASU 2018-15 is effective for public and private companies’ fiscal years beginning after December 15, 2019, and December 15, 2020, respectively, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2018-15 as of January 1, 2021. The adoption did not have a material effect on the Company’s unaudited condensed consolidated financial statements.
Recently Issued Accounting Standards
In June 2016, the FASB issued ASU 2016-13, Financial instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequent related ASUs, which amends the guidance on the impairment of financial instruments by requiring measurement and recognition of expected credit losses for financial assets held. This ASU is effective for public and private companies’ fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, and December 15, 2022, respectively. The Company expects to adopt ASU 2016-13 under the private company transition guidance beginning January 1, 2023 and is currently assessing the effect, if any, the guidance will have on the Company’s unaudited condensed consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 will be effective for public entities for interim and annual periods beginning after December 15, 2020, with early adoption permitted. ASU 2019-12 will be effective for private entities for annual periods beginning after December 15, 2021, and interim periods beginning after December 15, 2020, with early adoption permitted. The Company plans to adopt ASU 2019-12 for the fiscal year beginning January 1, 2022 and is currently assessing the effect, if any, the guidance will have on the Company's unaudited condensed consolidated financial statements.
3.REVENUE
The Company recognizes revenue through two types of arrangements with customers, host customer arrangements and partnership arrangements as described below.

Host Customer Arrangements

Host customer contracts are generally entered into with commercial entities that have traditionally relied on power supplied directly from the grid. Host customer arrangements consist of a promise to provide energy optimization services through the Company’s proprietary SaaS platform coupled with a dedicated energy storage system owned and controlled by the Company throughout the term of the contract. The host customer does not obtain legal title to, or ownership of the dedicated energy storage system at any point in time. The host customer is the end consumer of the energy that directly benefits from the energy optimization services provided by the Company. The term for the Company’s contracts with host customers generally ranges from 5 to 10 years, which may include certain renewal options to extend the initial contract term or certain termination options to reduce the initial contract term.
Although the Company installs an energy storage system at the host customer site in order to provide the energy optimization services, the Company directs how and for what purpose the asset is used through the operation of its SaaS platform and, as such, retains control of the energy storage system; therefore, the contract does not contain a lease. The Company determines the various energy optimization services provided throughout the term of the contract, which may include services such as remote monitoring, performance reporting, preventative maintenance and other ancillary services necessary for the safe and reliable operation of the energy storage system, are part of a combined output of energy optimization services and the Company provides a single distinct combined performance obligation representing a series of distinct days of services.
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

The Company transfers control of its energy optimization services to its customers continuously throughout the term of the contract (a stand-ready obligation) and revenue is recognized ratably as control of these services is transferred to its customers, in an amount that reflects the consideration the Company expects to be contractually entitled to in exchange for its services. Monthly incentive payments based on the performance of the energy storage system are allocated to the distinct month in which they are earned because the terms of the payments relate specifically to the outcome from transferring the distinct time increment (month) of service and because such amounts reflect the fees to which the Company expects to be entitled for providing energy optimization services each period, consistent with the allocation objective. Annual variable performance- based payments are estimated at the inception in the transaction price using the expected value method, which takes into consideration historical experience, current contractual requirements, specific known market events and forecasted energy storage system performance patterns, and the Company recognizes such payments ratably using a time-based measure of progress of days elapsed over the term of the contract to the extent that it is probable that a significant reversal of the cumulative revenue recognized will not occur in a future period. At the end of each reporting period, the Company reassesses its estimate of the transaction price. The Company does not begin recognition of revenue until the energy storage system is live (i.e., provision of energy optimization services has commenced) or, as it relates to incentive payments, when approval has been received from the utility company, if later.
Partnership Arrangements
Partnership arrangements consist of promises to transfer inventory in the form of an energy storage system to a “solar plus storage” project developer and separately provide energy optimization services as described previously to the ultimate owner of the project after the developer completes the installation of the project. Under partnership arrangements, the Company’s customer is the solar plus storage project developer. The customer obtains legal title to along with ownership and control of the inventory upon delivery and the customer is responsible for the installation of the project. Once installation of the project is complete, the owner of the solar plus storage project provides energy to the end consumer through a separate contractual arrangement directly with the end consumer. The term for the Company’s contracts with customers under partnership arrangements generally ranges from 10 to 20 years.
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
Disaggregation of Revenue
The following table provides information on the disaggregation of revenue as recorded in the consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Partnership hardware revenue	$34,886	$5,523	$59,609	$6,950
Partnership service revenue	33	—	112	—
Host customer service revenue	4,914	3,649	14,870	10,711
Total revenue	$39,833	$9,172	$74,591	$17,661
Remaining Performance Obligations
Remaining performance obligations represent contracted revenue that has not been recognized, which include contract liabilities (deferred revenue) and amounts that will be billed and recognized as revenue in future periods. As of September 30, 2021, the Company had $207.2 million of remaining performance obligations, and the approximate percentages expected to be recognized as revenue in the future are as follows (in thousands, except percentages):

	Total remaining performance obligations	Percent Expected to be Recognized as Revenue
		Less than one year	Two to five years	Greater than five years

Service revenue	$157,494	12%	48%	40%
Hardware revenue	49,738	100%	—%	—%
Total revenue	$207,232

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Contract Balances
Deferred revenue primarily includes cash received in advance of revenue recognition related to energy optimization services and incentives. The following table presents the changes in the deferred revenue balance during the nine months ended September 30, 2021 (in thousands):

Beginning balance as of January 1, 2021	$52,410
Upfront payments received from customers	36,652
Upfront or annual incentive payments received	4,575
Revenue recognized related to amounts that were included in beginning balance of deferred revenue	(32,139)
Revenue recognized related to deferred revenue generated during the period	(12,626)
Ending balance as of September 30, 2021	$48,872
4.SHORT-TERM INVESTMENTS
The following tables summarize the estimated fair value of the Company’s cash equivalents and debt securities and the gross unrealized holding gains and losses as of September 30, 2021 (in thousands):

	Amortized cost	Unrealized gain	Unrealized Loss	Estimated Fair Value
Assets
Cash equivalents:
Money market fund	$3,787	$—	$—	$3,787
Total cash equivalents	$3,787	$—	$—	$3,787
Debt securities:
Corporate debt securities	$34,378	$2	$(17)	$34,363
Commercial paper	$20,738	$2	$—	$20,740
U.S. government bonds	$80,845	$3	$(8)	$80,840
Certificate of deposits	$24,520	$3	$—	$24,523
Other	$10,333	$—	$(4)	$10,329
Total debt securities	$170,814	$10	$(29)	$170,795
Classified as:
Cash equivalents				$3,787
Short-term debt securities				$170,795
Long-term debt securities				$—
				$174,582

The Company periodically reviews the available-for-sale securities for other-than-temporary impairment loss. The Company considers factors such as the duration, severity and the reason for the decline in value, the potential recovery period and its intent to sell. For debt securities, it also considers whether (i) it is more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. During the nine months ended September 30, 2021, the Company did not recognize any other-than-temporary impairment losses. All securities with unrealized losses have been in a loss position for less than 12 months.
5.FAIR VALUE MEASUREMENTS
Fair value accounting is applied for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. At September 30, 2021 and December 31, 2020, the carrying amount of accounts receivable, other current assets, accounts payable, and accrued and other current liabilities approximated their estimated fair value due to their relatively short maturities. There were no assets or liabilities classified as Level 3 as of September 30, 2021.
The following table provides the financial instruments measured at fair value (in thousands):

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market fund	$3,787	$—	$—	$3,787
Debt securities
Corporate debt securities	—	34,363	—	34,363
Commercial paper	—	20,740	—	20,740
U.S. government bonds	—	80,840	—	80,840
Certificate of deposits	—	24,523	—	24,523
Other	—	10,329	—	10,329
Total financial assets	$3,787	$170,795	$—	$174,582

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market fund	$67	$—	$—	$67
Liabilities
Convertible preferred stock warrant liability	$—	$—	$95,342	$95,342
The Company’s money market funds are classified as Level 1 because they are valued using quoted market prices. The Company’s short-term investments consist of available-for-sale securities and are classified as Level 2 because their value is based on valuations using significant inputs derived from or corroborated by observable market data. The convertible preferred stock warrant liabilities are defined as Level 3 in the fair value hierarchy as the valuations are based on significant unobservable inputs, which reflect the Company’s own assumptions incorporated in valuation techniques used to determine fair value; further discussion of these assumptions is set forth below. There were no transfers into or out of Level 3 of the fair value hierarchy during the periods presented.
Convertible Preferred Stock Warrant Liabilities
As discussed in Note 9 - Warrants, upon effectiveness of the Merger, substantially all of the outstanding convertible preferred stock warrants were converted into shares of Class A common stock of Stem. As such, the associated warrant liability was reclassified to additional paid-in-capital upon the Merger and was no longer an outstanding Level 3 financial instrument as of September 30, 2021. The fair value of the convertible preferred stock warrants as of September 30, 2020 was determined using the Black-Scholes method as well as a discount for lack of marketability. Black-Scholes inputs used to value the warrants are based on information from purchase agreements and within valuation reports prepared by an independent third party for the Company. Inputs include exercise price, volatility, fair value of common or preferred stock, expected dividend rate and risk-free interest rate.
The key assumptions used for the valuation of the preferred stock warrant liabilities upon remeasurement were as follows:

Nine Months Ended September 30,
2020
Volatility	65.0%
Risk-free interest rate	0.1%
Expected term (in years)	1.8
Dividend yield	—%
Discount for lack of marketability	36.5%

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the changes in the liability for the Company’s warrants during the nine months ended September 30, 2021 (in thousands):

Warrant Liability
Balance as of December 31, 2020	$95,342
Changes in estimated fair value	(1,303)
Assumption of warrant liability upon Merger	303,221
Conversion of warrants upon Merger	(59,442)
Exchange of warrants	(168,647)
Exercised warrants	(169,171)
Balance as of September 30, 2021	$—
6.ENERGY STORAGE SYSTEMS, NET
Energy Storage Systems, Net
Energy storage systems, net, consists of the following (in thousands):

September 30, 2021
Energy storage systems placed into service	$143,423
Less: accumulated depreciation	(42,465)
Energy storage systems not yet placed into service	13,191
Total energy storage systems, net	$114,149
Depreciation expense for energy storage systems was approximately $3.6 million and $3.6 million for the three months ended September 30, 2021 and 2020, respectively. Depreciation expense for energy storage systems was approximately $10.8 million and $10.3 million for the nine months ended September 30, 2021 and 2020, respectively. Depreciation expense is recognized in cost of service revenue.
7.NOTES PAYABLE
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
In May 2020, concurrent with the 2020 Credit Agreement discussed below, the Company entered into an amendment to the revolving loan agreement, which reduced the loan capacity to $35.0 million and extended the maturity date to May 2021. The amendment increased the fixed interest rate for any borrowings outstanding more than nine months to 14% thereafter. Additionally, under the original terms of the revolving loan agreement, the Company was able to finance 100% of the value of the hardware purchased up to the total loan capacity. The amendment reduced the advance rate to 85%, with an additional reduction to 70% in August 2020. The amendment was accounted for as a modification of the debt, which did not have a material impact on the unaudited condensed consolidated financial statements. As of December 31, 2020, the Company had $7.4 million outstanding under the revolving loan agreement. In April 2021, the Company repaid the remaining outstanding balance of this facility with the proceeds received from the Merger. The facility was terminated after the repayment in April 2021.
Term Loan Due to SPE Member
In December 2018, the Company entered into a term loan in the amount of $13.3 million with an affiliate of a member of certain SPEs with the Company. As of the beginning of 2020, the term loan bore fixed interest of 12.5% on the outstanding principal balance with a final balloon payment of $3.0 million due at the maturity date of June 30, 2020. In May 2020, the

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
2021 Credit Agreement
In January 2021, the Company, through a wholly owned Canadian entity, entered into a credit agreement to provide a total of $2.7 million towards the financing of certain energy storage systems. The credit agreement is structured on a non-recourse basis and the system will be operated by the Company. The credit agreement has a stated interest of 5.45% and a maturity date of June 2031. The Company received an advance under the credit agreement of $1.8 million in January 2021. The repayment of advances received under this credit agreement is determined by the lender based on the proceeds generated by the Company through the operation of the underlying energy storage systems. As of September 30, 2021, and December 31, 2020, the outstanding balance was $1.9 million and zero, respectively. The Company was in compliance with all covenants contained in the 2021 Credit Agreement as of September 30, 2021.
The Company’s outstanding debt consisted of the following as of September 30, 2021 (in thousands):

9/30/2021
Outstanding principal	$1,902
Unamortized discount	(227)
Carrying value of debt	$1,675
8.CONVERTIBLE PROMISSORY NOTES
As of December 31, 2020, the Company had various convertible notes outstanding to investors. The Company refers to the collective group of all such note instruments as the “Convertible Promissory Notes”. As of December 31, 2020, these Convertible Promissory Notes had a balance of $67.6 million. During the nine months ended September 30, 2021, the Company issued additional Convertible Promissory Notes. All Convertible Promissory Notes were converted and cancelled upon effectiveness of the Merger (see “—Conversion and Cancellation of Convertible Promissory Notes Upon Merger” below). As of September 30, 2021, there were no Convertible Promissory Notes outstanding.

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Q1 2021 Convertible Notes
In January 2021, the Company issued and sold convertible promissory notes (the “Q1 2021 Convertible Notes”) under the same terms as the then existing Convertible Promissory Notes to various investors with aggregate gross proceeds of $1.1 million. The Company evaluated the conversion option within the Q1 2021 Convertible Notes and determined the effective conversion price was beneficial to the note holders. As such, the Company recorded a beneficial conversion feature (“BCF”) related to the issuance of the Q1 2021 Convertible Notes based on the difference between the effective conversion rate and the fair value of the stock into which it was convertible, limited by the amount of the aggregate gross proceeds. The BCF resulted in a $1.1 million discount to the Q1 2021 Convertible Notes with an increase to additional paid in capital. The Company accreted the discount in connection with the BCF as interest expense over the term of the Q1 2021 Convertible Notes using the effective interest rate method.
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
9.WARRANTS
Legacy Stem Warrants
Since inception the Company has issued warrants to purchase shares of Legacy Stem’s preferred stock in conjunction with various debt financings. See Note 5 - Fair Value Measurements, for further information regarding fair value measurements associated with the resulting warrant liabilities, which are remeasured on a recurring basis each period. The Company has also issued warrants to purchase shares of Legacy Stem’s common stock. Upon effectiveness of the Merger, the Company had 50,207,439 warrants outstanding, of which substantially all were converted into 2,759,970 shares of Class A common stock of Stem. Upon conversion of the warrants, the existing warrant liabilities were remeasured to fair value resulting in a gain on remeasurement of $100.9 million and a total warrant liability of $60.6 million, which was then reclassified to additional paid-in-capital. As of September 30, 2021, there were 23,634 Legacy Stem Warrants outstanding. These instruments are exercisable into the Company’s Class A common stock and are equity classified.
Public Warrants and Private Placement Warrants
As part of STPK’s initial public offering, under the Warrant Agreement dated as of August 20, 2020 (the “Warrant Agreement”) and, prior to the effectiveness of the Merger, STPK issued 12,786,168 warrants each of which entitled the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share of common stock (the “Public Warrants”). Simultaneously with the closing of the IPO, STPK completed the private sale of 7,181,134 million warrants to STPK’s sponsor (the “Private Warrants”). Upon issuance, these warrants met the criteria for liability classification. Upon the effectiveness of the Merger, Stem assumed the outstanding Public Warrants and Private Warrants, which continued to meet the criteria for liability classification, resulting in assumed warrant liabilities of $185.9 million and $118.4 million, respectively, or a total warrant liability of $304.3 million.
On June 25, 2021, the Company entered into an exchange agreement (the “Exchange Agreement”) with the holders of the 7,181,134 outstanding Private Placement Warrants, pursuant to which such holders received 4,683,349 shares of the Company’s common stock on June 30, 2021, in exchange for the cancellation of the outstanding Private Placement Warrants. The Exchange Shares were issued in reliance upon the exemption provided by Section 3(a)(9) of the Securities Act of 1933, as amended. Immediately prior to the exchange, the Private Warrants were marked to fair value, resulting in a loss of $52.0 million. As a result of the Exchange Agreement, there were no Private Warrants outstanding as of September 30, 2021.

On August 20, 2021, the Company issued an irrevocable notice for redemption of all 12,786,129 of the Company’s outstanding public warrants at 5:00 p.m. Eastern time on September 20, 2021 (“Redemption Date”). Pursuant to the notice of redemption, holders exercised 12,638,723 Public Warrants for a purchase price of $11.50 per share, for proceeds to the

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Company of approximately $145.3 million. The Company redeemed all remaining outstanding Public Warrants that had not been exercised as of 5:00 p.m. Eastern time on the Redemption Date. As a result of the settlement of the Public Warrants, the Company recorded a gain of $134.9 million on the revaluation of the warrant liability. The Company also recorded a gain of $2.1 million on the redemption of unexercised public warrants. These gains are recorded in “change in fair value of warrants and embedded derivative” in the condensed consolidated statements of operation, in the three and nine months ended September 30, 2021. The public warrants have been delisted from the NYSE, and there are no public warrants left outstanding.
Warrants Issued for Services
On April 7, 2021, the Company entered into a strategic relationship with an existing shareholder not deemed to be a related party to jointly explore on a non-exclusive basis possible business opportunities to advance projects in the United States, the United Kingdom, Europe and Asia. As consideration for the strategic relationship, upon closing of the Merger, the Company issued warrants to purchase 350,000 shares of the Company’s common stock at an exercise price of $0.01 per share. These warrants were deemed to have been fully earned as of the grant date. The warrants were valued at fair market value as of the grant date totaling $9.2 million and recorded to general and administrative expense in the Company’s statement of operations. In May 2021, all of these warrants were exercised for shares of the Company’s common stock.
10.COMMON STOCK
The Company had reserved shares of common stock for issuance as follows:

September 30, 2021
Shares reserved for warrants	23,673
Options issued and outstanding	9,165,901
Shares available for future issuance under equity incentive plan	20,923,177
Total	30,112,751
11.STOCK-BASED COMPENSATION
Under both the Stem, Inc. 2009 Equity Incentive Plan (the “2009 Plan”) and the Stem Inc. 2021 Equity Incentive Plan (the “2021 Plan,” and together with the 2009 Plan, the “Plans”), the Company can grant stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and other awards that are settled in shares of the Company’s common stock. The Plans permit net settlement of vested awards, pursuant to which the award holder forfeits a portion of the vested award to satisfy the purchase price (in the case of stock options), the holder’s withholding tax obligation, if any, or both. When the holder net settles the tax obligation, the Company pays the amount of the withholding tax to the U.S. government in cash, which is accounted for as an adjustment to additional paid-in-capital. The Company does not intend to grant new awards under the 2009 Plan. At September 30, 2021, 8,166,991 stock options were outstanding under the 2009 Plan. In May 2021, the Company issued awards under the 2021 Plan, with 23,722,254 shares reserved thereunder.

Stock Options

Under the Plans, the exercise price of an option cannot be less than 100% of the fair value of one share of common stock for incentive or non-qualified stock options, and not less than 110% of the fair value for stockholders owning greater than 10% of all classes of stock, as determined by the Company’s Board of Directors (the “Board”). Options under the Plans generally expire after 10 years. Under the Plans, the Compensation Committee of the Board determines when the options granted will become exercisable. Options granted under the Plans generally vest 1/4 one year from the grant date and then 1/48 each month over the following three years and are exercisable for 10 years from the date of the grant. The Plans allow for exercise of unvested options with repurchase rights over the restricted common stock issued at the original exercise price. The repurchase rights lapse at the same rate as the options vest.

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table summarizes the stock option activity for the period ended September 30, 2021:

	Number of Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Balances as of December 31, 2020	51,379,939	$0.56	7.2	$46,516
Retroactive application of recapitalization	(40,314,281)	2.05	—	—
Adjusted Balance as of December 31, 2020	11,065,658	2.61	7.2	46,516
Options granted	1,043,948	28.80
Options exercised	(2,842,564)	1.72
Options forfeited	(101,141)	14.03
Balances as of September 30, 2021	9,165,901	$2.32	7.1	$171,226
Options vested and exercisable — September 30, 2021	6,133,879	$2.32	6.2	$132,327
The weighted-average grant date fair value of stock options granted to employees was $18.92 during the nine months ended September 30, 2021. There were 2,440,000 stock options granted during the nine months ended September 30, 2020. The intrinsic value of options exercised was $63.0 million and less than $0.1 million during the nine months ended September 30, 2021 and 2020, respectively. During the three months ended September 30, 2021, 1,440,026 stock options were exercised at a weighted average exercise price of $1.48 per share. During the nine months ended September 30, 2021, the Company issued 839,745 shares of common stock from the net settlement of 1,426,130 stock options and shares granted. The Company paid $12.6 million in withholding taxes in connection with the net share settlement of these awards.

Restricted Stock Units

RSUs represent a right to receive one share of the Company’s common stock that is both non-transferable and forfeitable unless and until certain conditions are satisfied. RSUs generally, either cliff vest on the third anniversary of the award grant date, or vest 1/4 per year over a four-year period, subject to continued employment through each anniversary. The fair value of restricted stock units is determined on the grant date and is amortized over the vesting period on a straight-line basis.

The following table summarizes the RSU activity for the period ended September 30, 2021:

	Number of RSUs Outstanding	Weighted- Average Grant Date Fair Value Per Share
Balances as of December 31, 2020	—	$—
RSUs granted	1,759,077	36.21
RSUs vested	—	—
RSUs forfeited	—	—
Balances as of September 30, 2021	1,759,077	$36.21

The fair value of all RSUs granted during the nine month period ended September 30, 2021 was $63.7 million. During the nine month period ended September 30, 2021, no RSUs vested.

Stock-Based Compensation
The following table summarizes stock-based compensation expense recorded in each component of operating expenses in the Company’s consolidated statements of operations and comprehensive loss (in thousands):

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Sales and marketing	$723	$(24)	$975	$196
Research and development	965	33	1,384	519
General and administrative	4,511	486	5,624	712
Total stock-based compensation expense	$6,199	$495	$7,983	$1,427
As of September 30, 2021, the Company had approximately $22.8 million of remaining unrecognized stock-based compensation expense for stock options, which is expected to be recognized over a weighted average period of 3.4 years. As of September 30, 2021, the Company had approximately $59.6 million of remaining unrecognized stock-based compensation expense for RSUs, which is expected to be recognized over a weighted average period of 5.1 years.
12.NET INCOME (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator - Basic:
Net income (loss)	$115,612	$(18,785)	$(67,157)	$(55,237)
Less: Deemed Dividend	—	—	—	(9,484)
Net income (loss) attributable to common stockholders, basic	$115,612	$(18,785)	$(67,157)	$(64,721)

Numerator - Diluted:
Net income (loss) attributable to common stockholders, basic	115,612	(18,785)	(67,157)	(64,721)
Less: Gain from decrease in fair value and redemption of warrants	(137,001)	—	—	—
Net loss attributable to common stockholders, diluted	(21,389)	(18,785)	(67,157)	(64,721)

Denominator:
Weighted-average number of shares outstanding used to compute net income (loss) per share attributable to common stockholders, basic	135,231,146	39,844,652	92,436,649	40,087,247
Dilutive potential common shares	5,054,019	—	—	—
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, diluted	140,285,165	39,844,652	92,436,649	40,087,247

Net income (loss) per share attributable to common stockholders, basic	$0.85	$(0.47)	$(0.73)	$(1.61)
Net loss per share attributable to common stockholders, diluted	$(0.15)	$(0.47)	$(0.73)	$(1.61)
The following potentially dilutive shares were not included in the calculation of diluted shares outstanding for the periods presented as the effect would have been anti-dilutive:

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	September 30, 2021	September 30, 2020
Convertible preferred stock	—	175,593,919
Outstanding convertible promissory notes	—	35,358,748
Outstanding stock options	9,165,901	43,971,965
Outstanding warrants	23,673	6,001,639
Outstanding RSUs	1,759,077	—
Outstanding convertible preferred stock warrants	—	39,697,463
Total	10,948,651	300,623,734
13.INCOME TAXES
The Company did not record a provision or benefit for income taxes during the nine months ended September 30, 2021. The Company recorded a tax provision of $0.1 million during the nine months ended September 30, 2020. The Company continues to maintain a full valuation allowance for its net U.S. federal and state deferred tax assets.
14.COMMITMENTS AND CONTINGENCIES
Contingencies
The Company is party to various legal proceedings from time to time. A liability is accrued when a loss is both probable and can be reasonably estimated. Management believes that the probability of a material loss with respect to any currently pending legal proceeding is remote. However, litigation is inherently uncertain and it is not possible to definitively predict the ultimate disposition of any of these proceedings. The Company does not believe that there are any pending legal proceedings or other loss contingencies that will, either individually or in the aggregate, have a material adverse impact on the Company’s unaudited condensed consolidated financial statements.

Commitments
In June 2021, the Company entered into an agreement to lease 23,533 square feet of office space in San Francisco, California. The lease commenced on September 23, 2021 and expires on February 28, 2029. The lease agreement does not contemplate options to extend or reduce the non-cancelable lease term. Base rent is $160,809 per month with escalating payments. On September 23, 2021, the Company recognized a $12.6 million operating lease liability, and a $12.7 million operating lease right-of-use (“ROU”) asset, which are included in the condensed consolidated balance sheet as of September 30, 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements
This third-quarter 2021 Form 10-Q, as well as other statements we make, contains “forward-looking statements” within the meaning of the federal securities laws, which include any statements that are not historical facts. Such statements often contain words such as “expect,” “may,” “can,” “believe,” “predict,” “plan,” “potential,” “projected,” “projections,” “forecast,” “estimate,” “intend,” “anticipate,” “ambition,” “goal,” “target,” “think,” “should,” “could,” “would,” “will,” “hope” “see,” “likely,” and other similar words.

Forward-looking statements address matters that are, to varying degrees, uncertain, such as statements about the reduction of greenhouse gas (“GHG”) emissions; the integration and optimization of energy resources; the business strategies of Stem and those of its customers; the global commitment to decarbonization; our ability to retain or upgrade current customers, further penetrate existing markets or expand into new markets; our ability to manage our supply chains and distribution channels and the impact of natural disasters and other events beyond our control, such as the COVID-19 pandemic and the Delta variant, and government and business responses thereto; and future results of operations. Such forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These forward-looking statements are based upon assumptions and estimates that, while considered reasonable by Stem and its management, depend upon inherently uncertain factors and risks that may cause actual results to differ materially from current expectations, including our inability to help reduce GHG emissions; our inability to seamlessly integrate and optimize energy resources; our inability to achieve our financial and performance targets and other forecasts and expectations; our inability to recognize the anticipated benefits of our recent business combination with Star Peak Energy Transition Corp. (“Star Peak”); our ability to grow and manage growth profitably; risks relating to the development and performance of our energy storage systems and software-enabled services; the risk that the global commitment to decarbonization may not materialize as we predict, or even if it does, that we might not be able to benefit therefrom; our inability to retain or upgrade current customers, further penetrate existing markets or expand into new markets; our inability to secure sufficient inventory from our suppliers to meet customer demand, and provide us with contracted quantities of equipment; supply chain interruptions and manufacturing or delivery delays; disruptions in sales, production, service or other business activities; our inability to attract and retain qualified personnel; the risk that our business, financial condition and results of operations may be adversely affected by other political, economic, business and competitive factors; and other risks and uncertainties set forth in this Form 10-Q, the section entitled “Risk Factors” in the definitive proxy statement relating to the business combination filed by Star Peak on March 30, 2021, the Form 10-K/A filed by Star Peak with the SEC on April 26, 2021, and our Forms 8-K filed with or furnished to the SEC. If one or more of these or other risks or uncertainties materialize (or the consequences of any such development changes), or should our underlying assumptions prove incorrect, actual outcomes may vary materially from those reflected in our forward-looking statements. Statements in this third-quarter 2021 Form 10-Q are made as of November 9, 2021, and Stem disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise.

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
Star Peak Acquisition Corp. Merger

On April 28, 2021, Star Peak Energy Transition Corp. (“STPK”), an entity listed on the New York Stock Exchange under the trade symbol “STPK”, acquired Stem, Inc. (“Legacy Stem”), by the merger of STPK Merger Sub Corp., a Delaware corporation and wholly-owned subsidiary of STPK (“Merger Sub”), with and into Legacy Stem, with Legacy Stem continuing as the surviving entity and a wholly-owned subsidiary of STPK (the “Merger”). The public company resulting from the Merger was renamed Stem, Inc., which we refer to as “Stem”, “we”, “us”, “our”, or the Company, and is listed on the New York Stock Exchange under the trade symbol “STEM”. Upon the consummation of the Merger, Stem received approximately $550.3 million, net of fees and expenses. See Note 1 - Business, of the Notes to the unaudited condensed consolidated financial statements in this report, for additional details regarding this transaction. For financial reporting purposes, Legacy Stem is treated as the accounting acquirer.

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
Our total revenue grew from $9.2 million for the three months ended September 30, 2020 to $39.8 million for the three months ended September 30, 2021. For the three months ended September 30, 2021 and 2020, we earned net income of $115.6 million and incurred net losses of $18.8 million, respectively. Our total revenue grew from $17.7 million for the nine months ended September 30, 2020 to $74.6 million for the nine months ended September 30, 2021. For the nine months ended September 30, 2021 and 2020, we incurred net losses of $67.2 million and $55.2 million, respectively. As of September 30, 2021, we had an accumulated deficit of $475.0 million.

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
Impact of COVID-19

The ongoing COVID-19 pandemic has resulted and may continue to result in widespread adverse effects on the global and the U.S. economy. Ongoing government and business responses to COVID-19, along with the COVID-19 Delta variant and resurgence of related disruptions, could have a continued material adverse impact on economic and market conditions and trigger a period of continued global and U.S. economic slowdown.

Our industry is currently facing shortages and shipping delays affecting the supply of inverters, enclosures, battery modules and associated component parts for inverters and battery energy storage systems available for purchase. These shortages and delays can be attributed in part to the COVID-19 pandemic and resulting government action. While a majority of our suppliers have secured sufficient supply to permit them to continue delivery and installations through the end of 2021, if these shortages and delays persist into 2022, they could adversely affect the timing of when battery energy storage systems can be delivered and installed, and when (or if) we can begin to generate revenue from those systems. We cannot predict the full effects the COVID-19 pandemic will have on our business, cash flows, liquidity, financial condition and results of operations at this time due to numerous uncertainties. We will continue to monitor developments affecting our workforce, our suppliers, our customers and our business operations generally, and will take actions we determine are necessary in order to mitigate these impacts as much as possible.

Non-GAAP Financial Measures
In addition to our results determined in accordance with GAAP, we use Adjusted EBITDA and non-GAAP gross margin, which are non-GAAP financial measures, for financial and operational decision making and as a means to evaluate our operating performance and future prospects, develop internal budgets and financial goals, and to facilitate period-to-period comparisons. Our management believes that these non-GAAP financial measures provide meaningful supplemental information regarding our performance and liquidity by excluding certain expenses and expenditures that may not be indicative of our operating performance, such as stock-based compensation and other non-cash charges, as well as discrete cash charges that are infrequent in nature. We believe that both management and investors benefit from referring to these non-GAAP financial measures in assessing our performance and when planning, forecasting, and analyzing future periods. These non-GAAP financial measures also facilitate management’s internal comparisons to our historical performance and liquidity as well as comparisons to our competitors’ operating results. We believe these non-GAAP financial measures are useful to investors both because they (1) allow for greater transparency with respect to key metrics used by management in its financial and operational decision making and (2) are used by our institutional investors and the analyst community to help them analyze the health of our business. Adjusted EBITDA and non-GAAP gross margin should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.
Non-GAAP gross margin

We define non-GAAP gross margin as gross margin excluding amortization of capitalized software, impairments related to decommissioning of end-of-life systems, and certain operating expenses including communication and cloud services expenditures reclassified to cost of revenue.

The following table provides a reconciliation of gross margin (GAAP) to non-GAAP gross margin ($ in millions, except for percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$39.8	$9.2	$74.6	$17.7
Cost of revenue	(36.7)	(10.9)	(71.7)	(22.5)
Gross Margin (GAAP)	3.1	(1.7)	2.9	(4.9)
Gross Margin % (GAAP)	8%	(19)%	4%	(28)%

Adjustments to Gross Margin:
Amortization of Capitalized Software	1.4	1.0	3.8	2.9
Impairments	0.7	1.4	2.0	2.8
Other Adjustments (1)	0.6	—	2.1	0.3
Non-GAAP Gross Margin	$5.8	$0.7	$10.8	$1.0
Non-GAAP Gross Margin %	15%	8%	14%	6%
(1) Consists of certain operating expenses including communication and cloud service expenditures reclassified to cost of revenue.

Adjusted EBITDA

As discussed above, we believe that Adjusted EBITDA is useful for investors to use in comparing our financial performance with the performance of other companies. Nonetheless, the expenses and other items that we exclude in our calculation of Adjusted EBITDA may differ from the expenses and other items, if any, that other companies may exclude when calculating Adjusted EBITDA.

We calculate Adjusted EBITDA as net income (loss) before net interest expense, income tax provision and depreciation and amortization, including amortization of internally developed software, further adjusted to exclude stock-based compensation and other income and expense items, including the change in fair value of warrants and embedded derivatives, vesting of warrants and loss on extinguishment of debt.

The following table provides a reconciliation of net loss to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Net income (loss)	$115,612	$(18,785)	$(67,157)	$(55,237)
Adjusted to exclude the following:
Depreciation and amortization	5,305	3,924	15,620	13,769
Interest expense	2,674	4,265	12,835	13,826
Loss on extinguishment of debt	—	—	5,064	—
Stock-based compensation	6,199	495	7,983	1,427
Issuance of warrants for services	—	—	9,183	—
Change in fair value of warrants and embedded derivative	(137,001)	2,096	(3,424)	3,005
Provision for income taxes	—	142	—	142
Adjusted EBITDA	$(7,211)	$(7,863)	$(19,896)	$(23,068)

Key Metrics

The following table presents our key metrics:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)		(in millions)
Key Financial Metrics
Revenue	$39.8	$9.2	$74.6	$17.7
Gross Margin (GAAP)	$3.1	$(1.7)	$2.9	$(4.9)
Gross Margin % (GAAP)	8%	(19)%	4%	(28)%
Non-GAAP Gross Margin	$5.8	$0.7	$10.8	$1.0
Non-GAAP Gross Margin %	15%	8%	14%	6%
Net Income (loss)	$115.6	$(18.8)	$(67.2)	$(55.2)
Adjusted EBITDA	$(7.2)	$(7.9)	$(19.9)	$(23.1)

Key Operating Metrics
12-Month Pipeline (in billions) (1)	$2.4	**	*	**
Bookings (in millions) (2)	103.7	36.6	148.8	94.3
Contracted Backlog (in millions) (3)	312	**	*	**
Contracted AUM (in GWh) (4)	1.4	1.0	*	**
* at period end
** not available
(1) As described below.
(2) As described below.
(3) Total value of bookings in dollars, as reflected on a specific date. Backlog increases as new contracts are executed (bookings) and decreases as integrated storage systems are delivered and recognized as revenue.

(4) Total GWh of systems in operation or under contract.

Pipeline

Pipeline represents the total value (excluding market participation revenue) of uncontracted, potential hardware and software contracts that are currently being pursued by Stem direct salesforce and channel partners with developers and independent power producers seeking energy optimization services and transfer of energy storage systems that have a reasonable likelihood of execution within 12 months of the end of the relevant period based on project timelines published by such developers and independent power producers. We cannot guarantee that our pipeline will result in meaningful revenue or profitability.

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

The accounting policy and timing of revenue recognition for host customer contracts and partnership arrangements that qualify as contracts with customers under ASC 606, are described within Note 3- Revenue, of the Notes to the audited consolidated financial statements as of December 31, 2020.

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
Operating Expenses
Sales and Marketing
Sales and marketing expense consists of payroll and other related personnel costs, including salaries, stock-based compensation, employee benefits, and travel for our sales and marketing personnel. In addition, sales and marketing expense includes trade show costs, amortization of intangibles and others expenses. We expect to our selling and marketing expense to increase in future periods to support the overall growth in our business.

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
General and Administrative Expense
General and administrative expense consists of payroll and other related personnel costs, including salaries, stock-based compensation, employee benefits and expenses for executive management, legal, finance and other costs. In addition, general and administrative expense includes fees for professional services and occupancy costs. We expect our general and administrative expense to increase in future periods as we scale up headcount with the growth of our business, and as a result of operating as a public company, including compliance with the rules and regulations of the SEC, legal, audit, additional insurance expenses, investor relations activities, and other administrative and professional services.
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
Other Expenses, Net
Other expenses, net consists primarily of income from equity investments and foreign exchange gains or losses.

Results of Operations for the Three Months Ended September 30, 2021 and 2020

	Three Months Ended September 30,		$ Change	% Change
	2021	2020
	(In thousands, except percentages)
Revenue
Service revenue	$4,947	$3,649	$1,298	36%
Hardware revenue	34,886	5,523	29,363	*
Total revenue	39,833	9,172	30,661	334%
Cost of revenue
Cost of service revenue	6,639	5,828	811	14%
Cost of hardware revenue	30,057	5,074	24,983	*
Total cost of revenue	36,696	10,902	25,794	237%
Gross margin	3,137	(1,730)	4,867	281%
Operating expenses:
Sales and marketing	4,975	3,053	1,922	63%
Research and development	6,268	5,052	1,216	24%
General and administrative	11,024	2,635	8,389	318%
Total operating expenses	22,267	10,740	11,527	107%
Loss from operations	(19,130)	(12,470)	(6,660)	53%
Other income (expense), net:
Interest expense	(2,674)	(4,265)	1,591	(37)%
Loss on extinguishment of debt	—	—	—	*
Change in fair value of warrants and embedded derivative	137,001	(2,096)	139,097	*
Other expenses, net	415	188	227	121%
Total other income (expense)	134,742	(6,173)	140,915	(2,283)%
Income (loss) before income taxes	115,612	(18,643)	134,255	(720)%
Income tax expense	—	(142)	142	*
Net income (loss)	$115,612	$(18,785)	$134,397	(715)%
*Percentage is not meaningful

Revenue
Revenue increased by $30.7 million, or 334%, for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020. The increase was primarily driven by a $29.4 million increase in hardware revenue due to increase in demand for systems related to both FTM and BTM partnership agreements. Services revenue increased by $1.3 million primarily due to continued growth in host customers arrangements and partnership revenue related to services provided.
Cost of Revenue
Cost of revenue increased by $25.8 million, or 237%, for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020. The increase was primarily driven by an increase of cost of hardware sales of $25.0 million in line with the increase in hardware revenue, and an increase of $0.8 million in cost of service revenue associated with growth in service revenue.
Operating Expenses
Sales and Marketing

Sales and marketing expense increased by $1.9 million, or 63%, for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020. The increase was primarily due to an increase of $0.8 million in personnel related expenses as a result of higher headcount, an increase of $0.7 million in stock-based compensation expense primarily due to grants of stock options and RSUs to employees, and an increase of $0.3 million in professional services.
Research and Development
Research and development expense increased by $1.2 million, or 24%, for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020. The increase was primarily due to an increase of $1.7 million in personnel related expenses as a result of higher headcount, and an increase of $0.9 million in stock-based compensation expense primarily due to grants of stock options and RSUs to employees. The increase was partially offset by a decrease of $1.1 million in third-party software and technologies related expenses, and a decrease of $0.3 million in professional services.
General and Administrative
General and administrative expense increased by $8.4 million, or 318% for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase was primarily driven by an increase of $4.1 million in stock-based compensation expense primarily due to grants of stock options and RSUs to employees, an increase of $1.6 million in professional and legal services, an increase of $1.5 million in insurance and office related expenses, and an increase of $1.1 million in personnel related expenses as a result of higher headcount.

Other Income (Expense), Net
Interest Expense
Interest expense decreased by $1.6 million, or 37%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The decrease was primarily driven by the repayment of loans and the conversion of convertible notes in relation to the Merger. The decrease in interest expense was partially offset by an increase of $0.7 million in interest expense in connection with the financing obligation, and an increase of $0.3 million in amortization of premium on debt securities.
Change in Fair Value of Warrants and Embedded Derivative
The change in fair value of warrants and embedded derivative reflected $137.0 million gain in the three months ended September 30, 2021, compared to $2.1 million loss the three months ended September 30, 2020.

The $137.0 million gain in the three months ended September 30, 2021 resulted from the extinguishment of the warrant liability in connection with the exercise and redemption of the Public Warrants. The gain of $137.0 million encompasses a $134.9 million revaluation gain from the decrease in the fair value of the Public Warrants, and a $2.1 million gain on the redemption of unexercised Public Warrants on the Redemption Date.

The $2.1 million expense in the three months ended September 30, 2020 resulted from a revaluation loss of the Series A, D and D’ warrants and embedded derivative.
Other Expenses, Net
Other expenses, net increased by $0.2 million, or 121%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The net increase was primarily driven by foreign exchange losses realized in the period related to operations in Canada.

Results of Operations for the Nine Months Ended September 30, 2021 and 2020

	Nine Months Ended September 30,		$ Change	% Change
	2021	2020
	(In thousands, except percentages)
Revenue
Service revenue	$14,982	$10,711	$4,271	40%
Hardware revenue	59,609	6,950	52,659	*
Total revenue	74,591	17,661	56,930	322%
Cost of revenue
Cost of service revenue	19,354	16,083	3,271	20%
Cost of hardware revenue	52,343	6,439	45,904	*
Total cost of revenue	71,697	22,522	49,175	218%
Gross margin	2,894	(4,861)	7,755	160%
Operating expenses:
Sales and marketing	11,555	11,699	(144)	(1)%
Research and development	15,502	12,084	3,418	28%
General and administrative	28,730	8,018	20,712	258%
Total operating expenses	55,787	31,801	23,986	75%
Loss from operations	(52,893)	(36,662)	(16,231)	44%
Other income (expense), net:
Interest expense	(12,835)	(13,826)	991	(7)%
Loss on extinguishment of debt	(5,064)	—	(5,064)	*
Change in fair value of warrants and embedded derivative	3,424	(3,005)	6,429	*
Other expenses, net	211	(1,602)	1,813	(113)%
Total other income (expense)	(14,264)	(18,433)	4,169	(23)%
Income (loss) before income taxes	(67,157)	(55,095)	(12,062)	22%
Income tax expense	—	(142)	142	*
Net income (loss)	$(67,157)	$(55,237)	$(11,920)	22%
*Percentage is not meaningful

Revenue
Revenue increased by $56.9 million, or 322%, for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. The increase was primarily driven by a $52.7 million increase in hardware revenue due to an increase in demand for systems related to both FTM and BTM partnership agreements. Services revenue increased by $4.3 million primarily due to continued growth in host customers arrangements and partnership revenue related to services provided.
Cost of Revenue
Cost of revenue increased by $49.2 million, or 218%, for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. The increase was primarily driven by an increase of cost of hardware sales of $45.9 million in line with the increase in hardware revenue, and an increase of $3.3 million in cost of service revenue associated with growth in service revenue.
Operating Expenses
Sales and Marketing

Sales and marketing expense decreased by $0.1 million, or 1%, for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. The decrease was primarily due to a decrease of $0.9 million in personnel related expenses as a result of turnover in the period, a decrease of $0.5 million in marketing expenses, and a decrease of $0.1 million in travel and entertainment expenses. The decrease was partially offset by an increase of $0.8 million in stock-based compensation expense, an increase of $0.5 million in professional services and an increase of $0.1 million in miscellaneous expenses.
Research and Development
Research and development expense increased by $3.4 million, or 28%, for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. The increase was primarily due to an increase of $5.3 million in personnel related expenses as a result of increased headcount, an increase of $0.9 million in stock-based compensation expense primarily due to grants of stock options and RSUs to employees, and an increase of $0.2 million in office related expenses. The increase was partially offset by a decrease of $2.5 million in third-party software and technologies related expenses, and a decrease of $0.5 million in professional services.
General and Administrative
General and administrative expense increased by $20.7 million, or 258%, for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. The increase was primarily driven by an increase of $12.0 million in professional and legal services including $9.2 million for warrants issued for services in April 2021, an increase of $4.9 million in stock-based compensation expense, an increase of $2.5 million in insurance related expenses, and an increase of $1.4 million in personnel related expenses due to higher headcount. The increase was partially offset by a decrease of $0.1 million in miscellaneous expenses.

Other Income (Expense), Net
Interest Expense
Interest expense decreased by $1.0 million, or 7%, for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. The increase was primarily driven by the repayment of notes payable during 2021.
Loss on Extinguishment of Debt
Loss on extinguishment of debt increased by $5.1 million for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. The increase was driven by payment of a $4.0 million penalty on debt extinguishment and the write-off of $1.1 million of unamortized debt issuance costs upon the conversion of our Series D convertible notes in relation to the Merger.
Change in Fair Value of Warrants and Embedded Derivative
The change in fair value of warrants and embedded derivative reflected a $3.4 million income for the nine months ended September 30, 2021, compared to $3.0 million expense for the nine months ended September 30, 2020.

The income of $3.4 million in the nine months ended September 30, 2021 primarily resulted from a decrease in the fair value of the Public Warrants, which was recorded as a gain in revaluation of the warrant liability, in connection with the exercise and redemption of the Public Warrants during the third quarter of 2021. The income of $3.4 million was partially offset by an increase in the fair value of warrant liabilities during the first and second quarter of 2021.

The expense of $3.0 million in the nine months ended September 30, 2020 primarily resulted from a loss on revaluation of Series A, D and D’ warrants and embedded derivative.
Other Expenses, Net
Other expenses, net decreased by $1.8 million, or 113%, for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. The net decrease was primarily driven by $1.2 million in legal settlement and late fees incurred in the nine months ended September 30, 2021 and a $0.4 million decrease in foreign exchange losses realized in the period related to operations in Canada.
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

As of September 30, 2021, our principal source of liquidity is cash generated from financing activities. Cash generated from financing activities through September 30, 2021 primarily includes proceeds from the Merger that provided us with approximately $550.3 million, net of fees and expenses, sales of convertible preferred stock, proceeds from convertible notes, proceeds from our various borrowings, and the exercise of Public Warrants, which increased our cash balance by $145.3 million. In connection with the Merger, the convertible notes and related accrued interest converted to equity and we paid in full all other outstanding debt except the 2021 Credit Agreement described below. We believe that our cash position is sufficient to meet our capital and liquidity requirements for at least the next 12 months therefore, there is not substantial doubt about our ability to continue as a going concern.

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

Our long-term liquidity requirements primarily are linked to the continued extension of the Athena platform and the use of our balance sheet to improve the terms and conditions associated with the purchase of energy storage systems from our hardware vendors. While we have plans to potentially expand our geographical footprint beyond our current partnerships and enter into joint ventures, those are not required initiatives to achieve our plan.

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

The total financing obligation as of September 30, 2021 was $89.7 million, of which $14.3 million was classified as a current liability.
Notes Payable
Revolving Loan Due to SPE Member

In April 2017, we entered into a revolving loan agreement with an affiliate of a member of certain SPEs in which we have an ownership interest. The purpose of this revolving loan agreement is to finance our purchase of hardware for its various energy storage system projects. We have amended the loan from time to time as our business has grown, and as of the beginning of 2020, the agreement had a total revolving loan capacity of $45.0 million that bore fixed interest at 10% with a maturity date of June 2020.

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
2021 Credit Agreement

In January 2021, we entered into a non-recourse credit agreement to provide a total of $2.7 million towards the financing of certain energy storage systems that we own and operate. The credit agreement has a stated interest of 5.45% and a maturity date of June 2031. We received an advance under the credit agreement of $1.8 million in January 2021. The repayment of advances received under this credit agreement is determined by the lender based on the proceeds generated by us through the operation of the underlying energy storage systems. We have $1.9 million of outstanding borrowings under this credit agreement as of September 30, 2021.

Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2021	2020

Net cash used in operating activities	$(69,020)	$(17,921)
Net cash used in investing activities	(182,057)	(7,719)
Net cash provided by financing activities	648,819	21,043
Effect of exchange rate changed on cash	505	(349)
Net increase (decrease) in cash and cash equivalents	$398,247	$(4,946)
Operating Activities
During the nine months ended September 30, 2021, net cash used in operating activities was $69.0 million, primarily resulting from our operating loss of $67.2 million, adjusted for non-cash charges of $40.4 million and net cash outflow of $42.3 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization of $15.6 million, non-cash interest expense of $8.1 million, which includes interest expenses associated with debt issuance costs, stock-based compensation expense of $8.0 million, change in the fair value of warrant liability and embedded derivative of $3.4 million, impairment of energy storage systems of $2.2 million, issuance of warrants for services of $9.2 million, noncash lease expense of $0.3 million, accretion expense of $0.2 million, and net amortization of premium on investments of $0.3 million . The net cash outflow from changes in operating assets and liabilities was primarily driven by an increase in accounts receivable of $21.4 million, an increase in other assets of $18.1 million, a decrease in deferred revenue of $3.5 million, an increase in inventory of $3.4 million, and an increase in contract origination costs of $1.9 million, partially offset by an increase in accounts payable and accrued expenses of $6.2 million.
During the nine months ended September 30, 2020, net cash used in operating activities was $17.9 million, primarily resulting from our operating loss of $55.2 million, adjusted by non-cash charges of $25.9 million and net cash inflow of $11.4 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization of $13.8 million, non-cash interest expense of $7.1 million, which includes interest expenses associated with debt issuance costs, stock-based compensation expense of $1.4 million, and change in the fair value of warrant liability and embedded derivative of $3.0 million. The net cash inflow from changes in operating assets and liabilities was primarily driven by an increase in deferred revenue of $32.3 million, an increase in accounts payable and accrued expenses of $2.8 million, and an decrease in deferred costs with suppliers of $2.8 million, partially offset by an increase in inventory of $17.6 million, an increase in accounts receivable of $6.0 million, an increase in contract origination costs of $2.1 million, and an decrease in lease liabilities of $0.5 million.
Investing Activities
During the nine months ended September 30, 2021, net cash used for investing activities was $182.1 million, primarily consisting of $171.1 million in purchase of available-for-sale investments, $6.2 million in purchase of energy systems and $4.3 million in capital expenditures on internally-developed software.
During the nine months ended September 30, 2020, net cash used for investing activities was $7.7 million, consisting of $4.1 million in purchase of energy systems and $3.6 million in capital expenditures on internally-developed software.
Financing Activities
During the nine months ended September 30, 2021, net cash provided by financing activities was $648.8 million, primarily consisting of net proceeds from the Merger and PIPE financing of $550.3 million, proceeds from exercise of stock options and warrants of $148.3 million, proceeds from financing obligations of $4.9 million, proceeds from issuance of notes payable of

$3.9 million, net proceeds from issuance of convertible promissory notes of $1.1 million, partially offset by repayment of notes payable of $41.4 million, and repayment of financing obligations of $5.7 million.
During the nine months ended September 30, 2020, net cash provided by financing activities was $21.0 million, primarily resulting from net proceeds from issuance of notes payable of $25.0 million, proceeds from financing obligations of $12.9 million, and net proceeds from issuance of convertible notes of $12.5 million, partially offset by repayment of notes payable of $21.7 million and repayment of financing obligations of $7.8 million.

Contractual Obligations and Commitments
There have been no material changes to our contractual obligations described in our registration statement on Form S-1 as filed with the SEC on July 19, 2021.
Off-Balance Sheet Arrangements
We are not a party to any off-balance sheet arrangements, including guarantee contracts, retained or contingent interests, or unconsolidated variable interest entities that either have, or are reasonably likely to have, a current or future material effect on our unaudited condensed consolidated financial statements.
Critical Accounting Policies and Estimates
A summary of our critical accounting policies and estimates is presented in our registration statement on Form S-1 filed with the SEC on July 19, 2021. Information with respect to changes in our critical accounting policies can be found in Note 2 - Summary of Significant Accounting Policies, of the Notes to the unaudited condensed consolidated financial statements in this report, which information is incorporated herein by reference.
Recent Accounting Pronouncements
Information with respect to recent accounting pronouncements may be found in Note 2 - Summary of Significant Accounting Policies, of the Notes to the unaudited condensed consolidated financial statements in this report, which information is incorporated herein by reference.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

1. Disclosure Controls and Procedures
We maintain disclosure controls and procedures (Disclosure Controls) within the meaning of Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Our Disclosure Controls are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our Disclosure Controls, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired control objectives, and management necessarily applied its judgment in evaluating and implementing possible controls and procedures.

Based on management’s evaluation (under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer), as of the end of the period covered by this report, of the effectiveness of the design and operation of our Disclosure Controls, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our Disclosure Controls were not effective due to a material weakness in the Company’s internal control over financial reporting as disclosed below.

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

Specifically, the material weaknesses identified relate to (i) ineffective internal controls over accounting for complex and significant transactions, (ii) accounting for energy storage systems, deferred cost of goods sold and inventory, (iii) ineffective internal controls over review of the Company’s unaudited condensed consolidated financial statements and related disclosures, (iv) a lack of formality in our internal control activities, especially related to management review-type controls, (v) ineffective internal controls over the review of certain revenue recognition calculations, and (vi) ineffective internal controls over the review of internal-use capitalized software calculations. With respect to accounting for complex and significant transactions, deficiencies exist in our process for ensuring the completeness of information utilized in various technical accounting analyses and, in certain instances, the proper application of the relevant accounting literature, including the determination of the appropriate valuation methodology. These deficiencies could result in material adjustments for certain transactions, including interest capitalization and accounting for convertible notes, and accounting and valuation of embedded derivatives and warrant liabilities. With respect to energy storage systems, inventory and deferred cost of goods sold, we did not properly track inflows and outflows, including the valuation of energy storage systems, due in part to the systems that the Company used to track and value energy storage systems and inventory. With respect to a lack of formality in our control activities, we did not sufficiently establish formal policies and procedures to design effective controls, establish responsibilities to execute these policies and procedures and hold individuals accountable for performance of these responsibilities, including over review over revenue recognition and internal-use capitalized software calculations. We had multiple control deficiencies aggregating to a material weakness over ineffective control activities.

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

3. Plan to Remediate Material Weaknesses in Internal Control Over Financial Reporting

The Company, with oversight of the Audit Committee of the Board, continues to devote significant time, attention and resources to remediating the above material weaknesses in its internal control over financing reporting. As of September 30, 2021, the Company had initiated the following steps intended to remediate the material weakness described above and strengthen its internal control over financial reporting:

•Develop and deliver internal control training to management and finance/accounting personnel, focusing on a review of management’s and individual roles and responsibilities related to internal control over financial reporting.
•Hire, train and develop experienced accounting executives and personnel with a level of public accounting knowledge and experience in the application of US GAAP commensurate with our financial reporting requirements and the complexity of our operations and transactions.
•Establish and implement policies and practices to attract, develop and retain competent public accounting personnel.
•Engage a qualified third party Sarbanes-Oxley (“SOX”) compliance firm to assist the Company in bolstering and implementing our SOX compliance program, with a focus on documenting processes and controls, identifying and addressing control gaps, formalizing the internal control activities and strengthening the overall quality of documentation that evidences control activities.
•Perform a financial statement risk assessment and scoping exercise to identify and assess the risks of material misstatements in our financial statements to better ensure that the appropriate effort and resources are dedicated to addressing risks of material misstatements.
•Establish a disclosure committee comprised of our CEO, CFO, Chief Legal Officer and senior finance/accounting personnel to, among other things, review and, as necessary, help revise the Company’s controls and other procedures to ensure that information required by the Company to be disclosed is recorded, processed, summarized and reported accurately and on a timely basis.
•Implement a Section 302 sub-certification program to reinforce the Company’s culture of compliance.
•Implement processes to improve monitoring activities involving the review and supervision of our accounting operations, including increased and enhanced balance sheet reviews to allow more focus on quality account reconciliations and enhanced monitoring of our internal control over financial reporting.

We plan to continue to devote significant time and attention to remediate the above material weaknesses as soon as reasonably practicable. As we continue to evaluate our controls, we will make the necessary changes to improve our demonstration of commitment to attract, develop and retain competent individuals. We believe these actions will be sufficient to remediate the identified material weaknesses and strengthen our internal control over financial reporting; however, there can be no guarantee that such remediation will be sufficient. We will continue to evaluate the effectiveness of our controls and will make any further changes management determines appropriate.

Item 4. Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter to which this report relates, and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
ITEM 1. LEGAL PROCEEDINGS

The information with respect to this Item 1 is set forth under Note 14—Commitments and Contingencies, of the Notes to the unaudited condensed consolidated financial statements in this report.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Part 1, Item 1A, of our registration statement on Form S-1 filed with the SEC on July 19, 2021, except as set forth below. The risk factor set forth below updates, and should be read together with, the risk factors set forth in our July 19, 2021 Form S-1.

The interruption of the flow of components and materials from domestic and international suppliers has disrupted and could continue to disrupt our supply chain, including as a result of the imposition of additional duties, tariffs, and other charges on imports and exports.

We purchase some of our components and materials through arrangements with various suppliers both inside and outside of the United States, and have experienced delays in obtaining these components and materials as a result of the recent COVID-19 pandemic and the Delta variant. Political, social, or economic instability in certain regions where our suppliers are located or where our products are made, could cause future disruptions in trade. Actions in various countries have created uncertainty with respect to tariff impacts on the costs of some of our components and materials. The degree of our exposure is dependent on (among other things) the type of materials, rates imposed, and timing of the tariffs. Other events that could also cause disruptions to our domestic and international supply chains include:

•logistics and shipping constraints;
•the financial instability or bankruptcy of vendors;
•natural disasters;
•theft;
•public health issues and actual or threatened disease epidemics, their effects (including any disruptions they may cause) or the perception of their effects;
•significant labor disputes, such as dock strikes
•the imposition of additional trade law provisions or regulations;
•the imposition of additional duties, tariffs and other charges on imports and exports, including as a result of the escalating trade war between China and the United States;
•quotas imposed by bilateral trade agreements;
•foreign currency fluctuations; and
•restrictions on the transfer of funds.

We cannot predict whether the countries in which our components and materials are sourced, or may be sourced in the future, will be subject to new or additional trade restrictions imposed by the United States or other foreign governments, including the likelihood, type, or effect of any such restrictions. Trade restrictions, including new or increased tariffs or quotas, border taxes, embargoes, safeguards, and customs restrictions against certain components and materials, as well as labor strikes and work stoppages or boycotts, could increase the cost or reduce or delay the supply of components and materials available to us and adversely affect our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION
Pursuant to Rule 14a-8 under the Exchange Act, the Company is providing notice of the deadline for the submission of stockholder proposals in compliance with Rule 14a-8 of the Exchange Act in connection with the Company’s 2022 Annual Meeting of Stockholders (the “2022 Annual Meeting”). To be considered for inclusion in proxy materials for the 2022 Annual Meeting, stockholder proposals submitted pursuant to Rule 14a-8 under the Exchange Act and intended to be presented at the 2022 Annual Meeting must be received by the Company’s Secretary at 100 California Street, 14th Floor, San Francisco, California 94111 no later than December 20, 2021, which the Company believes to be a reasonable time before it expects to begin to print and send its proxy materials for the 2022 Annual Meeting. Any proposal received after such date will be considered untimely. All Rule 14a-8 proposals must be in compliance with applicable laws and regulations in order to be considered for inclusion in the Company’s proxy materials for the 2022 Annual Meeting.

ITEM 6. EXHIBIT INDEX
In reviewing any agreements that may be included as exhibits to this report, please remember that they are included to provide you with information regarding their terms, and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements contain representations, warranties, covenants and conditions by or of each of the parties to the applicable agreement. These representations, warranties, covenants and conditions have been made solely for the benefit of the other parties to the applicable agreement and:

•should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•may have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•were made only as of the date of the applicable agreement, or such other date or dates as may be specified in the agreement, and are subject to more recent developments.

Accordingly, these representations, warranties, covenants and conditions may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this report and the Company’s other public filings, which are available without charge through the Securities and Exchange Commission’s website at http://www.sec.gov.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation, dated April 28, 2021 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 4, 2021).
3.2	Second Amended and Restated by-Laws, dated April 28. 2021 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on May 4, 2021).
16.1	Letter from WithumSmith+Brown, PC to the SEC (incorporated by reference to Exhibit 16 to the Current Report on Form 8-K filed on August 11, 2021).
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of San Francisco, State of California on November 9, 2021.

STEM, INC.

By:	/s/ William Bush
William Bush
Chief Financial Officer
(Principal Financial Officer)