Form 10-K
period 2021-12-31
STEM, INC.
filed 2022-02-28
CIK 1758766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————————————
FORM 10-K
—————————————————

☒	QUARTERLY ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	QUARTERLY TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from ________ to ________

STEM, INC.
(Exact name of registrant as specified in its charter)

Delaware	333-251397	85-1972187
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2021, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was $4.998 billion.

As of February 17, 2022, the number of shares of common stock outstanding was 153,443,756.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and is incorporated by reference from, Stem’s definitive proxy statement for its 2022 Annual Meeting of Stockholders, to be filed by Stem with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A within 120 days after December 31, 2021 (the “2022 Proxy Statement”).

Forward-Looking Statements
The discussions in this Annual Report on Form 10-K contain forward-looking statements reflecting our current expectations that involve risks and uncertainties. These forward-looking statements include, but are not limited to, statements concerning any potential future impact of the coronavirus disease (“COVID-19”) pandemic on our business, our strategy, future operations, future financial position, future revenues, projected costs, profitability, expected cost reductions, capital adequacy, expectations regarding demand and acceptance for our technologies, growth opportunities and trends in the market in which we operate, prospects and plans and objectives of management. The words “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those contemplated in the forward-looking statements, including, without limitation, the risks set forth in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission. We do not assume any obligation to update any forward-looking statements after the date of this Report, except as required by law.

Part I.
ITEM 1. BUSINESS
Overview
Stem, Inc., a Delaware corporation (the “Company,” “we,” “us,” or “our”), is a large, digitally connected, intelligent energy storage network provider, providing our customers (i) with an energy storage system, sourced from leading, global battery original equipment manufacturers (“OEMs”), that we deliver through our partners, including solar project developers and engineering, procurement and construction firms and (ii) through our Athena® artificial intelligence (“AI”) platform (“Athena”), with ongoing software-enabled services to operate the energy storage systems for up to 20 years. In addition, in all the markets where we operate our customers’ systems, we have agreements to manage the energy storage systems using our Athena platform to participate in energy markets and to share the revenue from such market participation.
We deliver our battery hardware and software-enabled services to our customers through our Athena platform. Our hardware and recurring software-enabled services mitigate customer energy costs through time-of-use and demand charge management innovations and a network of virtual power plants. The resulting network created by our growing customer base is designed to increase grid resilience and reliability through the real-time processing of market-based demand cycles, energy prices and other factors in connection with the deployment of renewable energy resources to such customers. Additionally, our energy storage solutions support renewable energy generation by alleviating grid intermittency issues and thereby reducing customer dependence on traditional, fossil fuel resources. As of December 31, 2021, Athena had accumulated more than 25.9 million runtime hours, which is equivalent to more than 2,900 years of operational experience, across hundreds of sites and customers in several utility territories across the U.S., Canada and Chile.
We believe that energy storage, which can instantly provide grid power 24x7, is a critical component of the global transition to renewable energy and a distributed energy infrastructure. As a result, there is rising demand for clean electric power solutions that can provide electric power with lower carbon emissions and high availability. One such solution is distributed, renewable generation, which is supplementing and replacing conventional generation sources, given its increasingly compelling economics. According to a September 23, 2020 report from Wood Mackenzie Energy Storage Service (“Wood Mackenzie”), since 2019, 90% of the new interconnection requests in the U.S. electrical markets were for installations of renewable energy assets. However, one of the principal challenges affecting the increased development of renewable energy assets is the intermittent capacity that solar and wind generation exhibit when integrating into electrical power networks. Energy storage helps mitigate intermittency by acting as an energy reserve in times when wind and solar generation is reduced, unavailable or offline, which is why as of November 21, 2021 Bloomberg New Energy Finance (“BNEF”) forecasted energy storage solutions and services to represent a $1.2 trillion revenue opportunity on a cumulative basis through 2050.
The transition to renewable energy and a distributed energy infrastructure has resulted in an increase in the complexity and variability of end-customer electricity demand influenced by onsite generation and flexible sources of load. Accordingly, it has become nearly impossible to efficiently manage and operate businesses and the grid using a schedule based, human operated approach. Instead, the utilization of intelligent, responsive energy storage throughout the grid is required to provide the real-time balance necessary to support more distributed renewable assets, and we believe that Athena fulfills this vital need of a modern energy infrastructure. Athena unlocks the value of battery storage by providing energy forecasting, real-time energy optimization and automated controls for our customers leveraging over 10 years of operational data and experience. By dispatching electricity to our Commercial & Industrial (“C&I”) customers through our energy storage network during periods of peak power demand, we are able to reduce our customers’ electricity expenses, improve the value of their energy usage and diminish their environmental impact. In addition, our energy storage network enables grid operators to decrease their reliance on conventional generation sources, thereby improving the resiliency of the electrical grid and enabling lower carbon emissions through the increased adoption of renewable generation sources.
We operate in two key areas within the energy storage landscape: Behind-the-Meter (“BTM”) and Front-of-the-Meter (“FTM”). An energy system’s position in relation to a customer’s electric meter determines whether it is designated a BTM or FTM system. BTM systems installed at C&I customer locations generate energy that can be used on-site without interacting with the electric grid and passing through an electric meter. Our BTM systems are designed to reduce C&I customer energy bills and help our customers achieve their corporate environmental, social, and corporate governance (“ESG”) objectives. FTM, grid-connected systems deliver power into the grid, which is often sold to off-site customers and must pass through an electric meter prior to reaching an end-user. Our FTM systems are designed to decrease risk for project developers, asset owners, independent power producers and investors by adapting to dynamic energy market conditions in connection with the deployment of electricity and improving the combined value of the solar renewable resource and energy storage over the course of their FTM system’s useful life. As an early participant in the BTM market, we developed operational focus and technical capabilities that position us to have multiple product offerings and services in the evolving market for FTM energy storage services. We believe that Athena’s ability to optimize operations in both the BTM and FTM markets is unique in the industry and provides us with a competitive advantage.
History
We were originally known as Star Peak Energy Transition Corp. (“STPK”), which was a special purpose acquisition company that completed its public offering on August 20, 2020. On April 28, 2021 (the “Closing Date”), we consummated a business combination (the “Merger”) pursuant to an Agreement and Plan of Merger by and among STPK, STPK Merger Sub Corp., a Delaware corporation and wholly-owned subsidiary of STPK (“Merger Sub”), and Stem, Inc., a Delaware corporation (“Legacy Stem”). The Merger was effected on the Closing Date through the merger of the Merger Sub with and into Legacy Stem, with Legacy Stem surviving as a wholly-owned subsidiary of the Company. Legacy Stem was a private company and is considered the Company’s accounting predecessor.
On June 30, 2021, we issued 4,683,349 shares of common stock (the “Exchange Shares”) to Star Peak Sponsor LLC, a Delaware limited liability company (“STPK Sponsor”), and Star Peak Sponsor Warrantco LLC, a Delaware limited liability company (together with STPK Sponsor, the “Sellers”). The issuance was pursuant to an Exchange Agreement dated as of June 25, 2021 by and among us and the Sellers (the “Exchange Agreement”). Pursuant to the Exchange Agreement and in consideration of the issuance to the Sellers of the Exchange Shares, the Sellers exchanged 7,181,134 warrants originally issued to STPK Sponsor in a private placement that closed simultaneously with the STPK initial public offering. The Exchange Shares were issued in reliance upon the exemption provided by Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”).
On August 20, 2021, we issued an irrevocable notice for the redemption of all 12,786,129 of our outstanding public warrants at 5:00 p.m. Eastern time on September 20, 2021 (the “Redemption Date”). Pursuant to the notice of redemption, holders of public warrants exercised 12,638,723 public warrants for proceeds to us of $145.3 million, and we redeemed all remaining outstanding public warrants that had not been exercised as of 5:00 p.m. Eastern time on the Redemption Date. The public warrants have been delisted from the NYSE, and there are no public warrants left outstanding.
On November 22, 2021, we sold to Morgan Stanley & Co. LLC, Goldman Sachs & Co. LLC and Barclays Capital Inc, as initial purchasers (the “Initial Purchasers”), and the Initial Purchasers purchased from us, $460.0 million aggregate principal amount of our 0.50% Green Convertible Senior Notes due 2028 (the “2028 Convertible Notes”), pursuant to a purchase agreement dated as of November 17, 2021, by and between us and the Initial Purchasers. The Notes were offered in a private placement in reliance on Section 4(a)(2) of the Securities Act to the Initial Purchasers for initial resale to qualified institutional buyers pursuant to an exemption from registration provided by Rule 144A promulgated under the Securities Act. On November 17, 2021, in connection with the pricing of the Notes, and on November 19, 2021, in connection with the exercise in full by the Initial Purchasers of their option to purchase additional Notes, we entered into capped call transactions with certain of the Initial Purchasers of the Notes. The Company’s net proceeds from this offering were approximately $445.7 million, after deducting the Initial Purchasers’ discounts and commissions and the estimated offering expenses payable by us. We used approximately $66.7 million of the net proceeds to pay the cost of the capped call transactions.
On February 1, 2022, we completed the acquisition of 100% of the outstanding shares of AlsoEnergy Holdings, Inc. (“AlsoEnergy”) for an aggregate purchase price of $695.0 million, consisting of approximately 75% in cash and approximately

25% in shares of the Company’s common stock. The acquisition was structured on a cash-free, debt-free basis and subject to other customary adjustments as set forth in the purchase agreement.
The transaction combines our storage optimization capabilities with AlsoEnergy’s solar asset performance monitoring and control software. We will complete our initial accounting for the acquisition during the first quarter of 2022.
Competitive Strengths
Our competitive strengths include the following:
•Significant Benefits from Scale & Network Effects: We believe we are the largest in global distributed energy storage megawatts under management, with more than 1.5 GWh operating or contracted across more than 1,000 sites. This generates a significant amount of operational data leading to enhanced software performance through machine-learning and improving customer economics.
•Advanced Technology Platform: We developed one of the first AI platforms for energy storage and virtual power plants, automating storage participation in electricity markets, performing monitoring and management of customer loads, solar generation and energy prices with real-time, complex decision- making algorithms. The platform is able to co-optimize multiple energy market revenue streams across a diverse fleet of hardware throughout multiple geographies and energy markets.
•Compelling Business Model & Customer Solutions: We provide a seamless customer experience from commercial proposal to installation. We pioneered a project financed offering for C&I energy storage, providing customers immediate significant savings without capital expenditure. C&I customers are aggressively procuring renewable energy to meet ESG targets and save money on electricity, our solution enables these objectives with no impact to customer operations. Customers sign long-term contracts, typically between 10 and 20 years in duration, while providing us the flexibility to control their energy storage system to earn market participation revenue, lower their energy costs and meet their decarbonization goals.
•Leading Strategic Partnerships: We have numerous partnerships with a diverse set of industry leaders to reduce execution risk and increase speed to market in certain geographies. In Massachusetts, we have a partnership with Constellation Energy to pair our energy storage systems with retail energy offerings for C&I customers. Internationally, we have partnerships with leading regional industrial equipment and energy firms such as Copec in South America, each focused on leveraging the partner’s local market knowledge and reputation with leading corporates, utilities and grid operators.
•Exceptional AI and Energy Storage Expertise: We have a seasoned leadership team with a demonstrated track record of execution and more than 150 years of accumulated experience in energy storage, software and distributed energy expertise focused on artificial intelligence and technology development, new market commercialization, renewable project development and utility / grid program operations. Our data science team has more than 135 years of combined experience in machine learning, optimization and controls.
Our Strategy
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
Our Customers
We operate in two key markets within the energy storage landscape: BTM and FTM. BTM systems installed at C&I customer locations provide power that can be used on-site without interacting with the electric grid and generally without generating energy that passes through a utility electric meter. FTM grid-connected systems deliver power into the grid which is often sold to off-site customers and transported by the grid prior to reaching an end-user. For BTM customers, we seek to maximize value by providing AI-powered storage services that reduce spending on utility bills, enhance the economics of solar and provide backup power. Additionally, we help BTM customers achieve renewable energy targets as part of their ESG commitments. For FTM customers, we provide software-enabled services to capture revenue from energy market participation, including the sale of capacity, energy and ancillary services into regional electricity markets helping these customers enhance renewable project returns while improving grid resiliency and reliability for utilities and grid operators. These services that we provide are all at the direction of our customers, and we do not independently participate in the wholesale electricity market.

We believe that Athena’s ability to optimize the operations in both the BTM and FTM markets is unique in the industry and provides a competitive differentiation. As an early participant in the BTM market, we developed operational focus and technical capabilities that position us to have multiple product offerings and services in the evolving market for FTM energy storage services. In particular, we believe recent regulatory actions by the Federal Energy Regulatory Commission (the “FERC”) and by global utilities and grid operators will enable distributed energy storage systems to participate in energy markets and receive equivalent compensation and market access to the same extent as conventional generation assets. Such regulatory actions are expected to provide new economic opportunities for software-enabled services offerings in the energy storage and broader distributed energy resource markets.
Research and Development
We have invested significant amounts of time and expense in the development of our Athena platform. The ability to maintain our leadership position depends in part on our ongoing research and development activities. Our software development team of 50 employees is responsible for the design, development, integration and testing of the Athena platform. In addition, we augment our internal team with 15 off-shore contractors for flexible development capacity. We focus our efforts on developing Athena to continuously improve our algorithms, augment value with new revenue streams and localize based on geography and regulatory considerations.
Our research and development is principally conducted by our teams in the Silicon Valley and Seattle. As of December 31, 2021, we had 66 full-time employees engaged in research and development activities.
Intellectual Property
Intellectual property is a key differentiator for our business, and we seek protection whenever possible for the intellectual property that we own and control, including but not limited to patents, proprietary information, trade secrets and software tools and applications. We rely upon a combination of patent, copyright, trade secret and trademark laws, as well as employee and third-party non-disclosure agreements and other contractual restrictions to establish and protect our proprietary rights.
We have developed a significant patent portfolio to protect elements of our proprietary technology. As of December 31, 2021, we had 27 issued patents and 4 patent applications pending in the U.S.
Our intellectual property encompasses a diverse mix of patents with respect to our proprietary systems and software. These patents relate to the following broad categories:
•power electronics, including the basic interaction of batteries with the power grid where such electronics convert direct current (DC) battery power to alternating current (AC) compatible grid power;
•analytics and control, including use cases and decisions into the operation of an energy storage system and the coordination of providing economic or operational value to a customer; and
•networked operations and grid services that involve the aggregation and operation of a group of energy storage systems to provide value to a utility or grid operator.
Our registered trademarks for goods and services include “Stem,” “Powerscope,” “Athena” and “Energy Superintelligence.” The goods and services relating to these trademarks include, but are not limited to, energy optimization services, software as a service for energy optimization services and energy storage charge and discharge.

We continually review our development efforts to assess the existence and patentability of our intellectual property. We pursue the registration of our domain names and trademarks and service marks in the U.S. In an effort to protect our brand, as of December 31, 2021, we had four registered trademarks in the U.S.
We have no pending claims of infringement or similar claims with third parties with respect to our intellectual property.

Competition
The energy storage industry is highly competitive, and new regulatory requirements for carbon emissions, technological advances, the lower cost of renewable energy, the decrease in battery costs, improving battery technology and shifting customer demands are causing the industry to evolve and expand. We believe that the principal competitive factors in the energy storage market include, but are not limited to:
•safety, reliability and quality;
•product performance and uptime;
•historical track record and references for customer satisfaction;
•experience in utilizing the energy storage system for multiple stakeholders;
•technological innovation;
•comprehensive solution from a single provider;
•ease of integration; and
•seamless hardware and software-enabled service offerings.
There is rising demand for clean electric power solutions that can provide electric power with lower carbon emissions with high availability. Additionally, the transition to renewable energy sources and distributed energy infrastructure has increased the complexity and variability of end-customer electricity demand. This industry transformation has created an opportunity for an increased role for energy storage solutions like ours. We believe as one of the largest in this industry we have a significant head start against our competition in this rapidly evolving environment. We believe the global push for lower carbon emissions combined with vast technological improvements in lithium-ion battery-powered technologies will drive commercial and industrial customers, utilities, independent power producers and project developers to grow their use of and investment in energy storage systems.
Our key competitors include energy storage system OEMs, hardware integration providers, renewable project developers and engineering, procurement and construction firms. Our industry peers are typically focused on the development and marketing of single-purpose built solutions with captive hardware offerings, while our AI-powered platform is capable of delivering a multitude of software-enabled services operating an extensive and diverse network of energy storage systems across multiple geographies, utility and grid operator service areas.
We believe that one of the key advantages driving sustainable differentiation for our company includes the focus and capabilities built in our pioneering history in the BTM segment of the energy storage industry. This experience required an emphasis on AI-driven co-optimization of energy storage operations and the build out of significant operational infrastructure to execute economic considerations for enterprise customers, utilities and grid operators. We believe that the distributed asset management capability from this experience positions us well to compete in the evolving FTM segment of the energy storage industry as recent regulatory actions include the liberalization and formalization of rules for compensation of market participation for distributed energy resources. We believe the legacy single-purpose market for FTM solutions will be driven by greater demand for flexible solutions that can access multiple market opportunities. Our solutions have been designed to mitigate the challenges of today’s enterprise customers, independent power producers, utilities, renewable asset owners and the modern electrical grid at scale with continuous improvements to artificial intelligence optimization strategies informed by operational data from one of the industry’s largest network of digitally-connected energy storage systems.
We believe we are well-positioned to compete successfully in the market for energy storage hardware and software-enabled services. Despite our limited operating history, we are among the leaders in global distributed energy storage under management, supported by our Athena platform, compelling customer services, strategic partnerships and seasoned leadership team with a proven track record of success.
Government Regulation and Compliance
There are varying policy frameworks across the U.S. and abroad designed to support and accelerate customer adoption of clean and/or reliable distributed generation technologies. These policy initiatives come in the form of tax incentives, cash grants, performance incentives and/or electric tariffs.

Our AI-powered platform manages energy storage systems currently installed in California, Massachusetts, New York, Hawaii and Texas, each of which has its own enabling policy framework. Some states have utility procurement programs and/or renewable portfolio standards for which our technology is eligible. These energy storage systems currently qualify for tax exemptions, incentives or other customer incentives in many states, including the states of California, Massachusetts and New York. These policy provisions are subject to change.
Although we are not regulated as a utility, federal, state and local government statutes and regulations concerning electricity heavily influence the market for our product and services. These statutes and regulations often relate to electricity pricing, net metering, incentives, taxation, competition with utilities and the interconnection of customer-owned electricity generation. In the U.S., governments, often acting through state utility or public service commissions, change and adopt different rates for commercial customers on a regular basis. These changes can have a positive or negative effect on our ability to deliver cost savings to customers for the purchase of electricity.
Several states have an energy storage mandate or policies designed to encourage the adoption of storage. For example, California offers a cash rebate for storage installations through the Self Generation Incentive Program and Massachusetts and New York offer performance-based financial incentives for storage. Storage installations also are supported in certain states by state public utility commission policies that require utilities to consider alternatives such as storage before they can build new generation. In February 2018, the FERC issued Order 841 directing regional transmission operators and independent system operators to remove barriers to the participation of storage in wholesale electricity markets and to establish rules to help ensure storage resources are compensated for the services they provide. An appeal of Order 841 filed by utility trade associations and other parties challenging the extent of the FERC’s jurisdiction over storage resources connected to distribution systems (among other issues) is currently pending before the U.S. Court of Appeals for the D.C. Circuit. In September 2020, the FERC issued Order 2222, opening up U.S. wholesale energy markets to aggregations of distributed energy resources like rooftop solar, BTM batteries and electric vehicles.
Energy storage systems require interconnection agreements from the applicable local electricity utilities in order to operate. In almost all cases, interconnection agreements are standard form agreements that have been pre-approved by the local public utility commission or other regulatory body with jurisdiction over interconnection agreements. As such, no additional regulatory approvals are typically required once interconnection agreements are signed.
Our operations are subject to stringent and complex federal, state and local laws and regulations governing the occupational health and safety of our employees and wage regulations. For example, we are subject to the requirements of the federal Occupational Safety and Health Act, as amended, and comparable state laws that protect and regulate employee health and safety.
There are government regulations pertaining to battery safety, transportation of batteries and disposal of hazardous materials. We and our suppliers, as applicable, are required to comply with these regulations in order to sell our batteries into the market. The license and sale of our batteries and technology abroad is likely to be subject to export controls in the future.
Each of our installations or customer installations must be designed, constructed and operated in compliance with applicable federal, state and local regulations, codes, standards, guidelines, policies and laws. To install and operate energy storage systems on our platform, we, our customers or our partners, as applicable, are required to obtain applicable permits and approvals from local authorities having jurisdiction to install energy storage systems and to interconnect the systems with the local electrical utility.
Human Capital Resources
Our mission is to build and operate the largest digitally connected energy storage network for our customers, and we are also committed to creating a world-class workforce. We aim to foster and maintain a workplace that values the unique talents and contributions of every individual. We believe it is the diversity of our people, with varied skills and backgrounds, that shape our success and innovation. Our people-focused culture is driven by collaboration and global cross-functional connections. We recognize the success of Stem is dependent on our talent and the satisfaction of our global workforce, and we are greatly invested in the ability of our people to succeed and thrive. The following discussions provide a description of our employees, and outline how we manage our human capital resources and how we invest in our employees’ success.

Employees
As of December 31, 2021, we had 213 employees, of whom 195 were based in the United States and 18 in Canada. As of December 31, 2021, approximately 28% of the global team was female and 72% was male.

We have not experienced any employment-related work stoppages due to the COVID-19 pandemic or otherwise, and consider relations with our employees to be good. Specifically, in response to local government and health guidelines around the COVID-19 pandemic we shifted almost all of our employees to remote work and began offering tools and services for optimizing remote work. We believe that our future success depends in part on our continued ability to hire, motivate and retain qualified employees in any operating environment.

Recruiting
We believe in investing for the future, including the future of our workforce, and have several talent programs to recruit exceptional individuals who share our values. Our recruiting team and hiring managers begin with the creation of detailed job descriptions, which clearly outline the skills and experience necessary for success in each role. We believe these steps are essential to effectively interview for identifiable skillsets and not just “personality fits.” We strive to build our workforce from within whenever possible; however, if the best candidate for an available position is not identified from within our existing talent pool, we will look externally for the best talent. Our recruitment strategy is to initially search for candidates directly through our professional networks, university and mentorship programs, and through advertising with certain partners. We also occasionally use recruitment consultants and search firms.

Professional Development
We are committed to helping people realize their highest potential and fostering a culture that supports personal development for individuals, leaders and teams across the organization. Our employees enjoy ample opportunity to learn new skills to develop and advance their career, and we provide opportunities for all our employees to receive ongoing formal training to help foster their professional development. We also encourage continuing education programs through approved institutions and online learning such as Udemy and Stem University.

Employee Feedback
We value the feedback we receive from our employees. Our annual employee engagement survey asks all of our employees for their input on a variety of matters. The results of the employee survey are disseminated to all employees, and the results are used to design action plans to assist managers with actively responding to employees’ sentiments. The employee survey is an important tool that allows us to continuously improve, innovate and evolve through ongoing engagement and measurement.

Diversity and Inclusion
We are committed to building an inclusive culture and team environment that supports current and future diversity in our industry and our talent. In the spirit of Stem’s core values we are One Team and succeed through collaboration when we respect, acknowledge and celebrate each other’s differences. We are committed to creating an inclusive environment that promotes equality, cultural awareness and respect by implementing policies, benefits, training, recruiting and recognition practices to support our colleagues. We believe that diversity and inclusion is about valuing our differences and continually identifying ways to improve our cultural intelligence which ultimately leads to better decision-making and a more tailored client experience. To help us achieve and maintain a diverse workforce, we globally monitor certain employee demographic data such as gender, ethnicity, tenure and age.
Employee Compensation, Benefits & Wellbeing
We strive to enrich and elevate the lives of our employees through a robust compensation and benefits package that is flexible to meet both individual and family needs, including but not limited to:
•Market competitive compensation packages;
•Robust health and well-being benefits, including a variety of medical, dental, and vision benefit offerings, and physical and mental health programs;
•Paid maternity/paternity leave;
•Snacks and beverages in the office;
•Competitive paid time off and paid holidays;
•Retirement plan alternatives and education offerings; and
•Social activities and happy hours.
Our employee compensation structure is designed to attract, motivate and retain employees and we accomplish this through our competitive compensation and bonus structure.

Available Information

Our website is www.stem.com. We use our Investor Relations website, at https://investors.stem.com,, as a routine channel channel for distribution of important information, including news releases, analyst presentations, and financial information. We make available free of charge, though our Investor Relations website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers, and amendments to each of those reports, as soon as reasonably practicable after such material is filed with or furnished to the SEC. Alternatively, you may access these reports at the SEC’s website at www.sec.gov. Copies are also available, without charge, from Stem Investor Relations, 100 California Street, 14th Floor, San Francisco, California, 94111. Unless expressly noted, the information on our website or any other website is not incorporated by reference in this Form 10-K and should not be considered part of this Form 10-K or any other filing that we make with the SEC.
Information About Our Executive Officers
The following table sets forth, as of January 30, 2022, the names and ages of the executive officers of Stem, Inc., including all offices and positions held by each for the past five years.

Name	Age	Current Position and Five-Year Business Experience
John Carrington	55	Chief Executive Officer and Director, since December 2013.
Bill Bush	56	Chief Financial Officer, since November 2016.
Saul R. Laureles	56
Chief Legal Officer and Secretary, since May 2021; Director, Corporate Legal Affairs and Assistant Corporate Secretary at Schlumberger Limited (a global oilfield services company), from May 2007 to May 2021.

Mark Triplett	60	Chief Operating Officer, since March 2018; Chief Operating Officer at Green Charge Networks, LLC (an energy storage company), from July 2015 to March 2018.
Alan Russo	52
Chief Revenue Officer, since February 2019; Senior Vice President of Global Sales and Marketing, April 2018 to February 2019; Senior Vice President of Sales and Marketing at REC Solar Holdings AS (subsidiary of Duke Energy), from October 2015 to April 2018.

Larsh Johnson	64	Chief Technical Officer, since January 2016.
Prakesh Patel	47	Chief Strategy Officer since January 2020; Vice President of Capital Markets and Strategy from 2013 to January 2020.
ITEM 1A. RISK FACTORS.
The following discussion of risk factors known to us contains important information for the understanding of our “forward-looking statements,” which are discussed immediately following Item 7A. of this Form 10-K and elsewhere. These risk factors should also be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and related notes included in this Form 10-K.
We urge you to consider carefully the risks described below, which discuss the material factors that make an investment in our securities speculative or risky, as well as in other reports and materials that we file with the SEC and the other information included or incorporated by reference in this Form 10-K. A manifestation of any of the following risks and uncertainties, or additional risks and uncertainties not currently known to us or that we currently deem immaterial, could, in circumstances we may or may not be able to accurately predict, materially adversely affect our business, operations, reputation, financial condition, results of operations, cash flows, liquidity, growth, prospects and stock price.
Summary Risk Factors
Risks Related to our Acquisition of AlsoEnergy
•We may fail to realize the anticipated benefits of our acquisition of AlsoEnergy.
•Business issues currently faced by AlsoEnergy may adversely affect our operations.
Risks Related to Our Business and Industry
•Our limited operating history at current scale and our nascent industry make evaluating our business and prospects difficult.
•Our distributed generation offerings may not receive widespread market acceptance.
•Our operations may continue to be adversely affected by the coronavirus outbreak.

•Sufficient demand for our hardware and software-enabled services may not develop or take longer to develop than we anticipate.
•Events that negatively affect the growth of renewable energy may have a negative effect on our business.
•Battery storage costs may not continue to decline.
•Estimates and assumptions used to determine the size of our total addressable market may be inaccurate.
•We currently face and will continue to face significant competition.
Risks Relating to Our Operations
•Supply chain disruption and competition could result in insufficient inventory and negatively affect our business.
•Long-term supply agreements could result in insufficient inventory.
•Our hardware and software-enabled services involve a lengthy sales and installation cycle. If we fail to close sales on a regular and timely basis it could adversely affect our business.
•We may fail to attract and retain qualified management and technical personnel, which may adversely affect our ability to compete and grow our business
•We may not be able to develop, produce, market and sell our hardware and software-enabled services successfully.
•We have incurred significant losses in the past and expect to incur net losses through 2022.
•We may be unable to reduce our cost structure.
•Any future acquisitions we undertake may disrupt our business, adversely affect operations, dilute our stockholders, and expose us to significant costs and liabilities.
•Our current and planned foreign operations will subject us to additional business, financial, regulatory, and competitive risks.
•Our platform performance may not meet our customers’ expectations or needs.
•If any energy storage systems procured from OEM suppliers and provided to our customers contain manufacturing defects, our business and financial results could be adversely affected.
•Estimates of useful life for our energy storage systems and related hardware and software-enabled services may be inaccurate, and our OEM suppliers may not meet service and performance warranties and guarantees.
•Future product recalls could materially adversely affect our business, financial condition and operating results.
•Any disruption of, or interference with, our use of Amazon Web Services could adversely affect our business.
•Any failure to offer high-quality technical support services may adversely affect our relationships with our customers.
•Our business currently depends on the availability of rebates, tax credits and other financial incentives.
•The economic benefit of our energy storage systems to our customers depends on the cost of electricity available from alternative sources.
•Our business is subject to risks associated with construction.
•The growth of our business depends on customers renewing their services subscriptions.
•Changes in subscriptions or pricing models may not be reflected in near-term operating results.
•Severe weather events, including the effects of climate change, may impact our customers and suppliers.
•Increased scrutiny regarding ESG practices and disclosures could result in additional costs and adversely impact our business and reputation.
Risks Related to Third-Party Partners
•We are exposed to interconnection and transmission facility development and curtailment risks.
•We may not successfully maintain relationships with third-parties such as contractors and developers.
•We may not maintain customer confidence in our long-term business prospects.

Risks Related to Our Intellectual Property and Technology
•Our future growth depends on our ability to continue to develop and maintain our proprietary technology.
•We may experience IT or data security failures.
•Our technology could have undetected defects, errors or bugs in hardware or software.
•We may not adequately secure, protect and enforce our intellectual property rights and trademarks.
•Our patent applications may not result in issued patents and our patents may not provide adequate protection
•We may need to defend ourselves against claims that we infringed intellectual property rights of others.
Regulatory Risks
•The installation and operation of our energy storage systems are subject to environmental laws and regulations.
•Existing regulations and changes to such regulations may reduce demand for our energy storage systems.
•Our business could be adversely affected by trade tariffs or other trade barriers.
•Negative attitudes toward renewable energy from lawmakers and others may adversely affect our business, including by delaying permits for our customers’ projects.
Additional Risks Related to Ownership of our Common Stock
•We may not successfully correct all of the material weaknesses in our internal control over financial reporting, which could affect the reliability of our consolidated financial statements and have other adverse consequences.
•We may issue a significant number of shares in the future in connection with investments or acquisitions.
•We do not intend to pay cash dividends for the foreseeable future.
•Analysts may not publish sufficient or any research about our business or may publish inaccurate or unfavorable research.
•The trading price of our common stock is volatile.
•Our financial and operating results are likely to fluctuate on a quarterly basis in future periods.
•Certain provisions of the Company’s organizational documents may have an anti-takeover effect.
•The Company’s exclusive forum provision may limit the Company’s stockholders’ ability to obtain a favorable judicial forum for disputes.
General Risk Factors
•We will continue to incur significant costs as a result of operating as a public company.
•Our management team has limited experience managing a public company.
•Future litigation, investigations or regulatory or administrative proceedings could have a material adverse effect on our business.
Risks Related to our Acquisition of AlsoEnergy
We may fail to realize the anticipated benefits of our acquisition of AlsoEnergy.
The success of our acquisition of AlsoEnergy will depend on, among other things, our ability to combine our business with that of AlsoEnergy in a manner that facilitates growth opportunities and realizes anticipated synergies. However, we must successfully combine both businesses in a manner that permits these benefits to be realized. The acquisition of AlsoEnergy is our first significant acquisition, and we have very limited experience integrating a company of the size and geographic scope of AlsoEnergy. The anticipated benefits of our integration plan may not be realized on a timely basis, if at all. In addition, we must achieve the anticipated synergies without adversely affecting current revenues and investments in future growth. If we are not able to achieve these objectives, the anticipated benefits of the acquisition may not be realized fully, may take longer to realize than expected, or may never be realized.
Potential issues and difficulties we may encounter in integrating AlsoEnergy include the following:
•difficulties in managing the expanded operations of a significantly larger and more complex combined company;

•difficulties in managing operations in foreign jurisdictions in which we have never operated (see — “Our current and planned foreign operations could subject us to additional business, financial, regulatory and competitive risks” below);
•maintaining employee morale and retaining key management and other employees;
•integrating personnel from the two companies while maintaining focus on providing consistent, high-quality products and customer service;
•retaining existing business and operational relationships, including customers, suppliers and employees and other counterparties, and attracting new business and operational relationships;
•consolidating corporate and administrative infrastructures and eliminating duplicative operations, and addressing unanticipated issues in integrating information technology, communications and other systems;
•potential unknown liabilities and unforeseen expenses associated with the AlsoEnergy acquisition; and
•performance shortfalls at one or both of the two companies as a result of the diversion of management’s attention caused by completing the acquisition and integrating the companies’ operations.
Many of these factors will be outside of our control, and any one of them could result in delays, increased costs, decreases in the amount of expected revenues or cost synergies, and other adverse impacts, which could materially affect our financial position, results of operations and cash flows.
Business issues currently faced by AlsoEnergy may adversely affect our operations.
To the extent that AlsoEnergy currently has or is perceived by customers to have operational challenges, such as on-time performance, safety issues or workforce issues, those challenges may raise concerns by our existing customers following the acquisition, which may limit or impede our future ability to obtain additional work from those customers.
Risks Related to Our Business and Industry
Our limited operating history at current scale and our nascent industry make evaluating our business and prospects difficult.
From our inception in 2009 through 2012, we were focused principally on research and development activities relating to our energy storage system technology. We did not sell any of our battery hardware and software-enabled services and did not recognize any material revenue until fairly recently. As a result, we have a limited history operating our business at its current scale, and therefore a limited history upon which you can base an investment decision.
There is rising demand for clean electric power solutions that can provide electric power with lower carbon emissions with high availability. One such solution is distributed, renewable energy generation, which is supplementing and replacing conventional generation sources, given its increasingly compelling economics. Among other renewable energy market trends, we expect our business results to be driven by declines in the cost of generation of renewable power both on an absolute basis and relative to other energy sources (as evidenced by current solar and wind generation deployments), decreases in the cost of manufacturing battery packs and a rapidly growing energy storage market driven by increasing demand from commercial and industrial customers, utilities and grid operators. However, predicting our future revenue and appropriately budgeting for our expenses is difficult, and we have limited insight into trends that may emerge and affect our business.
The distributed generation industry is emerging and our distributed generation offerings may not receive widespread market acceptance.
The implementation and use of distributed generation at scale is still relatively nascent, and we cannot be sure that potential customers will accept such solutions broadly, or our hardware and software-enabled services more specifically. Enterprises may be unwilling to adopt our offerings over traditional or competing power sources for any number of reasons, including the perception that our technology is unproven, lack of confidence in our business model, unavailability of back-up service providers to operate and maintain the energy storage systems, and lack of awareness of our related hardware and software-enabled services. Because this is an emerging industry, broad acceptance of our hardware and software-enabled services is subject to a high level of uncertainty and risk. If the market develops more slowly than we anticipate, our business may be adversely affected.
Our operations may continue to be adversely affected by the COVID-19 pandemic, and we face disruption risks from the pandemic that could adversely affect our business.

The COVID-19 pandemic has resulted in the extended shutdown of certain businesses in the U.S., Europe and Asia, which has resulted, and may in the future result, in disruptions or delays to our supply chain and has resulted in, and may result in further, significant disruptions to our customer base. Any disruption in these businesses will likely negatively affect our sales and operating results.
We purchase some of our components and materials outside of the United States through arrangements with various vendors, and have experienced delays in obtaining these components and materials as a result of the COVID-19 pandemic. We have also been affected by inflation in the costs of equipment, components and materials.
To date, COVID-19 has had a limited adverse impact on our operations, supply chains and hardware and software-enabled services. Due to governmental responses to limit the spread of COVID-19 and resulting global economic effects, we may experience significant and unpredictable reductions in demand for our hardware and software-enabled services. In addition, the pandemic may have the effect of heightening many of the other risks described in this “Risk Factors” section, including risks associated with our customers, supply chain and financial condition.
The future impact of the COVID-19 pandemic is highly uncertain and cannot be predicted and there is no assurance that such outbreak will not have a material adverse impact on our business, financial condition and results of operations. The extent of the impact will depend on future developments, including actions taken to contain COVID-19 and if these impacts persist. In particular, we cannot predict the full effects the pandemic will have on the demand for our services, our sales cycles or installation timelines, the collections of account receivable, spending by customers, whether the pandemic will cause further customers to go out of business or continue to limit the ability of our direct sales force to travel to existing or potential customers, all of which could adversely affect our business, financial condition and results of operations.
If renewable energy technologies are not suitable for widespread adoption, or if sufficient demand for our hardware and software-enabled services does not develop or takes longer to develop than we anticipate, our sales may decline and we may be unable to achieve or sustain profitability.
The market for renewable, distributed energy generation is emerging and rapidly evolving, and its future success is uncertain. If renewable energy generation proves unsuitable for widespread commercial deployment or if demand for our renewable energy hardware and software-enabled services fails to develop sufficiently, we would be unable to achieve sales and market share.
Many factors may influence the widespread adoption of renewable energy generation and demand for our hardware and software-enabled services, including, but not limited to the cost-effectiveness of renewable energy technologies as compared with conventional and competitive technologies, the performance and reliability of renewable energy products as compared with conventional and non-renewable products, fluctuations in economic and market conditions that impact the viability of conventional and competitive alternative energy sources, increases or decreases in the prices of oil, coal and natural gas, continued deregulation of the electric power industry and broader energy industry, and the availability or effectiveness of government subsidies and incentives. You should consider our prospects in light of the risks and uncertainties emerging companies encounter when introducing new products and services into a nascent industry.
The failure of battery storage cost to continue to decline would have a negative impact on our business and financial condition.
The growth and profitability of our business is dependent upon the continued decline in the cost of battery storage. Over the last decade the cost of battery storage systems, particularly lithium-ion based battery storage systems, has declined significantly. This lower cost has been driven by advances in battery technology, maturation of the battery supply chain, the scale of battery production by the leading manufacturers and other factors. The growth of our hardware sales and related software-enabled services is dependent upon the continued decrease in the price and efficiency of battery storage systems of our OEM suppliers. If for whatever reason, our OEM suppliers are unable to continue to reduce the price of their battery storage systems, our business and financial condition will be negatively impacted.
If the estimates and assumptions we use to determine the size of our total addressable market are inaccurate, our future growth rate may be affected and the potential growth of our business may be limited.
Market estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may prove to be inaccurate. Even if the market in which we compete meets our size estimates and forecasted growth, our business could fail to grow at similar rates, if at all. The assumptions relating to our market opportunity include, but are not limited to, the following: (i) Wood Mackenzie research forecasts that the U.S. energy storage market, excluding the residential market, is expected to reach a total value of approximately 37.3 GWh in 2026 and the global energy storage market, excluding the residential market, is expected to reach a total value of approximately 75 GWh in 2026; (ii) declines in lithium-ion battery costs and in the cost of renewable generation; (iii) growing demand for renewable energy: and (iv) increased complexity of the electrical grid. Our market opportunity is also based on the assumption that our existing and future offerings will be more attractive to our customers and potential customers than competing products and services. If these assumptions prove inaccurate, our business, financial condition and results of operations could be adversely affected.
We currently face and will continue to face significant competition.
We compete for customers, financing partners and incentive dollars with other energy storage providers. Many providers of electricity, such as traditional utilities and other companies offering distributed generation products, have longer operating histories, customer incumbency advantages, access to and influence with local and state governments, and more capital resources than we do. Significant developments in alternative energy storage technologies or improvements in the efficiency or cost of traditional energy sources, including coal, oil, natural gas used in combustion or nuclear power, may materially and adversely affect our business and prospects in ways we cannot anticipate. We may also face new energy storage competitors who are not currently in the market. If we fail to adapt to changing market conditions and to compete successfully with new competitors, we will limit our growth and adversely affect our business results.
Risks Relating to Our Operations
We are subject to supply chain risk, including as a result of supply chain competition, which could result in insufficient inventory and negatively affect our results of operations.
We purchase our components and materials from international and domestic vendors and are exposed to supply chain risks arising from logistics disruptions, such as delays experienced in obtaining internationally sourced components and materials during the COVID-19 pandemic. In addition to such operational disruptions, international supply arrangements are also exposed to risks related to tariffs and sanctions, as well as political, social, or economic instability in regions where we source products and material. For example, in recent years, China and the U.S. have each imposed tariffs, and there remains a potential for further trade barriers and the possibility of an escalated trade war between China and the U.S. These or other tariffs could potentially impact our hardware component prices and impact any plans to sell products in China and other impacted international markets. Disruptions in the availability of key equipment, components or materials may adversely impact our business and operations, and volatility in prices and availability of such items may negatively impact our customer relationships and ability to plan for future growth.
In addition to the risk of supply chain disruptions, we are also subject to competitive risks resulting from limited supplier capacity. Certain of our suppliers also supply systems and components to other businesses, including businesses engaged in the production of consumer electronics and other industries unrelated to energy storage systems. As a relatively low-volume purchaser of certain of these parts and materials, we may be unable to procure a sufficient supply of the items in the event that our suppliers fail to produce sufficient quantities to satisfy the demands of all of their customers, which could materially adversely affect our business, financial condition and results of operations.
We have in some instances, entered into long-term supply agreements that could result in insufficient inventory and negatively affect our results of operations.
We have entered into long-term supply agreements with certain suppliers of battery storage systems and other components of our energy storage systems. Some of these supply agreements provide for fixed or inflation-adjusted pricing and substantial prepayment obligations. If our suppliers provide insufficient inventory at the level of quality required to meet customer demand, or if our suppliers are unable or unwilling to provide us with the contracted quantities, as we have limited alternatives for supply in the short term, our results of operations could be materially and negatively impacted. Further, we face significant specific counterparty risk under long-term supply agreements when dealing with certain suppliers without a long, stable production and financial history.
Given the uniqueness of our product, many of our suppliers do not have a long operating history and may not have substantial capital resources. In the event any such supplier experiences financial difficulties, it may be difficult or may require substantial time and expense to replace such supplier. We do not know whether we will be able to maintain long-term supply relationships with our critical suppliers, or secure new long-term supply agreements. Additionally, we procure many of the battery storage systems and components of our energy storage systems from non-U.S. suppliers, which exposes us to risks including unforeseen increases in costs or interruptions in supply arising from changes in applicable international trade regulations, such as taxes, tariffs, or quotas. Any of the foregoing could materially adversely affect our business, financial condition and results of operations.

Our hardware and software-enabled services involve a lengthy sales and installation cycle. If we fail to close sales on a regular and timely basis it could adversely affect our business, financial condition and results of operations. Amounts included in our pipeline and contracted backlog may not result in actual revenue or translate into profits.
Our sales cycle is typically six to 12 months for our hardware and software-enabled services, but can vary considerably. In order to make a sale, we must typically provide a significant level of education to prospective customers regarding the use and benefits of our hardware and software-enabled services.
The period between initial discussions with a potential customer and the sale of even a single energy storage system typically depends on a number of factors, including the potential customer’s budget and decision as to the type of financing it chooses to use, as well as the arrangement of such financing. Prospective customers often undertake a significant evaluation process, which may further extend the sales cycle.
We view potential contracts with developers and independent power producers for energy optimization services and transfer of energy storage systems that are currently being pursued by our direct salesforce and channel partners as part of our pipeline. Our pipeline is an internal metric based on numerous assumptions and limitations, and is calculated using our own data that has neither been prepared or audited in accordance with U.S. GAAP, nor been independently verified by third parties. We cannot guarantee that our pipeline provides an accurate indication of our future or expected results, or will result in meaningful revenue or profitability.
Currently, we believe the time between the entry into a sales contract with a customer and the installation of our energy storage systems can range from nine to 18 months, or more. This lengthy sales and installation cycle is subject to a number of significant risks over which we have little or no control. We characterize contracts that have been signed but not yet installed as a booking that becomes part of our backlog. Because of both the long sales and installation cycles, we may expend significant resources without generating a sale or producing revenue from our bookings and backlog.
These lengthy sales and installation cycles increase the risk that our customers may fail to satisfy their payment obligations, cancel orders before the completion of the transaction or delay the planned date for installation. Cancellation rates may be impacted by factors outside of our control including an inability to install an energy storage system at the customer’s chosen location because of permitting or other regulatory issues, unanticipated changes in the cost or availability of alternative sources of electricity available to the customer or other reasons unique to each customer. Our operating expenses are based on anticipated sales levels, and many of our expenses are fixed. If we are unsuccessful in closing sales after expending significant resources or if we experience delays or cancellations, our business, financial condition and results of operations could be adversely affected.
Additionally, we have ongoing arrangements with our customers and target customers. Some of these arrangements are evidenced by contracts or long-term contract partnership arrangements. If these arrangements are terminated or if we are unable to continue to fulfill the obligations under such contracts or arrangements, our business, financial condition and results of operations could be adversely affected.
If we are unable to attract and retain key employees and hire qualified management, technical, engineering and sales personnel, our ability to compete and successfully grow our business could be adversely affected.
We believe that our success and our ability to reach our strategic objectives are highly dependent on the contributions of our key management, technical, engineering and sales personnel. The loss of the services of any of our senior executives and other key employees could disrupt our operations, delay the development and introduction of our hardware and software-enabled services, and negatively impact our business, financial condition and operating results. In addition, our ability to manage our growth effectively, including expanding our market presence in international markets such as Japan, Australia, Europe and Latin America, will be affected by our ability to successfully expand our management team, hire and train new personnel and successfully implement and enhance human resources administrative systems. Our success in hiring, attracting and retaining senior management and other experienced and highly skilled employees will depend in part on our ability to provide competitive compensation packages and a high-quality work environment and maintain a desirable corporate culture. We may not be able to attract, integrate, train, motivate or retain current or additional highly qualified personnel, and our failure to do so could adversely affect our business, financial condition and operating results.
Furthermore, there is continued and increasing competition for talented individuals in our field, and competition for qualified personnel is especially intense in the San Francisco Bay Area, where our principal offices are located. In addition to longstanding competition for highly skilled and technical personnel, we face increased competitive pressures and employee cost inflation in tighter labor markets, such as has been experienced during the COVID-19 pandemic. Industry competition and cross-industry labor market pressures may negatively impact our ability to attract and retain our executive officers and other key technology, sales, marketing and support personnel and drive increases in our employee costs, both of which could adversely affect our business, financial condition and results of operations.
We have incurred significant losses in the past and expect to incur net losses through at least 2023.
Since our inception in 2009, we have incurred significant net losses and have used significant cash in our business. As of December 31, 2021, we had an accumulated deficit of approximately $509.1 million. We expect to continue to expand our operations, including by investing in sales and marketing, research and development, staffing systems and infrastructure to support our growth. Under our current plans, we expect to incur net losses on a GAAP basis through at least 2023. Our ability to achieve profitability in the future will depend on a number of factors, including:
•growing our sales volume;
•increasing sales to existing customers and attracting new customers for our hardware and software- enabled services;
•improving our ability to procure energy storage systems from original equipment manufacturers (“OEMs”) on cost-effective terms;
•improving our consolidated gross margins reflecting the ability to maintain favorable contract pricing and terms with our customers for our hardware and software-enabled services;
•improving the effectiveness of our sales and marketing activities; and
•attracting and retaining key talent in a competitive marketplace.
Even if we do achieve profitability when expected, we may be unable to sustain or increase our profitability in the future.
If we are not able to continue to reduce our cost structure in the future, our ability to become profitable may be impaired.
We must continue to reduce the costs of production, installation and operation of our energy storage systems to expand our market. Additionally, certain of our existing service contracts were entered into based on projections regarding service costs reductions that assume continued advances in the cost of delivery of our services, which we may be unable to realize. While we have been successful in reducing our costs to date, the cost of battery storage systems and other components of our energy storage systems, for example, could increase in the future. Any such increases could slow our growth and cause our financial results and operational metrics to suffer. In addition, we may face increases in our other expenses, including increases in wages or other labor costs, as well as marketing, sales or related costs. We will continue to make significant investments to drive growth in the future. In order to expand into new markets while still maintaining our current margins, we will need to continue to reduce our costs. Increases in any of these costs, or our failure to achieve projected cost reductions, could adversely affect our business, financial condition and results of operations. If we are unable to reduce our cost structure in the future, we may not be able to achieve profitability, which could have a material adverse effect on our business and prospects.
Any future acquisitions we undertake may disrupt our business, adversely affect operations, dilute our stockholders, and expose us to significant costs and liabilities.
Acquisitions are an important element of our business strategy, and we may pursue future acquisitions to increase revenue, expand our market position, add to our service offerings and technological capabilities, respond to dynamic market conditions, or for other strategic or financial purposes. However, we cannot assure you that we will identify suitable acquisition candidates or complete any acquisitions on favorable terms, or at all. In addition, any acquisitions we do complete, including our acquisition of AlsoEnergy, would involve a number of risks, which may include the following:
•the identification, acquisition and integration of acquired businesses require substantial attention from management. The diversion of management’s attention and any difficulties encountered in the integration process could hurt our business;
•the identification, acquisition and integration of acquired businesses requires significant investment, including to determine which new service offerings we might wish to acquire, harmonize service offerings, expand management capabilities and market presence, and improve or increase development efforts and technology features and functions;
•the anticipated benefits from any acquisition may not be achieved, including as a result of loss of clients or personnel of the target, other difficulties in supporting and transitioning the target's clients, the inability to realize expected synergies from an acquisition, or negative organizational cultural effects arising from the integration of new personnel;
•we may face difficulties in integrating the personnel, technologies, solutions, operations, and existing contracts of the acquired business;

•we may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired company, technology or solution, including issues related to intellectual property, solution quality or architecture, income tax and other regulatory compliance practices, revenue recognition or other accounting practices, or employee or client issues;
•to pay for future acquisitions, we could issue additional shares of our common stock or pay cash. Issuance of shares would dilute stockholders. See “— We may issue a significant number of shares in the future in connection with investments or acquisitions” below. Use of cash reserves could diminish our ability to respond to other opportunities or challenges. Borrowing to fund any cash purchase price would result in increased fixed obligations and could also include covenants or other restrictions that would impair our ability to manage our operations;
•acquisitions expose us to the risk of assumed known and unknown liabilities including contract, tax, regulatory or other legal, and other obligations incurred by the acquired business or fines or penalties, for which indemnity obligations, escrow arrangements or insurance may not be available or may not be sufficient to provide coverage;
•new business acquisitions can generate significant intangible assets that result in substantial related amortization charges and possible impairments;
•the operations of acquired businesses, or our adaptation of those operations, may require that we apply revenue recognition or other accounting methodologies, assumptions, and estimates that are different from those we use in our current business, which could complicate our financial statements, expose us to additional accounting and audit costs, and increase the risk of accounting errors;
•acquired businesses may have insufficient internal controls that we must remediate, and the integration of acquired businesses may require us to modify or enhance our own internal controls, in each case resulting in increased administrative expense and risk that we fail to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002; and
•acquisitions can sometimes lead to disputes with the former owners of the acquired company, which can result in increased legal expenses, management distraction and the risk that we may suffer an adverse judgment if we are not the prevailing party in the dispute.

Our current and planned foreign operations expose us to additional business, financial, regulatory and geopolitical risks, and any adverse event could have a material adverse effect on our results of operations.
As a result of our recent acquisition of AlsoEnergy, we now operate in more than 50 countries, including the United States and Canada, and in multiple EU and Latin American countries and Asia. Prior to our acquisition of AlsoEnergy, we operated in only three countries. We may in the future evaluate further opportunities to expand into new geographic markets and introduce new product offerings and services that are an extension of our existing business. We also may from time to time acquire businesses or product lines with the potential to strengthen our market position, enable us to enter attractive markets, expand our technological capabilities, or provide synergy opportunities.
We have very limited experience operating outside of the U.S. Managing our international expansion will require additional resources and controls, including additional manufacturing and assembly facilities. Furthermore, any additional markets that we may enter could have different characteristics from the markets in which we currently operate, and our success will depend on our ability to adapt properly to these differences. Any further international expansion could subject our business to risks associated with international operations, including:
•compliance with multiple, potentially conflicting and changing governmental laws, regulations and permitting processes, including trade, labor, environmental, banking, employment, privacy and data protection laws and regulations, such as the EU Data Privacy Directive, as well as tariffs, export quotas, customs duties and other trade restrictions;
•compliance with U.S. and foreign anti-bribery laws, including the Foreign Corrupt Practices Act of 1977, as amended;
•difficulties in collecting payments in foreign currencies and associated foreign currency exposure;
•compliance with potentially conflicting and changing laws of taxing jurisdictions where we conduct business and applicable U.S. tax laws as they relate to international operations, the complexity and adverse consequences of such tax laws and potentially adverse tax consequences due to changes in such tax laws;
•the laws of some countries do not protect proprietary rights as fully as do the laws of the U.S. As a result, we may not be able to protect our proprietary rights adequately outside of the U.S.;
•regional economic and political conditions;

•conformity with applicable business customs, including translation into foreign languages and associated expenses;
•lack of availability of government incentives and subsidies;
•potential changes to our established business model;
•cost of alternative power sources, which could vary meaningfully outside the U.S.;
•difficulties in staffing and managing foreign operations in an environment of diverse culture, laws and customers, and the increased travel, infrastructure and legal and compliance costs associated with international operations;
•customer installation challenges which we have not encountered before, which may require the development of a unique model for each country;
•differing levels of demand among members of our customer base, including commercial and industrial customers, utilities, independent power producers and project developers; and
•restrictions on repatriation of earnings.
As a result of these risks, any future international expansion efforts that we may undertake (as well as our recent acquisition of AlsoEnergy) may not be successful and may negatively affect our results of operations and profitability.

In addition, there may be adverse effects to our business if there is instability, disruption or destruction in a significant geographic region, regardless of cause, including war, terrorism, riot, civil insurrection or social unrest; and natural or man-made disasters, including famine, flood, fire, earthquake, storm or disease. In particular, in February 2022, armed conflict escalated between Russia and Ukraine. The U.S. government and other governments in jurisdictions in which we operate have imposed severe sanctions and export controls against Russia and Russian interests, and have threatened additional sanctions and controls. It is not possible to predict the broader consequences of this conflict, which could include further sanctions, embargoes, greater regional instability, geopolitical shifts and other adverse effects on macroeconomic conditions, currency exchange rates, supply chains and financial markets.
Our platform performance may not meet our customers’ expectations or needs.
The renewable energy projects that our customers construct and own are subject to various operating risks that may cause them to generate less value for our customers than expected. These risks include a failure or wearing out of our or our operators’, customers’ or utilities’ equipment; an inability to find suitable replacement equipment or parts; less than expected supply or quality of the project’s source of electricity and faster than expected diminishment of such electricity supply; or volume disruption in our supply collection and distribution system. Any extended interruption or failure of our customer’s projects for any reason to generate the expected amount of output could adversely affect our business, financial condition and results of operations. In addition, there has been in the past, and may be in the future, an adverse impact on our customers’ willingness to continue to procure additional hardware and software-enabled services from us if any of our customer’s projects incur operational issues that indicate expected future cash flows from the project are less than the project’s carrying value. Any such outcome could adversely affect our operating results or ability to continue to grow our sales volume or to increase sales to existing customers or new customers.
If any energy storage systems procured from OEM suppliers and provided to our customers contain manufacturing defects, our business and financial results could be adversely affected.
The energy storage systems we pair with the Athena® platform are complex energy solutions. We rely on our OEM suppliers to control the quality of the battery storage equipment and other components that make up the energy storage system sold to our customers. We are not involved in the manufacture of the batteries or other components of the energy storage systems. As a result, our ability to seek recourse for liabilities and recover costs from our OEM suppliers depends on our contractual rights as well as the financial condition and integrity of such OEM suppliers that supply us with the batteries and other components of our energy storage systems. Such systems may contain undetected or latent errors or defects. In the past, we discovered latent defects in energy storage systems. In connection with such defects, we could incur significant expenses or disruptions of our operations, including to our energy storage network, that would prevent us from performing the automated data engineering required to support our AI processes and energy storage network. Any manufacturing defects or other failures of our energy storage systems to perform as expected could cause us to incur significant re-engineering costs, divert the attention of our personnel from operating and maintenance efforts, expose us to adverse regulatory action and significantly and adversely affect customer satisfaction, market acceptance and our business reputation. Furthermore, our OEM suppliers may be unable to correct manufacturing defects or other failures of any energy storage systems in a manner satisfactory to our customers, which could adversely affect customer satisfaction, market acceptance and our business reputation.

On rare occasions, lithium-ion batteries can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials as well as other lithium-ion batteries. This faulty result could subject us to lawsuits, product recalls or redesign efforts, all of which would be time consuming and expensive. Also, negative public perceptions regarding the suitability of lithium-ion batteries for energy applications or any future incident involving lithium-ion batteries, such as a plant, vehicle or other fire, even if such incident does not involve hardware provided by us, could adversely affect our business and reputation.
If our estimates of useful life for our energy storage systems and related hardware and software-enabled services are inaccurate, or if our OEM suppliers do not meet service and performance warranties and guarantees, our business and financial results could be adversely affected.
We sell hardware and software-enabled services to our customers. Our software-enabled services are essential to the operation of these hardware products. As a result, in connection with the sales of energy storage hardware, we enter into recurring long-term services agreements with customers for the usage of our Athena platform for approximately 10 to 20 years. Our pricing of services contracts is based upon the value we expect to deliver to our customers, including considerations such as the useful life of the energy storage system and prevailing electricity prices. We also provide performance warranties and guarantees covering the efficiency and output performance of our software-enabled services. We do not have a long history with a large number of field deployments, and our estimates may prove to be incorrect. Failure to meet these performance warranties and guarantee levels may require us to refund our service contract payments to the customer, or require us to make cash payments to the customer based on actual performance, as compared to expected performance.
Further, the occurrence of any defects, errors, disruptions in service, or other performance problems, interruptions, or delays associated with our energy storage systems or the Athena platform, whether in connection with day-to-day operations or otherwise, could result in:
•loss of customers;
•loss or delayed market acceptance and sales of our hardware and software-enabled services;
•delays in payment to us by customers;
•injury to our reputation and brand;
•legal claims, including warranty and service level agreement claims, against us; or
•diversion of our resources, including through increased service and warranty expenses or financial concessions, and increased insurance costs.
The costs incurred in correcting any material defects or errors in our hardware and software or other performance problems may be substantial and could adversely affect our business, financial condition and results of operations.
Future product recalls could materially adversely affect our business, financial condition and operating results.
Any product recall in the future, whether it involves our or a competitor’s product, may result in negative publicity, damage our brand and materially and adversely affect our business, financial condition and results of operations. In the future, we may voluntarily or involuntarily initiate a recall if any of our products are proven to be or possibly could be defective or noncompliant with applicable environmental laws and regulations, including health and safety standards. Such recalls involve significant expense and diversion of management attention and other resources, which could adversely affect our brand image, as well as our business, financial condition and operating results.
We primarily rely on Amazon Web Services to deliver our services to users on our Athena platform, and any disruption of, or interference with, our use of Amazon Web Services could adversely affect our business, financial condition and results of operations.
We currently host our Athena platform and support our energy storage network operations on one or more data centers provided by Amazon Web Services (“AWS”), a third-party provider of cloud infrastructure services. We do not have control over the operations of the facilities of AWS that we use. AWS’ facilities are vulnerable to damage or interruption from natural disasters, cybersecurity attacks, terrorist attacks, power outages, and similar events or acts of misconduct.
Our Athena platform’s continuing and uninterrupted performance is critical to our success. We have experienced, and expect that in the future we will experience, interruptions, delays, and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions and capacity constraints. In addition, any changes in AWS’ service levels may adversely affect our ability to meet the requirements of users on our Athena platform. Since our Athena platform’s continuing and uninterrupted performance is critical to our success, sustained or repeated system failures would reduce the attractiveness of our hardware and software-enabled services to customers. It may become increasingly difficult to maintain and improve our performance, as we expand and our energy storage network grows, increasing customer reliance on the Athena platform. Any negative publicity arising from any disruptions to AWS’ facilities, and as a result, our Athena platform could adversely affect our reputation and brand and may adversely affect the usage of our hardware and software-enabled services. Any of the above circumstances or events may adversely affect our reputation and brand, reduce the availability or usage of our hardware and software- enabled services, lead to a significant short-term loss of revenue, increase our costs, and impair our ability to attract new users, any of which could adversely affect our business, financial condition and results of operations.
Our commercial agreement with AWS will remain in effect until terminated by AWS or us. AWS may terminate the agreement for convenience by providing us at least thirty (30) days’ advance notice. AWS may also terminate the agreement for cause upon a material breach of the agreement, subject to AWS providing prior written notice and a 30-day cure period, and may in some cases terminate the agreement immediately for cause upon written notice. Even though our platform is entirely in the cloud, we believe that we could transition to one or more alternative cloud infrastructure providers on commercially reasonable terms. If our agreement with AWS is terminated or we add additional cloud infrastructure service providers, we may experience significant costs or downtime for a short period in connection with the transfer to, or the addition of, new cloud infrastructure service providers. However, we do not believe that such transfer to, or the addition of, new cloud infrastructure service providers would adversely affect our business, financial condition and results of operations over the longer term.
Any failure to offer high-quality technical support services may adversely affect our relationships with our customers and adversely affect our financial results.
Our customers depend on our support organization to resolve any technical issues relating to our hardware and software-enabled services. In addition, our sales process is highly dependent on the quality of our hardware and software-enabled services, on our business reputation and on strong recommendations from our existing customers. Any failure to maintain high-quality and highly-responsive technical support, or a market perception that we do not maintain high-quality and highly-responsive support, could adversely affect our reputation, our ability to sell our products to existing and prospective customers, and our business, financial condition and results of operations.
We offer technical support services with our hardware and software-enabled services and may be unable to respond quickly enough to accommodate short-term increases in demand for support services, particularly as we increase the size of our customer base. We also may be unable to modify the format of our support services to compete with changes in support services provided by competitors. It is difficult to predict demand for technical support services and if demand increases significantly, we may be unable to provide satisfactory support services to our customers. Additionally, increased demand for these services, without corresponding revenue, could increase costs and adversely affect our business, financial condition and results of operations.
Our business currently depends on the availability of rebates, tax credits and other financial incentives. The reduction, modification, or elimination of government economic incentives could cause our revenue to decline and adversely affect business, financial condition and results of operations.
The U.S. federal government and some state and local governments provide incentives to end users and purchasers of our energy storage systems in the form of rebates, tax credits and other financial incentives, such as system performance payments and payments for renewable energy credits associated with renewable energy generation. We rely on these governmental rebates, tax credits and other financial incentives to significantly lower the effective price of the energy storage systems to our customers in the U.S. However, these incentives may expire on a particular date, end when the allocated funding is exhausted, or be reduced or terminated as a matter of regulatory or legislative policy.
Our energy storage systems have qualified for tax exemptions, incentives or other customer incentives in many states, including California, Massachusetts, New York, Hawaii and Texas. Some states have utility procurement programs and/or renewable portfolio standards for which our technology is eligible. Our energy storage systems are currently installed in eight U.S. states, each of which may have its own enabling policy framework. There is no guarantee that these policies will continue to exist in their current form, or at all. Such state programs may face increased opposition on the U.S. federal, state and local levels in the future. Changes in federal or state programs could reduce demand for our energy storage systems, impair sales financing and adversely impact our business results.
The economic benefit of our energy storage systems to our customers depends on the cost of electricity available from alternative sources, including local electric utility companies, which cost structure is subject to change.
The economic benefit of our energy storage systems to our customers includes, among other things, the benefit of reducing such customer’s payments to the local electric utility company. The rates at which electricity is available from a customer’s local electric utility company is subject to change and any changes in such rates may affect the relative benefits of our energy storage systems. Further, the local electric utility may impose “departing load,” “standby” or other charges on our customers in connection with their acquisition of our energy storage systems, the amounts of which are outside of our control and which may have a material impact on the economic benefit of our energy storage systems to our customers. Changes in the rates offered by local electric utilities and/or in the applicability or amounts of charges and other fees imposed by such utilities on customers acquiring our energy storage systems could adversely affect the demand for our energy storage systems.
Additionally, the electricity produced by our energy storage systems is currently not cost competitive in some geographic markets, and we may be unable to reduce our costs to a level at which our energy storage systems would be competitive in such markets. As such, unless the cost of electricity in these markets rises or we are able to generate demand for our energy storage systems based on benefits other than electricity cost savings, our potential for growth may be limited.
Our business is subject to risks associated with construction, utility interconnection, cost overruns and delays, including those related to obtaining government permits and other contingencies that may arise in the course of completing installations.
Although we generally are not regulated as a utility, federal, state and local government statutes and regulations concerning electricity heavily influence the market for our products and services. These statutes and regulations often relate to electricity pricing, net metering, incentives, taxation and the rules surrounding the interconnection of customer-owned electricity generation for specific technologies. In the U.S., governments frequently modify these statutes and regulations. Governments, often acting through state utility or public service commissions, change and adopt different requirements for utilities and rates for commercial customers on a regular basis. Changes, or in some cases a lack of change, in any of the laws, regulations, ordinances or other rules that apply to customer installations and new technology could make it more costly for our customers to install and operate our energy storage systems on particular sites, and in turn could negatively affect our ability to deliver cost savings to customers for the purchase of electricity.
The installation and operation of our energy storage systems at a particular site is also generally subject to oversight and regulation in accordance with national, state and local laws and ordinances relating to building codes, safety, environmental protection and related matters, and typically requires obtaining and keeping in good standing various local and other governmental approvals and permits, including environmental approvals and permits, that vary by jurisdiction. In some cases, these approvals and permits require periodic renewal. It is difficult and costly to track the requirements of every individual authority having jurisdiction over energy storage system installations, to design our energy storage systems to comply with these varying standards, and for our customers to obtain all applicable approvals and permits. We cannot predict whether or when all permits required for a given customer’s project will be granted or whether the conditions associated with the permits will be achievable. The denial of a permit or utility connection essential to a project or the imposition of impractical conditions would impair our customer’s ability to develop the project. In addition, we cannot predict whether the permitting process will be lengthened due to complexities and appeals. Delay in the review and permitting process for a project can impair or delay our customers’ abilities to develop that project or increase the cost so substantially that the project is no longer attractive to our customers. Furthermore, unforeseen delays in the review and permitting process could delay the timing of the installation of our energy storage systems and could therefore adversely affect the timing of the recognition of revenue related to hardware acceptance by our customer, which could adversely affect our operating results in a particular period.
In addition, the successful installation of our energy storage systems is dependent upon the availability of and timely connection to the local electric grid. We may be unable to unable to obtain the required consent and authorization of local utilities to ensure successful interconnection to energy grids to enable the successful discharge of renewable energy to customers. Any delays in our customers’ ability to connect with utilities, delays in the performance of installation-related services or poor performance of installation-related services will have an adverse effect on our results and could cause operating results to vary materially from period to period.
The growth of our business depends on customers renewing their services subscriptions. If customers do not continue to use our subscription offerings or if we fail to expand the availability of hardware and software-enabled services available to our customers, our business and operating results will be adversely affected.
In addition to upfront sale of hardware and network integration, we depend on customers continuing to subscribe to services enabled by our Athena platform. Therefore, it is important that customers renew their subscriptions when the contract term expires, increase their purchases of our hardware and network solutions and enhance their subscriptions. Customers may decide not to renew their subscriptions with a similar contract period, at the same prices or terms or with the same or a greater number of users or level of functionality. Customer retention may decline or fluctuate as a result of a number of factors, including satisfaction with software-enabled services and features, functionality of our energy storage hardware and software-

enabled services, prices, the features and pricing of competing products, reductions in spending levels, mergers and acquisitions involving customers and deteriorating general economic conditions.
If customers do not renew their subscriptions, if they renew on less favorable terms, if they fail to increase their purchase of our hardware and software-enabled services, or if they fail to refer us their customers and partners as potential new customers, our business, financial condition and results of operations will be adversely affected.
Changes in subscriptions or pricing models may not be reflected in near-term operating results.
We generally recognize subscription revenue from customers ratably over the terms of their contracts. As a result, most of the subscription revenue reported in each quarter is derived from the recognition of deferred revenue relating to subscriptions entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any single quarter will likely have only a small impact on revenue for that quarter. However, such a decline will negatively affect revenue in future quarters. In addition, the severity and duration of events may not be predictable and their effects could extend beyond a single quarter. Accordingly, the effect of significant downturns in sales and market acceptance of subscription services, and potential changes in pricing policies or rate of renewals, may not be fully apparent until future periods.
Severe weather events, including the effects of climate change, are inherently unpredictable and may have a material adverse effect on our financial results and financial condition.
Our business, including our customers and suppliers, may be exposed to severe weather events and natural disasters, such as tornadoes, tsunamis, tropical storms (including hurricanes), earthquakes, windstorms, hailstorms, severe thunderstorms, flooding, wildfires and other fires, extreme heatwaves, drought and power shut-offs causing, among other things, disruptions to our supply chain or utility interconnections and/or damage to energy storage systems installed at our customers’ sites. Such damage or disruptions may prevent us from being able to satisfy our contractual obligations or may reduce demand from our customers for our energy storage systems causing our operating results to vary significantly from one period to the next. We may incur losses in our business in excess of: (1) those experienced in prior years, (2) the average expected level used in pricing, or (3) current insurance coverage limits.
The incidence and severity of severe weather conditions and other natural disasters are inherently unpredictable. Climate change may affect the occurrence of certain natural events, such as an increase in the frequency or severity of wind and thunderstorm events, and tornado or hailstorm events due to increased convection in the atmosphere; more frequent wildfires and subsequent landslides in certain geographies; higher incidence of deluge flooding; and the potential for an increase in severity of the hurricane events due to higher sea surface temperatures. Additionally, climate change and the occurrence of severe weather events may adversely impact the demand, price, and availability of insurance. Due to significant variability associated with future changing climate conditions, we are unable to predict the impact climate change will have on our business.
Increased scrutiny from stakeholders and regulators regarding ESG practices and disclosures, including those related to sustainability, and disclosure could result in additional costs and adversely impact our business and reputation.
Companies across all industries are facing increasing scrutiny relating to their Environmental, Social and Governance (“ESG”) practices and disclosures and institutional and individual investors are increasingly using ESG screening criteria in making investment decisions. Our disclosures on these matters or a failure to satisfy evolving stakeholder expectations for ESG practices and reporting may potentially harm our reputation and impact employee retention, customer relationships and access to capital. For example, certain market participants use third-party benchmarks or scores to measure a company’s ESG practices in making investment decisions and customers and supplies may evaluate our ESG practices or require that we adopt certain ESG policies as a condition of awarding contracts. In addition, our failure or perceived failure to pursue or fulfill our goals, targets and objectives or to satisfy various reporting standards within the timelines we announce, or at all, could expose us to government enforcement actions and private litigation
Our ability to achieve any goal or objective, including with respect to environmental and diversity initiatives and compliance with ESG reporting standards, is subject to numerous risks, many of which are outside of our control. Examples of such risks include the availability and cost of technologies and products that meet sustainability and ethical supply chain standards, evolving regulatory requirements affecting ESG standards or disclosures, our ability to recruit, develop and retain diverse talent in our labor markets, and our ability to develop reporting processes and controls that comply with evolving standards for identifying, measuring and reporting ESG metrics. As ESG best-practices, reporting standards and disclosure requirements continue to develop, we may incur increasing costs related ESG monitoring and reporting.
Risks Related to Third-Party Partners

Our hardware and software-enabled services rely on interconnections to distribution and transmission facilities that are owned and operated by third parties, and as a result, are exposed to interconnection and transmission facility development and curtailment risks.
Our hardware and software-enabled services are interconnected with electric distribution and transmission facilities owned and operated by regulated utilities necessary to deliver the electricity that our storage systems produce. A failure or delay in the operation or development of these distribution or transmission facilities could result in a loss of revenues or breach of a contract because such a failure or delay could limit the amount of renewable electricity that our energy storage systems deliver or delay the completion of our customers’ construction projects. In addition, certain of our energy storage systems’ generation may be curtailed without compensation due to distribution and transmission limitations, reducing our revenues and impairing our ability to capitalize fully on a particular customer project’s potential. Such a failure or curtailment at levels above our expectations could impact our ability to satisfy agreements entered into with our suppliers and adversely affect our business.
Our growth depends in part on the success of our relationships with third parties, including contractors and project developers
We rely on third-party general contractors to install energy storage systems at our customers’ sites. We currently work with a limited number of general contractors, which has impacted and may continue to impact our ability to facilitate customer installations as planned. Our work with contractors or their subcontractors may have the effect of our being required to comply with additional rules (including rules unique to our customers), working conditions, site remediation and other union requirements, which can add costs and complexity to an installation project. The timeliness, thoroughness and quality of the installation-related services performed by our general contractors and their subcontractors in the past have not always met our expectations or standards and in the future may not meet our expectations and standards and it may be difficult to find and train third-party general contractors that meet our standards at a competitive cost.
In addition, we are investing resources in establishing strategic relationships with market players across a variety of industries, including large renewable project developers, to generate new customers. These programs may not roll out as quickly as planned or produce the results we anticipated. A significant portion of our business depends on attracting new partners and retaining existing partners. Negotiating relationships with our partners, investing in due diligence efforts with potential partners, training such third parties and contractors and monitoring them for compliance with our standards require significant time and resources and may present greater risks and challenges than expanding a direct sales or installation team. If we are not successful in establishing or maintaining our relationships with these third parties, our ability to grow our business and address our market opportunity could be impaired. Even if we are able to establish and maintain these relationships, we may not be able to execute on our goal of leveraging these relationships to meaningfully expand our business, brand recognition and customer base. Such circumstance would limit our growth potential and our opportunities to generate significant additional revenue or cash flows.
We must maintain customer confidence in our long-term business prospects in order to grow our business.
Customers may be less likely to purchase our hardware and services if they are not convinced that our business will succeed or that our services and support and other operations will continue in the long term. Similarly, suppliers and other third parties will be less likely to invest time and resources in developing business relationships with us if they are not convinced that our business will succeed. Accordingly, in order to build and maintain our business, we must maintain confidence among customers, suppliers, analysts, ratings agencies and other parties in our hardware and software-enabled services, long-term financial viability and business prospects. Maintaining such confidence may be particularly complicated by certain factors including those that are largely outside of our control, such as our limited operating history, customer unfamiliarity with our hardware and software-enabled services, delivery and service operations to meet demand, competition, future changes in the evolving distributed and renewable energy markets or uncertainty regarding sales performance compared with market expectations.
Accordingly, in order to grow our business, we must maintain confidence among our customers, OEM suppliers, third-party general contractor partners, financing partners and other parties in our long-term business prospects. This may be particularly complicated by factors such as:
•our limited operating history at current scale;
•our historical and anticipated near-term lack of profitability;
•unfamiliarity with or uncertainty about our energy storage systems and the overall perception of the distributed and renewable energy generation markets;
•prices for electricity in particular markets;

•competition from alternate sources of energy;
•warranty or unanticipated service issues we may experience in connection with third-party manufactured hardware and our proprietary software;
•the environmental consciousness and perceived value of environmental programs to our customers;
•the size of our expansion plans in comparison to our existing capital base and the scope and history of operations; and
•the availability and amount of incentives, credits, subsidies or other programs to promote installation of energy storage systems.
Several of these factors are largely outside our control, and any negative perceptions about our long-term business prospects, even if unfounded, would likely adversely affect our business, financial condition and results of operations.
Risks Related to Our Intellectual Property and Technology
If we are unsuccessful in developing and maintaining our proprietary technology, including our Athena platform, our ability to attract and retain partners could be impaired, our competitive position could be adversely affected and our revenue could be reduced.
Our future growth depends on our ability to continue to develop and maintain our proprietary technology that supports our hardware and software-enabled services, including our Athena platform. In the event that our current or future products and services require features that we have not developed or licensed, or we lose the benefit of an existing license, we will be required to develop or obtain such technology through purchase, license or other arrangements. If the required technology is not available on commercially reasonable terms, or at all, we may incur additional expenses in an effort to internally develop the required technology. We have received patents and have filed patent applications with respect to certain aspects of our technology, and we generally rely on patent protection with respect to our proprietary technology, as well as a combination of trade secrets and copyright law, employee and third-party non-disclosure agreements and other protective measures to protect intellectual property rights pertaining to our proprietary technology and hardware and software- enabled services. There can be no assurance that the steps taken by us to protect any of our proprietary technology will be adequate to prevent misappropriation of these technologies by third parties. If we were unable to maintain our existing proprietary technology, our ability to attract and retain customers could be impaired, our competitive position could be adversely affected, and our revenue could be reduced.
A failure of our information technology (“IT”) and data security infrastructure could adversely affect our business and operations.
The efficient operation of our business depends on our IT systems, some of which are managed by third-party service providers. We rely upon the capacity, reliability and security of our IT and data security infrastructure and our ability to effectively manage our business data, accounting, financial, legal and compliance functions, communications, supply chain, order entry and fulfillment, and expand and continually update this infrastructure in response to the changing needs of our business. Our existing IT systems and any new IT systems we utilize may not perform as expected. If we experience a problem with the functioning of an important IT system or a security breach of our IT systems, including during system upgrades or new system implementations, the resulting disruptions could adversely affect our business.
Despite our implementation of reasonable security measures, our IT systems, like those of other companies, are vulnerable to damages from computer viruses, natural disasters, fire, power loss, telecommunications failures, personnel misconduct, human error, unauthorized access, physical or electronic security breaches, cyber-attacks (including malicious and destructive code, phishing attacks, ransomware, and denial of service attacks), and other similar disruptions. Such attacks or security breaches may be perpetrated by bad actors internally or externally (including computer hackers, persons involved with organized crime, or foreign state or foreign state-supported actors). Cybersecurity threat actors employ a wide variety of methods and techniques that are constantly evolving, increasingly sophisticated, and difficult to detect and successfully defend against. We have experienced such incidents in the past, and any future incidents could expose us to claims, litigation, regulatory or other governmental investigations, administrative fines and potential liability. Any system failure, accident or security breach could result in disruptions to our operations. A material network breach in the security of our or our service providers’ IT systems could include the theft of our trade secrets, customer information, human resources information or other confidential data, including but not limited to personally identifiable information. Although past incidents have not had a material effect on our business operations or financial performance, to the extent that any disruptions or security breach results in a loss or damage to our data, or an inappropriate disclosure of confidential, proprietary or customer information, it could cause significant damage to our reputation, affect our relationships with our customers and strategic partners, lead to claims against us from governments and private plaintiffs, and otherwise adversely affect our business. We cannot guarantee that future cyberattacks, if successful, will not have a material effect on our business or financial results.
Many governments have enacted laws requiring companies to provide notice of cyber incidents involving certain types of data, including personal data. If an actual or perceived cybersecurity breach of security measures, unauthorized access to our system or the systems of the third-party vendors that we rely upon, or any other cybersecurity threat occurs, we may incur liability, costs, or damages, contract termination, our reputation may be compromised, our ability to attract new customers could be negatively affected, and our business, financial condition, and results of operations could be materially and adversely affected. Any compromise of our security could also result in a violation of applicable domestic and foreign security, privacy or data protection, consumer and other laws, regulatory or other governmental investigations, enforcement actions, and legal and financial exposure, including potential contractual liability. In addition, we may be required to incur significant costs to protect against and remediate damage caused by these disruptions or security breaches in the future.
Our technology, including the Athena platform, could have undetected defects, errors or bugs in hardware or software which could reduce market adoption, damage our reputation with current or prospective customers and/or expose us to product liability and other claims that could materially and adversely affect our business.
We may be subject to claims that our hardware and software-enabled services, including the Athena platform have malfunctioned and persons were injured or purported to be injured. Any insurance that we carry may not be sufficient or it may not apply to all situations. Similarly, to the extent that such malfunctions are related to components obtained from third-party vendors, such vendors may not assume responsibility for such malfunctions. In addition, our customers could be subjected to claims as a result of such incidents and may bring legal claims against us to attempt to hold us liable. Any of these events could adversely affect our brand, relationships with customers, operating results or financial condition.
Furthermore, our Athena platform is complex, developed for over a decade by many developers, and includes a number of licensed third-party commercial and open-source software libraries. Our software has contained defects and errors and may in the future contain undetected defects or errors. We are continuing to evolve the features and functionality of our platform through updates and enhancements, and as we do, we may introduce additional defects or errors that may not be detected until after deployment to customers through our hardware. In addition, if our hardware and software- enabled services, including any updates or patches, are not implemented or used correctly or as intended, inadequate performance and disruptions in service may result.
Any defects or errors in product or services offerings, or the perception of such defects or errors, or other performance problems could result in any of the following, each of which could adversely affect our business, financial condition and results of operations:
•expenditure of significant financial and product development resources, including recalls, in efforts to analyze, correct, eliminate or work around errors or defects;
•loss of existing or potential customers or partners;
•interruptions or delays in sales;
•delayed or lost revenue;
•delay or failure to attain market acceptance;
•delay in the development or release of new functionality or improvements;
•negative publicity and reputational harm;
•sales credits or refunds;
•exposure of confidential or proprietary information;
•diversion of development and customer service resources;
•breach of warranty claims;
•legal claims under applicable laws, rules and regulations; and
•the expense and risk of litigation.
Although we have contractual protections, such as warranty disclaimers and limitation of liability provisions, in many of our agreements with customers, resellers and other business partners, such protections may not be uniformly implemented in all contracts and, where implemented, may not fully or effectively protect from claims by customers, resellers, business partners or other third parties. Any insurance coverage or indemnification obligations of suppliers may not adequately cover all such claims, or cover only a portion of such claims. A successful product liability, warranty, or other similar claim could have an adverse effect on our business, financial condition and operating results. In addition, even claims that ultimately are unsuccessful could result in expenditure of funds in litigation, divert management’s time and other resources and cause reputational harm.
Our failure to adequately secure, protect and enforce our intellectual property rights may undermine our competitive position, and litigation to protect our intellectual property rights may be costly.
Although we have taken many protective measures to protect our intellectual property, including trade secrets, policing unauthorized use of proprietary technology can be difficult and expensive. For example, many of our software developers reside in California and we cannot legally prevent them from working for a competitor.
Also, litigation may be necessary to enforce our intellectual property rights, protect our trade secrets, or determine the validity and scope of the proprietary rights of others. Such litigation may result in our intellectual property rights being challenged, limited in scope or declared invalid or unenforceable. We cannot be certain that the outcome of any litigation will be in our favor, and an adverse determination in any such litigation could impair our intellectual property rights and may adversely affect our business, prospects and reputation.
We rely primarily on patent, trade secret and trademark laws, and non-disclosure, confidentiality, and other types of contractual restrictions to establish, maintain, and enforce our intellectual property and proprietary rights. However, our rights under these laws and agreements afford us only limited protection and the actions we take to establish, maintain, and enforce our intellectual property rights may not be adequate. For example, our trade secrets and other confidential information could be disclosed in an unauthorized manner to third parties, our owned or licensed intellectual property rights could be challenged, invalidated, circumvented, infringed, or misappropriated or our intellectual property rights may not be sufficient to provide us with a competitive advantage, any of which could have a material adverse effect on our business, financial condition and results of operations. For example, we rely on our brand names, trade names and trademarks to distinguish our products and services, such as our Athena® platform, from the products of our competitors; however, third parties may oppose our trademark applications, or otherwise challenge our use of such trademarks. In the event that our trademarks are successfully challenged and we lose rights to use those trademarks, we could be forced to rebrand our products and services, which could result in the loss of goodwill and brand recognition. In addition, the laws of some countries do not protect proprietary rights as fully as do the laws of the U.S. As a result, we may not be able to protect our proprietary rights adequately abroad.
Our patent applications may not result in issued patents, and our issued patents may not provide adequate protection, which may have a material adverse effect on our ability to prevent others from commercially exploiting products similar to ours.
We cannot be certain that our pending patent applications will result in issued patents or that any of our issued patents will afford protection against a competitor. The status of patents involves complex legal and factual questions, and the breadth of claims allowed is uncertain. As a result, we cannot be certain that the patent applications that we file will result in patents being issued, or that our patents and any patents that may be issued to us in the future will afford protection against competitors with similar technology. In addition, patent applications filed in foreign countries are subject to laws, rules and procedures that differ from those of the U.S., and thus we cannot be certain that foreign patent applications related to issued U.S. patents will be issued in other regions. Furthermore, even if these patent applications are accepted and the associated patents issued, some foreign countries provide significantly less effective patent enforcement than in the U.S.
In addition, patents issued to us may be infringed upon or designed around by others and others may obtain patents that we need to license or design around, either of which would increase costs and may adversely affect our business, prospects, and operating results.
We may need to defend ourselves against claims that we infringe, have misappropriated or otherwise violate the intellectual property rights of others, which may be time consuming and would cause us to incur substantial costs.
Companies, organizations, or individuals, including our competitors, may hold or obtain patents, trademarks, or other proprietary rights that they may in the future believe are infringed by our products and services. Although we are not currently subject to any claims related to intellectual property, these companies holding patents or other intellectual property rights allegedly relating to our technologies could, in the future, make claims or bring suits alleging infringement, misappropriation or other violations of such rights, or otherwise asserting their rights and seeking licenses or injunctions. Several of the proprietary components used in our energy storage systems have been subjected to infringement challenges in the past. We also generally indemnify our customers against claims that the hardware and software-enabled services we supply infringe, misappropriate, or otherwise violate third-party intellectual property rights, and we may therefore be required to defend our customers against such claims. If a claim is successfully brought in the future and we or our hardware and software-enabled services are determined to have infringed, misappropriated, or otherwise violated a third-party’s intellectual property rights, we may be required to do one or more of the following:
•cease selling products or services that incorporate the challenged intellectual property;
•pay substantial damages (including treble damages and attorneys’ fees if our infringement is determined to be willful);
•obtain a license from the holder of the intellectual property right, which license may not be available on reasonable terms or at all; or
•redesign our products or services, which may not be possible or cost-effective.
Any of the foregoing could adversely affect our business, financial condition and operating results. In addition, any litigation or claims, whether or not valid, could adversely affect our reputation, result in substantial costs, and divert resources and management attention.
We also license technology from third parties, and incorporate components supplied by third parties into our hardware. We may face claims that our use of such technology or components infringes or otherwise violates the rights of others, which would subject us to the risks described above. We may seek indemnification from our licensors or suppliers under our contracts with them, but our rights to indemnification or our suppliers’ resources may be unavailable or insufficient to cover our costs and losses.
Regulatory Risks
The installation and operation of our energy storage systems are subject to environmental laws and regulations in various jurisdictions, and there is uncertainty with respect to the interpretation of certain environmental laws and regulations to our energy storage systems, especially as these regulations evolve over time.
We are subject to national, state and local environmental laws and regulations, as well as environmental laws in those foreign jurisdictions in which we operate. Environmental laws and regulations can be complex and may change often. These laws can give rise to liability for administrative oversight costs, cleanup costs, property damage, bodily injury, fines and penalties. We are committed to compliance with applicable environmental laws and regulations, including health and safety standards, and we continually review the operation of our energy storage systems for health, safety and compliance. Our energy storage systems, like other battery technology-based products of which we are aware, produce small amounts of hazardous wastes and air pollutants, and we seek to ensure that they are handled in accordance with applicable regulatory standards.
Maintaining compliance with laws and regulations can be challenging given the changing patchwork of environmental laws and regulations that prevail at the U.S. federal, state, regional and local levels and in foreign countries in which we operate. Most existing environmental laws and regulations preceded the introduction of battery technology and were adopted to apply to technologies existing at the time, namely large, coal, oil or gas-fired power plants. Currently, there is generally little guidance from these agencies on how certain environmental laws and regulations may, or may not, be applied to our technology.
In many instances, our technology is moving faster than the development of applicable regulatory frameworks. It is possible that regulators could delay or prevent us from conducting our business in some way pending agreement on, and compliance with, shifting regulatory requirements. Such actions could delay the sale to and installation by customers of energy storage systems, require their modification or replacement, result in fines, or trigger claims of performance warranties and defaults under customer contracts that could require us to refund hardware or service contract payments, any of which could adversely affect our business, financial performance and reputation.
Existing regulations and changes to such regulations impacting the electric power industry may create technical, regulatory and economic barriers which could significantly reduce demand for our energy storage systems.
The market for electricity generation products is heavily influenced by U.S. federal, state, local and foreign government regulations and policies, as well as internal policies and regulations of electric utility providers. These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation. These regulations and policies are often modified and could continue to change, and this could result in a significant reduction in demand for our energy storage systems. For example, utility companies commonly charge fees to larger, industrial customers for disconnecting from the electric grid or for having the capacity to use power from the electric grid for back-up purposes. These fees could change, increasing the cost to our customers of using our energy storage systems and making them less economically attractive.
Negative attitudes toward renewable energy projects from the U.S. government, other lawmakers and regulators, and activists could adversely affect our business, financial condition and results of operations.

Parties with an interest in other energy sources, including lawmakers, regulators, policymakers, environmental and advocacy organizations or other activists may invest significant time and money in efforts to delay, repeal or otherwise negatively influence regulations and programs that promote renewable energy. Many of these parties have substantially greater resources and influence than we have. Further, changes in U.S. federal, state or local political, social or economic conditions, including a lack of legislative focus on these programs and regulations, could result in their modification, delayed adoption or repeal. Any failure to adopt, delay in implementing, expiration, repeal or modification of these programs and regulations, or the adoption of any programs or regulations that encourage the use of other energy sources over renewable energy, could adversely affect our business, financial condition and results of operations.
Opposition to our customers’ project requests for permits or successful challenges or appeals to permits issued for their projects could adversely affect our operating plans.
A decrease in acceptance of renewable energy projects by local populations, an increase in the number of legal challenges, or an unfavorable outcome of such legal challenges could adversely affect the financial condition of our customers and reduce their demand for our hardware and software-enabled services. For example, persons, associations and groups could oppose renewable energy projects in general or our customers’ projects specifically, citing, for example, misuse of water resources, landscape degradation, land use, food scarcity or price increase and harm to the environment. Moreover, regulation may restrict the development of renewable energy plants in certain areas. In order to develop a renewable energy project, our customers are typically required to obtain, among other things, environmental impact permits or other authorizations and building permits, which in turn require environmental impact studies to be undertaken and public hearings and comment periods to be held during which any person, association or group may oppose a project. The effect of such public opposition to renewable energy projects and any resulting reduction in customer demand for our hardware and software-enabled services could adversely affect our business, financial condition and results of operations.
Additional Risks Related to Ownership of our Common Stock
We may issue a significant number of shares in the future in connection with investments or acquisitions.
We may issue securities in the future in connection with investments or acquisitions or otherwise. The amount of shares of common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to our stockholders.
We do not intend to pay cash dividends for the foreseeable future.
We currently intend to retain our future earnings, if any, to finance the further development and expansion of our business, and do not intend to pay cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in future agreements and financing instruments, business prospects and such other factors as our board of directors deems relevant.
In early 2021, we identified material weaknesses in our internal control over financial reporting, which we are in the process of remediating. If we do not remediate these weaknesses, it could affect the reliability of our consolidated financial statements and have other adverse consequences.
In connection with the Company’s assessment of the effectiveness of internal control over financial reporting, the Company identified certain deficiencies in internal control over financial reporting that existed as of December 31, 2021, which management believes to be material weaknesses. These were previously identified and reported as of and for the year ended December 31, 2020 (our prior year end). Specifically, the material weaknesses identified related to (i) accounting for energy storage systems, deferred cost of goods sold and inventory, (ii) ineffective internal controls over review of the Company’s consolidated financial statements and related disclosures, (iii) a lack of formality in our internal control activities, especially related to management review-type controls, and (iv) ineffective internal controls over the review of certain revenue recognition calculations.
We have concluded that our disclosure controls and procedures were not effective as December 31, 2021 due to material weaknesses in our internal control over financial reporting, all as described in Part II, Item 9A,“Controls and Procedures” of this Annual Report on Form 10-K.
With respect to energy storage systems, inventory and deferred cost of goods sold, we did not properly track inflows and outflows, including the valuation of energy storage systems, due in part to the systems that we used to track and value energy storage systems and inventory. With respect to a lack of formality in our control activities, we did not sufficiently establish formal policies and procedures to design effective controls, establish responsibilities to execute these policies and procedures and hold individuals accountable for performance of these responsibilities, including over review over revenue recognition and internal-use capitalized software calculations. We had multiple control deficiencies aggregating to a material weakness over ineffective control activities.
Our management concluded that these material weaknesses in our internal control over financial reporting, are due to the fact that, at the time, we were a private company with limited resources and did not have the necessary business processes and related internal controls formally designed and implemented coupled with the appropriate resources with the appropriate level of experience and technical expertise to oversee our business processes and controls. While we have taken a number of steps during 2021 to remediate the material weaknesses, as described below, the controls implemented need to operate for a sufficient period of time, and their operational effectiveness needs to be confirmed through testing, in order for management to conclude that these controls are effective and the material weaknesses have been remediated. We cannot provide assurance that our remediation efforts will be adequate to allow us to conclude that such controls will be effective in the future. We also cannot assure you that additional material weaknesses in our internal control over financial reporting will not arise or be identified in the future.
Remediation Activities
We have remediated material weaknesses related to (i) ineffective internal controls over accounting for complex and significant transactions, and (ii) ineffective internal controls over the review of internal-use capitalized software calculations that were previously identified during the course of preparing our financial statements as of and for the year ended December 31, 2020 (our prior year end). Our remediation efforts included implementing, under the direction of our Chief Financial Officer, enhanced review procedures and documentation standards to monitor and review all complex and significant transactions. Our management took further action by performing a robust review of all internal controls to strengthen documentation, validate processes and communicate accountability for performance of internal control responsibilities. Further, we engaged outside service providers to assist in evaluating and documenting processes and controls, identifying and addressing control gaps and strengthening the overall quality of documentation that evidences control activities.
Our management, with oversight of the Audit Committee of the Board, continues to devote significant time, attention and resources to remediating the aforementioned material weaknesses in its internal control over financing reporting and believes that we have made significant progress to that end. The material weaknesses will be considered remediated when management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. As of December 31, 2021, the Company had initiated the following steps intended to remediate the material weaknesses described above and strengthen its internal control over financial reporting that, as of December 31, 2021, had not yet been fully implemented or had not been in place for a sufficient period of time to demonstrate that they were having their desired effect:
•develop and deliver internal control training to management and finance/accounting personnel, focusing on a review of management’s and individual roles and responsibilities related to internal control over financial reporting;
•hire, train and develop experienced accounting executives and personnel with a level of public accounting knowledge and experience in the application of U.S. GAAP commensurate with our financial reporting requirements and the complexity of our operations and transactions;
•establish and implement policies and practices to attract, develop and retain competent personnel with public accounting experience;
•engage a qualified third-party SOX compliance firm to assist us in bolstering and implementing our SOX compliance program, with a focus on documenting processes and controls, identifying and addressing control gaps, formalizing the internal control activities and strengthening the overall quality of documentation that evidences control activities;
•perform a financial statement risk assessment and scoping exercise to identify and assess the risks of material misstatements in our financial statements to better ensure that the appropriate effort and resources are dedicated to addressing risks of material misstatement;
•establish a disclosure committee comprised of our CEO, CFO, Chief Legal Officer, Chief Accounting Officer and other senior finance/accounting personnel to, among other things, communicate, discuss and capture information from across the Company for inclusion in our public filings to ensure that information required by us to be disclosed is recorded, processed, summarized and reported accurately and on a timely basis.
•implement a Section 302 sub-certification program to reinforce the Company’s culture of compliance;

•implement processes to improve monitoring activities involving the review and supervision of our accounting operations, including increased and enhanced balance sheet reviews to allow more focus on quality account reconciliations and enhanced monitoring of our internal control over financial reporting, and
•implement new accounting applications to enhance and streamline the order-to-cash and commissions processes.
We plan to continue to devote significant time and attention to remediate the above material weaknesses as soon as reasonably practicable and believe that we have made significant progress to that end. In doing so, we will continue to incur expenses and expend management time on compliance-related issues. The material weaknesses will be considered remediated when management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. We believe the foregoing actions will be sufficient to remediate the identified material weaknesses and strengthen our internal control over financial reporting; however, there can be no guarantee that such remediation will be sufficient. We will continue to evaluate the effectiveness of our controls and will make any further changes management determines appropriate. If we are unable to complete our remediation efforts in a timely manner and are, therefore, not able to favorably assess the effectiveness of our internal control over financial reporting, this could further cause investors to lose confidence, and our operating results, financial position, ability to accurately report our financial results and timely file our SEC reports, and our stock price could be adversely affected.
If analysts do not publish research about our business or if they publish inaccurate or unfavorable research, our stock price and trading volume could decline.
The trading market for our common stock depends in part on the research and reports that analysts publish about our business. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, the price of our common stock would likely decline. If few analysts cover us, demand for our common stock could decrease and our common stock price and trading volume may decline. Similar results may occur if one or more of these analysts stop covering us in the future or fail to publish reports on us regularly.
The trading price of our common stock is volatile.
The trading price of our common stock has been and is likely to continue to be volatile. You may not be able to resell your shares at an attractive price due to a number of factors such as those listed in “— Risks Relating to Stem’s Business and Industry” and the following:
•results of operations that vary from the expectations of securities analysts and investors;
•results of operations that vary from those of our competitors;
•the effects of the COVID-19 pandemic and its effect on the Company’s business and financial conditions;
•changes in expectations as to the Company’s future financial performance, including financial estimates and investment recommendations by securities analysts and investors;
•declines in the market prices of stocks generally;
•strategic actions by us or our competitors;
•announcements by us or our competitors of significant contracts, acquisitions, joint ventures, other strategic relationships or capital commitments;
•any significant change in the Company’s senior management;
•changes in general economic or market conditions or trends in the Company’s industry or markets;
•changes in business or regulatory conditions, including new laws or regulations or new interpretations of existing laws or regulations applicable to the Company’s business;
•future sales of our common stock or other securities;
•investor perceptions or the investment opportunity associated with our common stock relative to other investment alternatives;
•the public’s response to press releases or other public announcements by us or third parties, including the Company’s filings with the SEC;
•litigation involving the Company, the Company’s industry, or both, or investigations by regulators into the Company’s operations or those of the Company’s competitors;

•guidance, if any, that we provide to the public, any changes in this guidance or the Company’s failure to meet this guidance;
•the development and sustainability of an active trading market for our common stock;
•actions by institutional or activist stockholders;
•changes in accounting standards, policies, guidelines, interpretations or principles; and
•other events or factors, including those resulting from natural disasters, war, acts of terrorism or responses to these events.
These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance. In addition, price volatility may be greater if the public float and trading volume of our common stock is low.
In the past, following periods of market volatility, stockholders have instituted securities class action litigation. If we were involved in securities litigation, it could have a substantial cost and divert resources and the attention of executive management from the Company’s business regardless of the outcome of such litigation.
Our financial condition and results of operations and other key metrics are likely to fluctuate on a quarterly basis in future periods, which could cause our results for a particular period to fall below expectations, resulting in a severe decline in the price of our common stock.
Our financial condition and results of operations and other key metrics have fluctuated significantly in the past and may continue to fluctuate in the future due to a variety of factors, many of which are beyond our control. For example, the amount of revenue we recognize in a given period is materially dependent on the volume of purchases of our energy storage systems and software-enabled services in that period.
In addition to the other risks described herein, the following factors could also cause our financial condition and results of operations to fluctuate on a quarterly basis:
•the timing of customer installations of our hardware, which may depend on many factors such as availability of inventory, product quality or performance issues, or local permitting requirements, utility requirements, environmental, health and safety requirements, weather and customer facility construction schedules, and availability and schedule of our third-party general contractors;
•the sizes of particular customer hardware installations and the number of sites involved in any particular quarter;
•delays or cancellations of energy storage system purchases and installations;
•fluctuations in our service costs, particularly due to unaccrued costs of servicing and maintaining energy storage systems;
•weaker than anticipated demand for our energy storage systems due to changes in government incentives and policies;
•interruptions in our supply chain;
•the timing and level of additional purchases by existing customers;
•unanticipated expenses or installation delays incurred by customers due to changes in governmental regulations, permitting requirements by local authorities at particular sites, utility requirements and environmental, health and safety requirements; and
•disruptions in our sales, production, service or other business activities resulting from our inability to attract and retain qualified personnel.
In addition, our revenue, key operating metrics and other operating results in future quarters may fall short of the expectations of investors and financial analysts, which could have an adverse effect on the price of our common stock.
Certain provisions of our Amended and Restated Charter and Amended and Restated Bylaws may have an anti- takeover effect and may delay, defer or prevent a merger, acquisition, tender offer, takeover attempt or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares held by our stockholders.
These provisions, among other things:

•establish a staggered board of directors divided into three classes serving staggered three-year terms, such that not all members of our board of directors will be elected at one time;
•authorize the our board of directors to issue new series of preferred stock without stockholder approval and create, subject to applicable law, a series of preferred stock with preferential rights to dividends or our assets upon liquidation, or with superior voting rights to our existing common stock;
•eliminate the ability of stockholders to call special meetings of stockholders;
•eliminate the ability of stockholders to fill vacancies on our board of directors;
•establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at our annual stockholder meetings;
•permit our board of directors to establish the number of directors;
•provide that our board of directors is expressly authorized to make, alter or repeal our Amended and Restated Bylaws;
•provide that stockholders can remove directors only for cause and only upon the approval of not less than 66 2∕3 of all outstanding shares of our voting stock;
•require the approval of not less than 66 2∕3 of all outstanding shares of our voting stock to amend our Amended and Restated Bylaws and specific provisions of our Amended and Restated Charter; and
•limit the jurisdictions in which certain stockholder litigation may be brought.
As a Delaware corporation, we are subject to the anti-takeover provisions of Section 203 of the DGCL, which prohibits a Delaware corporation from engaging in a business combination specified in the statute with an interested stockholder (as defined in the statute) for a period of three (3) years after the date of the transaction in which the person first becomes an interested stockholder, unless the business combination is approved in advance by a majority of the independent directors or by the holders of at least two-thirds of the outstanding disinterested shares. The application of Section 203 of the DGCL could also have the effect of delaying or preventing a change of control of our company.
These anti-takeover provisions could make it more difficult for a third-party to acquire us, even if the third-party’s offer may be considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain a premium for their shares. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause us to take other corporate actions you desire.
Our Amended and Restated Charter designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.
Our Amended and Restated Charter provides that, that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum, to the fullest extent permitted by law, for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a breach of a fiduciary duty owed by any director, officer or other employee to us or our stockholders, (iii) any action asserting a claim against us or any director, officer, or other employee arising pursuant to the DGCL, (iv) any action to interpret, apply, enforce, or determine the validity of our second amended and restated certificate of incorporation or amended and restated bylaws, or (v) any other action asserting a claim that is governed by the internal affairs doctrine, shall be the Court of Chancery of the State of Delaware (or another state court or the federal court located within the State of Delaware if the Court of Chancery does not have or declines to accept jurisdiction), in all cases subject to the court’s having jurisdiction over indispensable parties named as defendants.
In addition, our Amended and Restated Charter provides that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act but that the forum selection provision does not apply to claims brought to enforce a duty or liability created by the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Although we believe these provisions benefit us by providing increased consistency in the application of Delaware law for the specified types of actions and proceedings, the provisions may have the effect of discouraging lawsuits against us or our directors and officers. Alternatively, if a court were to find the choice of forum provision contained in our Amended and Restated Charter to be inapplicable or unenforceable in an action, we might incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, financial condition, and operating results. For example, under the Securities Act, federal courts have concurrent jurisdiction over all suits brought to enforce any duty or liability created by the Securities Act, and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Any person or entity purchasing or otherwise acquiring any interest in our shares of capital stock shall be deemed to have notice of and consent to this exclusive forum provision, but will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.
General Risk Factors
Our management team has limited experience managing a public company.
Most members of our management team have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage us as a public company that is subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, results of operations and financial condition.
Future litigation or administrative proceedings could have a material adverse effect on our business, financial condition, and results of operations.
We have been and continue to be involved in legal proceedings, administrative proceedings, claims, and other litigation. In addition, since our energy storage product is a new type of product in a nascent market, we have in the past needed and may in the future need to seek the amendment of existing regulations or, in some cases, the creation of new regulations, in order to operate our business in some jurisdictions. Such regulatory processes may require public hearings concerning our business, which could expose us to subsequent litigation. Unfavorable outcomes or developments relating to proceedings to which we are a party or transactions involving our products and services, such as judgments for monetary damages, injunctions, or denial or revocation of permits, could have a material adverse effect on our business, financial condition, and results of operations. In addition, settlement of claims could adversely affect our financial condition and results of operations.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our corporate headquarters is located in San Francisco, California. This facility comprises approximately 23,500 square feet of office space. We have an additional facility in Burlingame, California comprising approximately 20,800 square feet of office and warehouse space. We lease both of these facilities.
We believe our space is adequate for our current needs and that suitable additional or substitute space will be available to accommodate the foreseeable expansion of our operations. For more information about our material lease commitments, see Note 7 — Leases, in the accompanying notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
ITEM 3. LEGAL PROCEEDINGS
The information with respect to this Item 3. Legal Proceedings is set forth in Note 19 — Commitments and Contingencies, in the accompanying notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

Part II.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock
Our common stock is listed on The New York Stock Exchange under the symbol “STEM.”
Holders
As of February 17, 2022, there were 176 holders of record of our common stock.
Dividend Policy
We have not paid any cash dividends on our common stock to date and currently intend to retain any future earnings to fund the growth of our business. The payment of cash dividends is subject to the discretion of our Board of Directors and may be affected by various factors, including our future earnings, financial condition, capital requirements, share repurchase activity, current and future planned strategic growth initiatives, levels of indebtedness, and other considerations our Board of Directors deem relevant.
Recent Sales of Unregistered Securities
None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None, other than shares of our common stock repurchased pursuant to net settlement by employees in satisfaction of income tax withholding obligations incurred through the vesting of stock awards.
ITEM 6. [RESERVED]
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Report. In addition to our historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results and the timing of certain events could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Report, particularly in Part I, Item 1A, “Risk Factors.”
This MD&A section generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Annual Report on Form 10-K can be found in the section entitled “Stem’s Management’s Discussion and Analysis of Financial Condition and Results or Operations” contained in our Form S-1 filed with the SEC on July 19, 2021.
The Merger
The information regarding the Merger set forth in the first paragraph of “Item 1. Business — History” above is incorporated herein by reference. See also Note 1 - Business, in the accompanying notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. For financial reporting purposes, Legacy Stem is treated as the accounting acquirer.

Acquisition of AlsoEnergy
On February 1, 2022, we completed the acquisition of 100% of the outstanding shares of AlsoEnergy for an aggregate purchase price of $695.0 million, consisting of approximately 75% in cash and approximately 25% in shares of the Company’s common stock. The acquisition was structured on a cash-free, debt free basis and subject to other customary adjustments as set forth in the purchase agreement.
The transaction combines our storage optimization capabilities with AlsoEnergy’s solar asset performance monitoring and control software. We will complete the initial accounting for the acquisition during our first quarter of 2022.
Our 2021 results included in this Annual Report on Form 10-K do not reflect the effects of the AlsoEnergy acquisition.

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
Since our inception in 2009, we have engaged in developing and marketing Athena’s software enabled services, raising capital, and recruiting personnel. We have incurred net operating losses and negative cash flows from operations each year since our inception. We have financed our operations primarily through the Merger, the issuance of convertible preferred stock, convertible senior notes, debt financing, and cash flows from customers.
Our total revenue grew from $36.3 million for the year ended December 31, 2020 to $127.4 million for the year ended December 31, 2021. For the years ended December 31, 2021 and 2020, we incurred net losses of $101.2 million and $156.1 million, respectively. As of December 31, 2021, we had an accumulated deficit of $509.1 million.

We expect that our sales and marketing, research and development, and general and administrative costs and expenses will continue to increase as we expand our efforts to increase sales of our solutions, expand existing relationships with our customers, and obtain regulatory clearances or approvals for future product enhancements. In addition, we expect our general and administrative costs and expenses to increase due to the additional costs associated with scaling our business operations as well as with being a public company, including legal, accounting, insurance, exchange listing and SEC compliance, investor relations, and other costs and expenses.
Key Factors, Trends and Uncertainties Affecting our Business
We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including but not limited to:
Decline in Lithium-Ion Battery Costs
Our revenue growth is directly tied to the continued adoption of energy storage systems by our customers. The cost of lithium-ion energy storage hardware has declined significantly in the last decade and has resulted in a large addressable market today. The market for energy storage is rapidly evolving, and while we believe costs will continue to decline, there is no guarantee. If costs do not continue to decline, or do not decline as quickly as we anticipate, this could adversely affect our ability to increase our revenue and grow our business.
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
Competition
We are a market leader in terms of capacity of energy storage under management. We intend to strengthen our competitive position over time by leveraging the network effect of Athena’s AI infrastructure. Existing competitors may expand their product offerings and sales strategies, and new competitors may enter the market. Furthermore, our competitors include other types of software providers and some hardware manufacturers that offer software solutions. If our market share declines due to increased competition, our revenue and ability to generate profits in the future may be adversely affected.
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
Effects of COVID-19
The ongoing COVID-19 pandemic has resulted and may continue to result in widespread adverse effects on the global and U.S. economies. Ongoing government and business responses to COVID-19, along with COVID-19 variants and the resurgence of related disruptions, could have a continued material adverse impact on economic and market conditions and trigger a period of continued global and U.S. economic slowdown.
Our industry is currently facing shortages and shipping delays affecting the supply of inverters, enclosures, battery modules and associated component parts for inverters and battery energy storage systems available for purchase. These shortages and delays can be attributed in part to the COVID-19 pandemic and resulting government action, as well as broader macroeconomic conditions that may persist once the immediate effects of the COVID-19 pandemic have subsided. While a majority of our suppliers have secured sufficient supply to permit them to continue delivery and installations through the end of 2022, if these shortages and delays persist into 2023, they could adversely affect the timing of when battery energy storage systems can be delivered and installed, and when (or if) we can begin to generate revenue from those systems. We cannot predict the full effects the COVID-19 pandemic will have on our business, cash flows, liquidity, financial condition and results of operations at this time due to numerous uncertainties. We will continue to monitor developments affecting our workforce, our suppliers, our customers and our business operations generally, and will take actions we determine are necessary in order to mitigate these impacts as much as possible.
Non-GAAP Financial Measures
In addition to financial results determined in accordance with U.S. generally accepted accounting principles, or GAAP, we use Adjusted EBITDA and non-GAAP gross margin, which are non-GAAP financial measures, for financial and operational decision making and as a means to evaluate our operating performance and prospects, develop internal budgets and financial goals, and to facilitate period-to-period comparisons. Our management believes that these non-GAAP financial measures provide meaningful supplemental information regarding our performance and liquidity by excluding certain expenses and expenditures that may not be indicative of our operating performance, such as stock-based compensation and other non-cash charges, as well as discrete cash charges that are infrequent in nature. We believe that both management and investors benefit from referring to these non-GAAP financial measures in assessing our performance and when planning, forecasting, and analyzing future periods. These non-GAAP financial measures also facilitate management’s internal comparisons to our historical performance and liquidity as well as comparisons to our competitors’ operating results. We believe these non-GAAP financial measures are useful to investors both because they (1) allow for greater transparency with respect to key metrics used by management in its financial and operational decision making and (2) are used by our institutional investors and the analyst community to help them analyze the health of our business. Adjusted EBITDA and non-GAAP gross margin should be considered in addition to, not as a substitute for, or superior to, other measures of financial performance prepared in accordance with GAAP.
Non-GAAP gross margin
We define non-GAAP gross margin as gross margin excluding amortization of capitalized software, impairments related to decommissioning of end-of-life systems, and certain operating expenses including communication and cloud services expenditures reclassified to cost of revenue.
The following table provides a reconciliation of non-GAAP gross margin to GAAP gross margin ($ in millions, except for percentages):

	Year Ended December 31,
	2021	2020
Revenue	$127.4	$36.3
Cost of revenue	(126.1)	(40.2)
GAAP Gross Margin	1.2	(3.9)
GAAP Gross Margin %	1%	(11)%

Adjustments to Gross Margin:
Amortization of Capitalized Software	5.3	4.0
Impairments	4.6	3.1
Other Adjustments (1)	2.8	0.3
Non-GAAP Gross Margin	$14.0	$3.5
Non-GAAP Gross Margin %	11%	10%
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
The following table provides a reconciliation of Adjusted EBITDA to net loss:

	Year Ended December 31,
	2021	2020
	(in thousands)
Net loss	$(101,211)	$(156,124)
Adjusted to exclude the following:
Depreciation and amortization	29,098	20,871
Interest expense	17,395	20,806
Loss on extinguishment of debt	5,064	—
Stock-based compensation	13,546	4,542
Issuance of warrants for services	9,183	—
Change in fair value of warrants and embedded derivative	(3,424)	84,455
Provision for income taxes	—	5
Adjusted EBITDA	$(30,349)	$(25,445)
Financial Results and Key Metrics
The following table presents our financial results and our key metrics (in millions unless otherwise noted):

	Year Ended December 31,
	2021	2020
	(in millions)
Financial Results
Revenue	$127.4	$36.3
GAAP Gross Margin	$1.2	$(3.9)
GAAP Gross Margin %	1%	(11)%
Non-GAAP Gross Margin	$14.0	$3.5
Non-GAAP Gross Margin %	11%	10%
Net Loss	$(101.2)	$(156.1)
Adjusted EBITDA	$(30.3)	$(25.4)

Key Operating Metrics
12-Month Pipeline (in billions) (1)	$4.0	$1.6
Bookings (in millions) (2)	416.5	137.7
Contracted Backlog (in millions) (3)	$449.0	$184.0
Contracted AUM (in GWh) (4)	1.6	1.0
* at period end
** not available
(1) As described below.
(2) As described below.
(3) Total value of bookings in dollars, as reflected on a specific date. Backlog increases as new contracts are executed (bookings) and decreases as integrated storage systems are delivered and recognized as revenue.

(4) Total GWh of systems in operation or under contract.
s
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
For partnership sales, bookings are the sum of the expected consideration to be received from the transfer of hardware and energy optimization services (excluding any potential revenues from market participation). For partnership sales, even though we have secured an executed contract with estimated timing of project delivery and installation from the customer, we do not consider it a contract in accordance with FASB ASU 2014-09 Topic 606, Revenue from Contracts with Customers (“ASC 606)”,or a remaining performance obligation, until the customer has placed a binding purchase order. A signed customer contract is considered a booking as this indicates the customer has agreed to place a purchase order in the foreseeable future, which typically occurs within three (3) months of contract execution. However, executed customer contracts, without binding purchase orders, are cancellable without penalty by either party.

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
The accounting policy and timing of revenue recognition for host customer contracts and partnership arrangements that qualify as contracts with customers under ASC 606, are described within Note 3- Revenue, in the accompanying notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
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
We generate hardware revenue through partnership arrangements consisting of promises to sell an energy storage system to solar plus storage project developers. Performance obligations are satisfied when the energy storage system along with all ancillary hardware components are delivered. The milestone payments received before the delivery of hardware are treated as deferred revenue. We separately generate services revenue through partnership arrangements by providing energy optimization services after the developer completes the installation of the project.
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
Operating Expenses
Sales and Marketing
Sales and marketing expense consists of payroll and other related personnel costs, including salaries, stock-based compensation, employee benefits, and travel for our sales and marketing personnel. In addition, sales and marketing expense includes trade show costs, amortization of intangibles and other expenses. We expect to our selling and marketing expense to increase in future periods to support the overall growth in our business.

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
Other Income (Expense), Net
Interest Expense
Interest expense consists primarily of interest on our outstanding borrowings under our outstanding notes payable, convertible promissory notes, convertible senior notes, and financing obligations and accretion on our asset retirement obligations.
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
Results of Operations
In this section, we discuss the results of our operations for the year ended December 31, 2021 compared to the year ended December 31, 2020.
Results of Operations for the Year Ended December 31, 2021 and 2020

	Year Ended December 31,		$ Change	% Change
	2021	2020
	(In thousands, except percentages)
Revenue
Service revenue	$20,463	$15,645	$4,818	31%
Hardware revenue	106,908	20,662	86,246	*
Total revenue	127,371	36,307	91,064	251%
Cost of revenue
Cost of service revenue	28,177	21,187	6,990	33%
Cost of hardware revenue	97,947	19,032	78,915	*
Total cost of revenue	126,124	40,219	85,905	214%
Gross margin	1,247	(3,912)	5,159	(132)%
Operating expenses:
Sales and marketing	19,950	14,829	5,121	35%
Research and development	22,723	15,941	6,782	43%
General and administrative	41,648	14,705	26,943	183%
Total operating expenses	84,321	45,475	38,846	85%
Loss from operations	(83,074)	(49,387)	(33,687)	68%
Other income (expense), net:
Interest expense	(17,395)	(20,806)	3,411	(16)%
Loss on extinguishment of debt	(5,064)	—	(5,064)	*
Change in fair value of warrants and embedded derivative	3,424	(84,455)	87,879	(104)%
Other expenses, net	898	(1,471)	2,369	(161)%
Total other income (expense)	(18,137)	(106,732)	88,595	(83)%
Income (loss) before income taxes	(101,211)	(156,119)	54,908	(35)%
Income tax expense	—	(5)	5	(100)%
Net income (loss)	$(101,211)	$(156,124)	$54,913	(35)%
*Percentage is not meaningful

Revenue
Total revenue increased by $91.1 million, or 251%, for the year ended December 31, 2021, as compared to the year ended December 31, 2020. The change was primarily driven by a $86.2 million increase in hardware revenue due to the growth in demand for systems related to both FTM and BTM partnership agreements. Services revenue increased by $4.8 million primarily due to continued growth in host customers arrangements and partnership revenue related to services provided.
Cost of Revenue
Total cost of revenue increased by $85.9 million, or 214%, for the year ended December 31, 2021, as compared to the year ended December 31, 2020. The change was primarily driven by an increase of cost of hardware sales of $78.9 million in line with the increase in hardware revenue, and an increase of $7.0 million in cost of service revenue associated with the growth in service revenue.
Operating Expenses
Sales and Marketing
Sales and marketing expense increased by $5.1 million, or 35%, for the year ended December 31, 2021, as compared to the year ended December 31, 2020. The increase was primarily due to an increase of $3.6 million in amortization of contract origination costs mainly related to hardware deliveries, an increase of $1.3 million in stock-based compensation expense primarily due to grants of stock options and RSUs to employees, $0.3 million in personnel related expenses as a result of increased headcount, and an increase of $0.6 million in professional services. The increase was partially offset by a decrease of $0.6 million in marketing expenses, and a decrease of $0.1 million in miscellaneous expenses.
Research and Development
Research and development expense increased by $6.8 million, or 43%, for the year ended December 31, 2021, as compared to the year ended December 31, 2020. The increase was primarily due to an increase of $8.3 million in personnel related expenses as a result of increased headcount and an increase of $1.2 million in stock-based compensation expense primarily due to grants of stock options and RSUs to employees. The increase was partially offset by a decrease of $2.3 million in third-party software and technologies related expenses, and a decrease of $0.4 million in professional services.
General and Administrative
General and administrative expense increased by $26.9 million, or 183%, for the year ended December 31, 2021, as compared to the year ended December 31, 2020. The increase was primarily driven by an increase of $14.6 million in professional and legal services primarily related to various transactions undertaken by us during 2021, an increase of $6.5 million in stock-based compensation expense primarily due to grants of stock options and RSUs to employees, an increase of $4.1 million in insurance related expenses, and an increase of $2.2 million in personnel related expenses due to higher headcount. The increase was partially offset by a decrease of $0.6 million in connection with settlement expenses incurred in 2020 not present in 2021.

Other Income (Expense), Net
Interest Expense
Interest expense decreased by $3.4 million, or 16%, for the year ended December 31, 2021, as compared to the year ended December 31, 2020. The decrease was primarily driven by the repayment of notes payable during 2021, as discussed in Note 11 - Notes Payable, in the accompanying notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. The decrease was partially offset by additional interest expense from the issuance of the 2028 Convertible Notes in November 2021, and interest expense from financing obligations.
Loss on Extinguishment of Debt
The loss on extinguishment of debt of $5.1 million for the year ended December 31, 2021, is related to a $4.0 million cash penalty paid and the write-off of $1.1 million of unamortized debt issuance costs upon the conversion of our Series D convertible notes in relation to the Merger. There was no loss or gain on debt extinguishment recorded in the year ended December 31, 2020.
Change in Fair Value of Warrants and Embedded Derivative
The change in fair value of warrants and embedded derivative reflected a $3.4 million of income for the year ended December 31, 2021, compared to a $84.5 million expense for the year ended December 31, 2020. The income of $3.4 million in the year ended December 31, 2021 primarily resulted from a decrease in the fair value of the Public Warrants, which was recorded as a gain in revaluation of the warrant liability, in connection with the exercise and redemption of the Public Warrants during the third quarter of 2021.

The expense of $84.5 million in the year ended December 31, 2020 primarily resulted from a loss on revaluation of warrant liabilities and embedded derivatives related to convertible promissory notes issued in 2019 and 2020. The loss was primarily driven by an increased in the fair value of the warrants as a result of increases in fair value of the underlying stock.
Other Expenses, Net
Other expenses, net decreased by $2.4 million, or 161%, for the year ended December 31, 2021, as compared to the year ended December 31, 2020. The net decrease was primarily driven by $1.2 million in legal settlement and late fees incurred in 2020 and not present in 2021, a $0.9 million increase in interest income from debt securities purchased in the current year, and a $0.3 million net gain in connection with equity securities.
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
As of December 31, 2021, our principal source of liquidity is cash generated from financing activities. Cash generated from financing activities through December 31, 2021 primarily includes proceeds from the Merger and PIPE financing that provided us with approximately $550.3 million, net of fees and expenses, sales of convertible preferred stock, proceeds from convertible notes, including the 2028 Convertible Notes that provided us net proceeds of $445.7 million, proceeds from our various borrowings, and the exercise of Public Warrants, which increased our cash balance by $145.3 million. In connection with the Merger, the convertible notes and related accrued interest converted to equity and we paid in full all other outstanding debt except the 2021 Credit Agreement described below. On February 1, 2022, we completed the acquisition of AlsoEnergy for an aggregate purchase price of $695.0 million, of which approximately 75% was paid in cash. We believe that our cash position is sufficient to meet our capital and liquidity requirements for at least the next 12 months from the date of issuance of this Form 10-K.
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
Our long-term liquidity requirements are linked primarily to the continued extension of the Athena platform and the use of our balance sheet to improve the terms and conditions associated with the purchase of energy storage systems from our hardware vendors. While we have plans to potentially expand our geographical footprint beyond our current partnerships and enter into joint ventures, those initiatives are not required to achieve our plan.
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
The total financing obligation as of December 31, 2021 was $88.5 million, of which $15.3 million was classified as a current liability.
Notes Payable
Revolving Loan Due to SPE Member
In April 2017, we entered into a revolving loan agreement with an affiliate of a member of certain SPEs in which we have an ownership interest. The purpose of this revolving loan agreement was to finance our purchase of hardware for our various energy storage system projects.

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
Term Loan Due to Former Non-Controlling Interest Holder
In June 2018, we acquired, for $8.1 million, the outstanding member interests of an entity we controlled. We financed this acquisition by entering into a term loan agreement with the noncontrolling member bearing fixed interest of 18% (4.5% quarterly) on the outstanding principal balance. This loan requires fixed quarterly payments throughout the term of the loan, which will be paid in full by April 1, 2026. In May 2020, we amended the term loan and, using the proceeds from the 2020 Credit Agreement discussed below, prepaid $1.5 million of principal and interest on the note, of which $1.0 million was towards the outstanding principal balance, thereby reducing the fixed quarterly payment due to the lender. In relation to this amendment, we were required to issue warrants for 400,000 shares of common stock resulting in a discount to the term loan of $0.2 million. Such debt discount is amortized to earnings through interest expense over the expected life of the debt. In April 2021, we repaid the remaining outstanding balance in full.
2020 Credit Agreement
In May 2020, we entered into a credit agreement (“2020 Credit Agreement”) with a new lender that provided us with proceeds of $25.0 million that increased our access to working capital. The 2020 Credit Agreement had a maturity date of the earlier of (1) May 14, 2021, (2) the maturity date of the revolving loan agreement, or (3) the maturity date of the convertible promissory notes discussed below. The loan bore interest of 12% per annum, of which 8% was paid in cash and 4% was added back to principal of the loan balance every quarter. We used a portion of the proceeds towards payments associated with existing debt as previously discussed. In April 2021, we repaid the remaining outstanding balance in full.
2021 Credit Agreement
In January 2021, we entered into a non-recourse credit agreement to provide a total of $2.7 million towards the financing of certain energy storage systems that we own and operate. The credit agreement has a stated interest of 5.45% and a maturity date of June 2031. We received an advance under the credit agreement of $1.8 million in January 2021. The repayment of advances received under this credit agreement is determined by the lender based on the proceeds generated by us through the operation of the underlying energy storage systems. We had $1.9 million of outstanding borrowings under this credit agreement as of December 31, 2021.
2028 Green Convertible Senior Notes
On November 22, 2021, we sold to Morgan Stanley & Co. LLC, Goldman Sachs & Co. LLC and Barclays Capital Inc, as initial purchasers (the “Initial Purchasers”), and the Initial Purchasers purchased from the Company, $460 million aggregate principal amount of the Company’s 0.50% Green Convertible Notes due 2028 (the “2028 Convertible Notes”), pursuant to a purchase agreement dated as of November 17, 2021, by and between us and the Initial Purchasers. The 2028 Convertible Notes will accrue interest payable semi-annually in arrears and will mature on December 1, 2028, unless earlier repurchased, redeemed or converted in accordance with their terms prior to such date. Upon conversion, we may choose to pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock. The 2028 Convertible Notes are redeemable for cash at the Company’s option at any time given certain conditions. Refer to Note 12 - Convertible Promissory Notes, in the accompanying notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
On November 17, 2021, in connection with the pricing of the 2028 Convertible Notes, and on November 19, 2021, in connection with the exercise in full by the Initial Purchasers of their option to purchase additional Notes, we entered into capped call transactions with certain of the Initial Purchasers of the 2028 Convertible Notes to minimize the potential dilution to the Company’s common stockholders upon conversion of the 2028 Convertible Notes. Our net proceeds from this offering were approximately $445.7 million, after deducting the Initial Purchasers’ discounts and commissions and the estimated offering expenses payable by the Company. We used approximately $66.7 million of the net proceeds to pay the cost of the capped call transactions described above. We intend to allocate an amount equivalent to the net proceeds from this offering to finance or refinance, in whole or in part, existing or new eligible green expenditures of Stem, including investments related to creating a more resilient clean energy system, optimized software capabilities for energy systems, and reducing waste through operations.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020

Net cash used in operating activities	$(101,266)	$(33,671)
Net cash used in investing activities	(185,233)	(12,036)
Net cash provided by financing activities	1,027,095	40,294
Effect of exchange rate changes on cash and cash equivalents	242	(534)
Net increase (decrease) in cash and cash equivalents	$740,838	$(5,947)
Operating Activities
During the year ended December 31, 2021, net cash used in operating activities was $101.3 million, primarily resulting from our operating loss of $101.2 million, adjusted for non-cash charges of $59.5 million and net cash outflow of $59.5 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization of $24.5 million, non-cash interest expense of $9.6 million, which includes interest expenses associated with debt issuance costs, stock-based compensation expense of $13.5 million, change in the fair value of warrant liability and embedded derivative of $3.4 million, impairment of energy storage systems of $4.3 million, issuance of warrants for services of $9.2 million, noncash lease expense of $0.9 million, accretion expense of $0.2 million, and net amortization of premium on investments of $0.7 million. The net cash outflow from changes in operating assets and liabilities was primarily driven by an increase in accounts receivable of $48.1 million, an increase in other assets of $24.8 million, a decrease in deferred revenue of $15.0 million, an increase in inventory of $1.9 million, an increase in contract origination costs of $2.6 million, a decrease in lease liabilities of $0.3 million, a decrease in right-of-use-assets arising from the prepayment of our headquarter’s lease of $0.2 million, and a decrease in other liabilities of $0.1 million, partially offset by an increase in accounts payable and accrued expenses of $33.5 million.
During the year ended December 31, 2020, net cash used in operating activities was $33.7 million, primarily resulting from our operating loss of $156.1 million, adjusted for non-cash charges of $118.8 million and net cash flows of $2.7 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of change in fair value of warrants and embedded derivative of $84.5 million, depreciation and amortization of $17.7 million, non-cash interest expense of $10.0 million, which includes amortization of debt issuance costs, stock-based compensation expense of $4.5 million, $1.4 million of impairment charges related to energy storage systems that were determined to not be recoverable and non-cash lease expense of $0.6 million. The net cash inflow from changes in operating assets and liabilities was primarily driven by an increase in deferred revenue of $31.7 million due to advance payments for hardware sales prior to delivery and rebates from state incentive programs received in the period, an increase in accounts payable and accrued expenses of $5.7 million and partially offset by an increase in inventory of $17.3 million in line with revenue growth, including growth in hardware sales, an increase in accounts receivable of $7.0 million primarily due to advance billings for partner hardware sales, an increase in contract origination costs of $2.6 million related to commissions paid on new contracts executed in the period, an increase of $5.3 million in other assets, a decrease of $1.0 million in other liabilities and a decrease of $0.6 million in lease liabilities.
Investing Activities
During the year ended December 31, 2021, net cash used for investing activities was $185.2 million, primarily consisting of $189.9 million in purchase of available-for-sale investments, $3.6 million in purchase of energy systems, $5.9 in capital expenditures on internally-developed software, $1.2 million in purchase of equity method investment, and $0.6 million in purchase of property plant and equipment, partially offset by $16.0 million proceeds from the sale of available-for-sale investments.
During the year ended December 31, 2020, net cash used for investing activities was $12.0 million, consisting of $6.2 million in purchase of energy storage systems and $5.8 million in capital expenditures on internally developed software.
Financing Activities
During the year ended December 31, 2021, net cash provided by financing activities was $1,027.1 million, primarily consisting of net proceeds from the Merger and PIPE financing of $550.3 million, proceeds from exercise of stock options and warrants of $148.5 million, proceeds from financing obligations of $7.8 million, proceeds from issuance of notes payable of $3.9 million, net proceeds from issuance of convertible promissory notes of $446.8 million, partially offset by purchased capped call options of $66.7 million, the repayment of notes payable of $41.4 million, payments for withholding taxes related to net share settlement of stock options of $12.6 million, and repayment of financing obligations of $9.6 million.

During the year ended December 31, 2020, net cash provided by financing activities was $40.3 million, primarily resulting from net proceeds from the issuance of convertible notes of $33.1 million, proceeds from the issuance of notes payable of $23.5 million, proceeds from financing obligations of $16.2 million and proceeds from exercise of stock options and warrants of $0.4 million, partially offset by repayment of our notes payable of $22.2 million and repayment of financing obligations of $10.7 million.

The Company’s material cash requirements include the following contractual and other obligations:
•2028 Convertible Notes: Includes the aggregate principal amounts of the 2028 Convertible Notes on their contractual maturity dates, as well as the associated coupon interest. As of December 31, 2021, we have an outstanding aggregate principal amount of $460.0 million, none of which is payable within 12 months. Future interest payments associated with the 2028 Convertible Notes total $16.2 million, with $2.3 million payable within 12 months. For maturity dates, stated interest rates and additional information on our convertible senior notes, refer to Note 12 - Convertible Promissory Notes, in the accompanying notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
•Operating Lease Obligations: Our lease portfolio primarily comprises operating leases for our office space. As of December 31, 2021, we have operating lease obligations totaling $15.7 million, with $1.8 million payable within 12 months. For additional information regarding our operating leases, see Note 17 - Leases, in the accompanying notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
We do not consider our financing obligations as contractual obligations, as our repayments of such obligations are required only to the extent payments are collected in relation to the operation of the underlying energy storage systems. The obligation is nonrecourse and there are no contractual commitments to pay specific amounts at any point in time throughout the life of the obligation.
We are not a party to any off-balance sheet arrangements, including guarantee contracts, retained or contingent interests, or unconsolidated variable interest entities that either have, or would reasonably be expected to have, a current or future material effect on our consolidated financial statements.
Critical Accounting Policies and Estimates
Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements. Our consolidated financial statements are prepared in accordance with GAAP. The preparation of our consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. Actual results may differ from those estimates.
Our critical accounting policies are those that materially affect our consolidated financial statements and involve difficult, subjective or complex judgments by management. A thorough understanding of these critical accounting policies is essential when reviewing our consolidated financial statements. We believe that the critical accounting policies listed below involve the most difficult management decisions because they require the use of significant estimates and assumptions as described above.
Our significant accounting policies are described in Note 2 - Summary of Significant Accounting Policies, in the accompanying notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. We believe that the following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of our consolidated financial statements:
•revenue recognition;
•financing obligations;
•energy storage systems, net;
•common stock warrants
•convertible preferred stock warrant liability; and
•2028 Convertible Notes
Revenue Recognition

We generate revenue through two types of arrangements with customers, host customer arrangements and partnership arrangements. We recognize revenue under these arrangements as described below.
Host Customer Arrangements
Host customer contracts are generally entered into with commercial entities who have traditionally relied on power supplied directly from the grid. Host customer arrangements consist of a promise to provide energy optimization services through our proprietary SaaS platform coupled with a dedicated energy storage system owned and controlled by us throughout the term of the contract. The host customer does not obtain legal title to, or ownership of the dedicated energy storage system at any point in time. The host customer is the end consumer of the energy that directly benefits from the energy optimization services we provide. The term for our contracts with host customers generally ranges from 5 to 10 years, which may include certain renewal options to extend the initial contract term or certain termination options to reduce the initial contract term.
Although we install energy storage systems at the host customer site in order to provide the energy optimization services, we determined we have the right to direct how and for what purpose the asset is used through the operation of our SaaS platform and, as such, retain control of the energy storage system; therefore, the contract does not contain a lease. We determined the various energy optimization services provided throughout the term of the contract, which may include services such as remote monitoring, performance reporting, preventative maintenance and other ancillary services necessary for the safe and reliable operation of the system, are part of a combined output of energy optimization services and we provide a single distinct combined performance obligation representing a series of distinct days of services.
We determine the transaction price at the outset of the arrangement, primarily based on the contractual payment terms dictated by the contract with the customer. Fees charged to customers for energy optimization services generally consist of recurring fixed monthly payments throughout the term of the contract. In certain arrangements, the transaction price may include incentive payments that are earned by the host customer from utility companies in relation to the services we provide. Under such arrangements, the rights to the incentive payments are assigned to us by the host customer. These incentives may be in the form of fixed upfront payments, variable monthly payments, or annual performance-based payments over the first five years of the customer contract term. Incentive payments may be contingent on approval from utility companies or actual future performance of the energy storage system.
Substantially all of our arrangements provide customers the unilateral ability to terminate for convenience prior to the conclusion of the stated contractual term or the contractual term is shorter than the estimated benefit period, which we have determined to be 10 years based on the estimated useful life of the underlying energy storage systems and the period over which the customer can benefit from the energy optimization services utilizing such energy storage systems. In these instances, we determined that upfront incentive payments received from our customers represent a material right that is, in effect, an advance payment for future energy optimization services to be recognized throughout the estimated benefit period. In contracts where the customer does not have the unilateral ability to terminate for convenience without a penalty during the estimated benefit period, we determined the upfront incentive payments do not represent a material right for services provided beyond the initial contractual period and are therefore a component of the initial transaction price. We revisit our estimate of the benefit period each reporting period. Our contracts with host customers do not contain a significant financing component.
We transfer control of our energy optimization services to our customers continuously throughout the term of the contract (a stand-ready obligation) and recognize revenue ratably as control of these services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for our services. Monthly incentive payments based on the performance of the energy storage system are allocated to the distinct month in which they are earned because the terms of the payments relate specifically to the outcome from transferring the distinct time increment (month) of service and because such amounts reflect the fees to which we expect to be entitled for providing energy optimization services each period, consistent with the allocation objective. Annual variable performance- based payments are estimated at the inception in the transaction price using the expected value method, which takes into consideration historical experience, current contractual requirements, specific known market events and forecasted energy storage system performance patterns, and we recognize such payments ratably using a time-based measure of progress of days elapsed over the term of the contract to the extent that it is probable that a significant reversal of the cumulative revenue recognized will not occur in a future period. At the end of each reporting period, we reassess our estimate of the transaction price. We do not begin recognition of revenue until the System is live (i.e., provision of energy optimization services has commenced) or, as it relates to incentive payments, when approval has been received from the utility company if later.
Partnership Arrangements
Partnership arrangements consist of promises to transfer inventory in the form of an energy storage system to a solar plus storage project developer and separately provide energy optimization services as described previously to the ultimate owner of the project after the developer completes the installation of the project. Under partnership arrangements, our customer is the solar plus storage project developer. The customer obtains legal title to along with ownership and control of the inventory upon delivery and the customer is responsible for the installation of the project. Once installation of the project is complete, the owner of the solar plus storage project provides energy to the end consumer through a separate contractual arrangement directly with the end consumer. The term for our contracts with customers under partnership arrangements generally ranges from 10 to 20 years.
We determined the promise to deliver the inventory as a component of the solar plus storage project for which the customer is responsible to develop is a separate and distinct performance obligation from the promise to provide energy optimization services.
We determine the transaction price at the outset of the arrangement, primarily based on the contractual payment terms dictated by the contract with the customer. Fees charged for the sale of inventory generally consist of fixed fees payable upon or shortly after successful delivery to the customer. Fees charged to customers for energy optimization services consist of recurring fixed monthly payments throughout the term of the contract. We are responsible for designing, procuring, delivering and ensuring the proper components are provided in accordance with the requirements of the contract. Although we purchase the inventory from a third-party manufacturer, we determined we obtain control of the inventory prior to delivery to the customer and are the principal in the arrangement. We are fully responsible for responding to and correcting any customer issues related to the delivery of the inventory. We hold title and assume all risks of loss associated with the inventory until the customer accepts the inventory. We are primarily responsible for fulfilling the delivery of the inventory to the customer, assume substantial inventory risks and have discretion in the pricing charged to the customer. We have not entered into any partnership arrangements where we are not the principal in the transaction.
We allocate revenue between the hardware and energy storage services performance obligations based on the standalone selling price of each performance obligation. The standalone selling price for the hardware is established based on observable pricing. The standalone selling price for the energy optimization services is established using a residual value approach due to the significant variability in the services provided to each individual customer based on the specific requirements of each individual project and the lack of observable standalone sales of such services. Our partnership arrangements do not contain a significant financing component.
We transfer control of the inventory upon delivery and simultaneous transfer of title to the customer. We transfer control of our energy optimization services to our customers continuously throughout the term of the contract (a stand-ready obligation), which does not commence until the customer successfully completes the installation of the project. As a result, the time frame between when we transfer control of the inventory to the customer upon delivery is generally several months, and can be in excess of one year, before we are required to perform any subsequent energy optimization services. Revenue is recognized ratably as control of these services is transferred to our customers based on a time-based output measure of progress of days elapsed over the term of the contract, in an amount that reflects the consideration we expect to be entitled to in exchange for our services.
In some partnership arrangements, we charge shipping fees for the inventory. We account for shipping as a fulfillment activity, since control transfers to the customer after the shipping is complete and include such amounts within cost of revenue.
Financing Obligations
We have formed various SPEs to finance the development and construction of our energy storage systems (“Projects”). These SPEs, which are structured as limited liability companies, obtain financing in the form of large upfront payments from outside investors and purchase Projects from us under master purchase agreements. We account for the large upfront payments received from the fund investor as a borrowing by recording the proceeds received as a financing obligation, which will be repaid through host customer payments and incentives received from the utilities that will be received by the investor.
The financing obligation is non-recourse once the associated energy storage systems have been placed in-service and the associated customer arrangements have been assigned to the SPE. However, we are responsible for any warranties, performance guarantees, accounting, performance reporting and all other costs associated with the operation of the energy storage systems. Despite such systems being legally sold to the SPEs, we recognize host customer payments and incentives as revenue during the period as discussed in the Revenue Recognition section above. The amounts received by the fund investor from customer payments and incentives are recognized as interest using the effective interest method, and the balance is applied to reduce the financing obligation. The effective interest rate is the interest rate that equates the present value of the cash amounts to be received by a fund investor in relation to the underlying Projects with the present value of the cash amounts paid to us by the investor, adjusted for any payments made by us.
Energy Storage Systems, net

We sell energy optimization services to host customers through the use of energy storage systems installed at customer locations. We determined that we do not transfer control of these energy storage systems, which are operated and controlled via our proprietary cloud-based software (“SaaS”) platform; therefore, these energy storage systems do not qualify as a leased asset. The energy storage systems are stated at cost, less accumulated depreciation.
Energy storage systems, net is comprised of system equipment costs, which include components such as batteries, inverters, and other electrical equipment, and associated design, installation, and interconnection costs required to begin providing the energy optimization services to our customers.
Depreciation of the energy storage systems is calculated using the straight-line method over the estimated useful lives of the energy storage systems, or 10 years, once the respective systems have been installed, interconnected to the power grid, received permission to operate and we have begun to provide energy optimization services to the host customer (i.e., system is live). The valuation of energy storage systems and the useful life both require significant judgment.
We review our energy storage systems for impairment whenever events or changes in circumstances indicate that the carrying amount of energy storage systems may not be recoverable. If energy storage systems are impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assessing energy storage systems for impairment requires significant judgement.
Common Stock Warrants
We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Such assessment requires significant judgement.
We accounted for our 19,967,302 public warrants issued in connection with our Initial Public Offering (12,786,168) and Private Placement (7,181,134) as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, we recognized the warrant instruments as liabilities at fair value and adjusted the instruments to fair value at each reporting period. The liabilities were subject to re-measurement at each balance sheet date until exercised, and any change in fair value was recognized in the Company’s statements of operations. The fair value of the Private Placement Warrants was estimated using a Black-Scholes method at each measurement date. The fair value of the warrants issued in connection with the Public Offering were initially measured at fair value using a Black-Scholes method and subsequently measured based on the listed market price of such warrants. Refer to Note 13 - Warrants, in the accompanying notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
Convertible Preferred Stock Warrant Liability
We evaluate whether our warrants for shares of convertible redeemable preferred stock are freestanding financial instruments that obligate us to redeem the underlying preferred stock at some point in the future and determined that each of our outstanding warrants for convertible preferred stock are liability classified. The warrants are subject to re-measurement at each balance sheet date, and any change in fair value is recognized in the change in fair value of warrants and embedded derivatives in the consolidated statements of operations.
As discussed in Note 13 - Warrants, in the accompanying notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, upon effectiveness of the Merger, substantially all of the outstanding convertible preferred stock warrants were converted into shares of common stock of Stem. As such, the associated warrant liability was reclassified to additional paid-in-capital upon the Merger and was no longer an outstanding Level 3 financial instrument as of December 31, 2021.
2028 Convertible Notes
We accounted for the 2028 Convertible Notes as separate liability and equity components. On issuance, the carrying amount of the liability component was calculated by measuring the fair value of a similar liability that did not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was calculated by deducting the fair value of the liability component from the principal amount of the Convertible Notes as a whole. We estimated the fair value of the liability and equity components using a binomial lattice model, which includes subjective assumptions such as the expected term, the expected volatility, and the interest rate of a similar non-convertible debt instrument. These assumptions involved inherent uncertainties and management judgement. See Note 12 - Convertible Promissory Notes, in the accompanying notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Recent Accounting Pronouncements
Information with respect to recent accounting pronouncements may be found in Note 2 - Summary of Significant Accounting Policies, in the accompanying notes to the consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position because of adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of exposure resulting from potential changes in inflation, exchange rates or interest rates. We do not hold financial instruments for trading purposes.

Foreign Currency Exchange Risk
Our expenses are generally denominated in U.S. dollars. However, we have foreign currency risks related to our revenue and operating expenses denominated in Canadian dollars. We have entered into contracts with customers and a limited number of supply contracts with vendors with payments denominated in foreign currencies. We are subject to foreign currency transaction gains or losses on our contracts denominated in foreign currencies. To date, foreign currency transaction gains and losses have not been material to our financial statements.
Unfavorable changes in foreign exchange rates versus the U.S. dollar could increase our product costs, thus reducing our gross profit. We have not engaged in the hedging of foreign currency transactions to date, although we may choose to do so in the future. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on operating results or financial condition.
Interest Rate Risk
Interest rate risk is the risk that the value or yield of fixed-income investments may decline if interest rates change. Fluctuations in interest rates may impact the level of interest expense recorded on outstanding borrowings. In addition, our convertible promissory notes, 2028 Convertible Notes, notes payable, and financing obligations bear interest at a fixed rate and are not publicly traded. Therefore, fair value of our convertible promissory notes, notes payable, financing obligations and interest expense is not materially affected by changes in the market interest rates. We do not enter into derivative financial instruments, including interest rate swaps, for hedging or speculative purposes.

Credit Risk
Credit risk with respect to accounts receivable is generally not significant due to a limited carrying balance of receivables. We routinely assess the creditworthiness of our customers. We generally have not experienced any material losses related to receivables from individual customers, or groups of customers during the years ended December 31, 2021 and 2020. We do not require collateral. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in our accounts receivable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
STEM, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2021 and 2020, and for Years Ended December 31, 2021, 2020 and 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Stem, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Stem, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinions
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Business – Star Peak Acquisition Corp. Merger — Refer to Note 1 to the financial statements
Critical Audit Matter Description
On December 3, 2020, the Company (“Legacy Stem”) entered into an agreement and plan of merger with Star Peak Transition Corp. (“STPK,” prior to the closing of the Merger (as defined below) and “New Stem,” following the closing of the Merger), and STPK Merger Sub Corp., a wholly owned subsidiary of STPK (“Merger Sub”), providing for the combination of the Company and STPK pursuant to the merger of Merger Sub with and into the Company (the “Merger”), with the Company continuing as the surviving entity. On April 28, 2021, shareholders of

STPK approved the Merger, under which the Company received approximately $550.3 million. The amount received, net of transaction costs and advisory fees of $58.1 million, consisted of STPK trust and working capital cash of approximately $383.4 million and $225.0 million in cash proceeds from the sale of 22,500,000 shares of STPK common stock for $10 per share in a private placement that closed simultaneously with the consummation of the Merger. Upon the effectiveness of the Merger, STPK’s outstanding public and private placement warrants (“SPAC Warrants”) were assumed by New Stem, met the criteria for liability classification, and resulted in an assumed warrant liability of $302.6 million.
The Merger is accounted for as a reverse recapitalization in accordance with accounting principles generally accepted in the United States of America. Under this method of accounting, STPK was treated as the acquired company for financial reporting purposes. Accordingly, the Merger was treated as the equivalent of the Company issuing stock for the net assets of STPK, accompanied by a recapitalization.
We identified the Company’s accounting for the Merger and the SPAC Warrants as a critical audit matter because of the complexity of the agreements, including the agreement, plan of merger, and warrant agreements, and the significant judgment used by management to account for the Merger and the SPAC Warrants in accordance with accounting principles generally accepted in the United States of America.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the accounting for the Merger and the SPAC Warrants included the following, among others:
•We evaluated the reasonableness of management’s accounting for the Merger and SPAC Warrants in accordance with accounting principles generally accepted in the United States by:
–Obtaining and evaluating the Company’s accounting memoranda and other documentation regarding the application of the relevant accounting guidance to the Merger and SPAC Warrants.
–Obtaining, reading, and comparing the underlying terms and conditions of the relevant agreements to the Company’s accounting memoranda and other documentation.
–Evaluating the Company’s conclusions regarding the accounting treatment applied to the Merger.
–Evaluating the Company’s conclusions regarding the accounting treatment applied to the SPAC Warrants, with the assistance of professionals with expertise in accounting for warrants.
•We evaluated the sufficiency of the disclosures related to the accounting for the Merger and SPAC Warrants matter in the financial statements.
Fair Value Measurements – Legacy Stem Warrants and Private Warrants — Refer to Notes 2, 5, and 13 to the financial statements
Critical Audit Matter Description
Since inception the Company has issued warrants to purchase shares of Legacy Stem’s convertible redeemable preferred stock (“Legacy Stem Warrants”) in conjunction with various debt financings. The Legacy Stem Warrants are liability classified, and are subject to remeasurement at each balance sheet date, and any change in fair value is recognized in the change in fair value of warrants and embedded derivatives in the consolidated statement of operations. The fair value of the Legacy Stem Warrants was determined using the Black-Scholes option-pricing model as well as a discount for lack of marketability. Black-Scholes inputs used to value the warrants include selection of guideline public companies and volatility. Upon effectiveness of the Merger, the Company had 50,207,439 Legacy Stem Warrants outstanding, of which substantially all were converted into 2,759,970 shares of Class A common stock and the associated warrant liability was reclassified to additional paid-in capital. Upon conversion of the Legacy Stem Warrants, the existing warrant liabilities were remeasured to fair value resulting in a gain on remeasurement of $100.9 million and a total warrant liability of $60.6 million, which was then reclassified to additional paid-in capital.

As part of STPK’s initial public offering, STPK issued 12,786,168 warrants to purchase common stock (the “Public Warrants”). Simultaneously with the closing of the initial public offering, STPK completed the private sale of 7,181,134 warrants to STPK’s sponsor (the “Private Warrants”). Upon the effectiveness of the Merger, New Stem assumed the outstanding Public Warrants and Private Warrants (together, the “SPAC Warrants”), resulting in assumed warrant liabilities of $185.9 million and $116.7 million, respectively, or a total warrant liability of $302.6 million. On June 25, 2021, the Company entered into an exchange agreement with the holders of the 7,181,134 outstanding Private Warrants, pursuant to which such holders received 4,683,349 shares of the Company’s common stock on June 30, 2021, in exchange for the cancellation of the outstanding Private Warrants. Although the Public Warrants were publicly traded and thus had an observable market price, the Private Warrants were not publicly traded. The Company used the Black-Scholes option-pricing model valuation model and valuation assumptions to determine the fair value of the Private Warrants upon the effectiveness of the Merger. Immediately prior to the exchange, the Private Warrants were remeasured to fair value based on the trading price of the exchanged shares of common stock, resulting in a loss on remeasurement of $52.0 million and a total warrant liability of $168.6 million, which was then reclassified to additional paid-in capital.
We identified the fair value measurements of the Legacy Stem Warrants and Private Warrants as a critical audit matter because of the model and the inputs management used in the Black-Scholes model, including selection of guideline public companies and volatility, as well as the inputs management used in estimating the discount for lack of marketability used in the fair value measurements of the Legacy Stem Warrants. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists who possess significant quantitative and modeling expertise, to audit and evaluate the appropriateness of these models and inputs.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the fair value measurements of the Legacy Stem Warrants and Private Warrants included the following, among others:
•With the assistance of fair value specialists, we evaluated the reasonableness of the valuation model and the inputs including selection of guideline public companies and volatility used to determine the fair value of the Private Warrants.
•With the assistance of fair value specialists, we evaluated the reasonableness of the valuation model and the inputs including selection of guideline public companies and volatility used to determine the fair value of the Legacy Stem Warrants.
•We tested the source information underlying the fair value measurements of the Legacy Stem Warrants and Private Warrants and the mathematical accuracy of management’s calculations.
•We evaluated the sufficiency of the disclosures related to the fair value measurements of the Legacy Stem Warrants and Private Warrants in the financial statements.
Convertible Promissory Notes – 2028 Convertible Notes and Capped Call Options — Refer to Notes 5 and 12 to the financial statements
Critical Audit Matter Description
On November 22, 2021, the Company issued an aggregate principal amount of $460 million of 2028 Convertible Notes in a private placement offering to qualified institutional buyers. Under the terms of the 2028 Convertible Notes, upon conversion the Company may choose to pay or deliver cash, shares of common stock, or a combination of cash and shares of common stock. The Company separately accounted for the liability and equity components of the 2028 Convertible Notes by allocating the proceeds between the liability component and the embedded conversion option due to the Company’s ability to settle the 2028 Convertible Notes in cash, shares of common stock or a combination of cash and shares of common stock at its option. The Company calculated the amount of the liability component by measuring the fair value of a similar liability that does not have an associated conversion feature by using a binomial lattice model and unobservable inputs. The Company recognized the equity component as a debt discount measured as the difference between the gross proceeds from the issuance of the 2028 Convertible Notes and the fair value of the liability component on the date of original issuance. At the original issuance date, the estimated fair value of the liability component was $324.8 million and the recognized amount of the equity component was $135.2 million.
To minimize the impact of potential dilution to the Company’s common stockholders upon conversion of the 2028 Convertible Notes, the Company entered into separate capped call transactions (the “Capped Call Options”), pursuant to which the Company has the option to purchase its common stock at a price which corresponds to the initial conversion price of the 2028 Convertible Notes, subject to a cap price and certain anti-dilution and other adjustments. The Capped Call Options are considered separate transactions entered into by and between the Company and the Capped Call Option counterparties, and are not part of the terms of the 2028 Convertible Notes. These instruments meet the conditions to be classified in stockholders’ equity and are not subsequently remeasured as long as the conditions for equity classification continue to be met. The Company used $66.7 million of the net proceeds of the 2028 Convertible Notes to pay the cost of the Capped Call Options, and the Company recorded a reduction to additional paid-in capital for the same amount.
Given the complexity of identifying and separating the features of the 2028 Convertible Notes and Capped Call Options under accounting principles in the United States of America, and the complex valuation methodology used and significant assumptions made by management in measuring the amounts of the components by estimating the fair value of a similar liability that does not have an associated conversion feature, we identified the 2028 Convertible Notes and Capped Call Options as a critical audit matter. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists and professionals with expertise in accounting for convertible notes and capped call options.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the identification and separation of the features of the 2028 Convertible Notes and Capped Call Options, and the valuation of the amounts of the components, included the following, among others:
•We read the offering memorandum, the convertible notes purchase agreement, the convertible note agreement, the initial purchasers’ option exercise notice, the capped call confirmations, and related documents.
•With the assistance of professionals with expertise in accounting for convertible notes and capped call options, we evaluated management’s conclusions regarding the accounting treatment applied to the 2028 Convertible Notes and Capped Call Options, including the separation of the 2028 Convertible Notes into a liability component and an equity component, and the separate accounting treatment for the Capped Call Options.
•To test the valuation of the amount of the liability and equity components, our audit procedures included, among others:
–With the assistance of fair value specialists, we evaluated the reasonableness of the binomial lattice valuation methodology used, and the significant assumptions made for the volatility, the expected term, and the interest rate of a similar non-convertible debt instrument used in estimating the fair value of a similar liability that does not have an associated conversion feature.
–We tested the source information underlying the estimated fair value of a similar liability that does not have an associated conversion feature and the mathematical accuracy of the calculations.
–With the assistance of fair value specialists, we developed an estimate of the fair value of a similar liability that does not have an associated conversion feature using independent expectations of the significant assumptions and compared our estimate of fair value to management’s estimate.
•We evaluated the sufficiency of the disclosures related to the 2028 Convertible Notes and Capped Call Options in the financial statements.

Revenue – Partnership Arrangements — Refer to Notes 2 and 3 to the financial statements
Critical Audit Matter Description
Partnership arrangements consist of promises to transfer inventory in the form of an energy storage system to a project developer and to separately provide energy optimization services to the ultimate owner of the project after the developer completes the installation of the project. Under partnership arrangements, the Company’s customer is the project developer. The Company determined the promise to deliver the inventory as a component of the project for which the customer is responsible to develop is a separate and distinct performance obligation from the promise to provide energy optimization services. The Company allocates revenue between the hardware and energy storage services performance obligations based on the standalone selling price of each performance obligation. The standalone selling price for the hardware is established based on observable pricing. The standalone selling price for the energy optimization services is established using a residual value approach due to the significant variability in the services provided to each individual customer based on the specific requirements of each individual project and the lack of observable standalone sales of such services.
The Company transfers control of the inventory upon delivery and simultaneous transfer of title to the customer. The Company transfers control of its energy optimization services to its customers continuously throughout the term of the contract (a stand-ready obligation), which does not commence until the customer successfully completes the installation of the project. As a result, the time frame between when the Company transfers control of the inventory to the customer upon delivery is generally several months, and can be in excess of one year, before the Company is required to perform any subsequent energy optimization services. Revenue is recognized ratably as control of these services is transferred to its customers based on a time-based output measure of progress of days elapsed over the term of the contract, in an amount that reflects the consideration the Company expects to be entitled to in exchange for its services. For the year ended December 31, 2021, the partnership hardware and service revenue recognized was $107.1 million.
Given management’s judgments to determine allocation of revenue between hardware and energy storage services performance obligations based on the standalone selling price of each performance obligation, auditing the judgments and estimates made in allocating revenue involved a high degree of auditor judgment and an increased extent of audit effort.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to partnership hardware and service revenue included the following, among others:
•For partnership arrangements, we selected a sample of contracts with customers and performed the following procedures:
–Obtained and read the contracts and contract amendments, if any, and tested management’s identification of significant terms and conditions.
–Tested management’s identification of distinct performance obligations by evaluating whether the underlying goods, services, or both were highly interdependent and interrelated.
–Tested the allocation of the transaction price to each distinct performance obligation by comparing the relative standalone selling prices to the selling prices of similar goods or services.
–Evaluated management’s estimate of standalone selling prices for reasonableness.
–Evaluated the timing of revenue recognition for each performance obligation through obtaining signed proof of delivery documents.
–Tested the mathematical accuracy of management’s calculation of revenue recognized in the financial statements.
•We evaluated the sufficiency of the disclosures in the financial statements.

/s/DELOITTE & TOUCHE LLP
San Francisco, California
February 28, 2022
We have served as the Company’s auditor since 2018.

STEM, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$747,780	$6,942
Short-term investments	173,008	—
Accounts receivable, net	61,701	13,572
Inventory, net	22,720	20,843
Other current assets (includes $213 and $123 due from related parties as of December 31, 2021 and December 31, 2020, respectively)	18,641	7,920
Total current assets	1,023,850	49,277
Energy storage systems, net	106,114	123,703
Contract origination costs, net	8,630	10,404
Goodwill	1,741	1,739
Intangible assets, net	13,966	12,087
Operating leases right-of-use assets	12,998	358
Other noncurrent assets	24,531	8,282
Total assets	$1,191,830	$205,850
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$28,273	$13,749
Accrued liabilities	25,993	16,072
Accrued payroll	7,453	5,976
Notes payable, current portion	—	33,683
Convertible promissory notes (includes $0 and $45,271 due to related parties as of December 31, 2021 and December 31, 2020, respectively)	—	67,590
Financing obligation, current portion	15,277	14,914
Deferred revenue, current portion	9,158	36,942
Other current liabilities (includes $306 and $399 due to related parties as of December 31, 2021 and December 31, 2020, respectively)	1,813	1,589
Total current liabilities	87,967	190,515
Deferred revenue, noncurrent	28,285	15,468
Asset retirement obligation	4,135	4,137
Notes payable, noncurrent	1,687	4,612
Convertible notes, noncurrent	316,542	—
Financing obligation, noncurrent	73,204	73,128
Warrant liabilities	—	95,342
Lease liability, noncurrent	12,183	57
Total liabilities	524,003	383,259
Commitments and contingencies (Note 19)
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized as of December 31, 2021 and December 31, 2020, respectively; 0 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized as of December 31, 2021 and December 31, 2020; 144,671,624 and 40,202,785 issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	14	4
Additional paid-in capital	1,176,845	230,620
Accumulated other comprehensive income (loss)	20	(192)
Accumulated deficit	(509,052)	(407,841)
Total stockholders’ equity (deficit)	667,827	(177,409)
Total liabilities and stockholders’ equity (deficit)	$1,191,830	$205,850
The accompanying notes are an integral part of these consolidated financial statements.

STEM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2021	2020	2019
Revenue
Service revenue	$20,463	$15,645	$13,482
Hardware revenue	106,908	20,662	4,070
Total revenue	127,371	36,307	17,552
Cost of revenue
Cost of service revenue	28,177	21,187	16,958
Cost of hardware revenue	97,947	19,032	3,854
Total cost of revenue	126,124	40,219	20,812
Gross margin	1,247	(3,912)	(3,260)
Operating expenses
Sales and marketing	19,950	14,829	17,462
Research and development	22,723	15,941	14,703
General and administrative	41,648	14,705	12,425
Total operating expenses	84,321	45,475	44,590
Loss from operations	(83,074)	(49,387)	(47,850)
Other income (expense), net
Interest expense	(17,395)	(20,806)	(12,548)
Loss on extinguishment of debt	(5,064)	—	—
Change in fair value of warrants and embedded derivative	3,424	(84,455)	1,493
Other expenses, net	898	(1,471)	(503)
Total other income (expense)	(18,137)	(106,732)	(11,558)
Loss before income taxes	(101,211)	(156,119)	(59,408)
Income tax expense	—	(5)	(6)
Net loss	$(101,211)	$(156,124)	$(59,414)

Net loss per share attributable to common shareholders, basic and diluted	$(0.96)	$(4.13)	$(1.51)

Weighted-average shares used in computing net loss per share, basic and diluted	105,561,139	40,064,087	42,811,383

The accompanying notes are an integral part of these consolidated financial statements.

STEM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Years Ended December 31,
	2021	2020	2019
Net loss	$(101,211)	$(156,124)	$(59,414)
Other comprehensive income (loss):
Unrealized loss on available-for-sale securities	(175)	—	—
Foreign currency translation adjustment	387	(246)	54
Total comprehensive loss	$(100,999)	$(156,370)	$(59,360)

The accompanying notes are an integral part of these consolidated financial statements.

STEM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’EQUITY (DEFICIT)
(in thousands, except share amounts)

	Convertible Preferred Stock		Series 1 Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2019	186,466,181	$218,931	3,405	$—	9,583,163	$—	$555	$—	$(210,596)	$(210,041)
Retroactive application of recapitalization (Note 1)	(186,466,181)	(218,931)	(3,405)	—	32,640,569	3	218,928	—	—	$218,931
Adjusted balance, beginning of period	—	—	—	—	42,223,732	3	219,483	—	(210,596)	8,890
Effect of exchange transaction (Note 12)	—	—	—	—	(3,368,264)	—	(15,946)	—	10,956	(4,990)
Issuance of warrants to purchase common stock	—	—	—	—		—	1,217	—	—	1,217
Issuance of shares upon conversion of promissory note	—	—	—	—	4,245,330	—	28,144	—	—	28,144
Settlement of litigation	—	—	—	—	(2,905)	—	—	—	—	—
Issuance of common stock upon exercise of stock options and warrants	—	—	—	—	91,302	—	36	—	—	36
Stock-based compensation	—	—	—	—	—	—	1,531	—	—	1,531
Foreign currency translation adjustments	—	—	—	—	—	—	—	54	—	54
Net loss	—	—	—	—	—	—	—	—	(59,414)	(59,414)
Balance as of December 31, 2019	—	—	—	—	43,189,195	3	234,465	54	(259,054)	(24,532)
Effect of exchange transaction (Note 12)	—	—	—	—	(3,448,648)	—	(10,605)	—	7,337	(3,268)
Cancellation of exchange transaction by shareholder	—	—	—	—	184,520	—	—	—	—	—
Recognition of beneficial conversion feature related to convertible notes	—	—	—	—	—	—	1,629	—	—	1,629
Issuance of warrants to purchase common stock	—	—	—	—	—	—	168	—	—	168
Issuance of shares upon exercise of stock options and warrants	—	—	—	—	277,718	1	421	—	—	422
Stock-based compensation	—	—	—	—	—	—	4,542	—	—	4,542
Foreign currency translation adjustments	—	—	—	—	—	—	—	(246)	—	(246)
Net loss	—	—	—	—	—	—	—	—	(156,124)	(156,124)
Balance as of December 31, 2020	—	—	—	—	40,202,785	4	230,620	(192)	(407,841)	(177,409)
Merger and PIPE financing (Note 1)	—	—	—	—	70,428,326	7	248,137	—	—	248,144
Conversion of warrants into common stock upon Merger (Note 13)	—	—	—	—	2,759,970	—	60,568	—	—	60,568
Conversion of convertible notes into common stock (Note 12)	—	—	—	—	10,921,548	1	77,747	—	—	77,748
Exchange of warrants into common stock (Note 13)	—	—	—	—	4,683,349	1	168,646	—	—	168,647
Issuance of common stock warrants for services (Note 13)	—	—	—	—	—	—	9,183	—	—	9,183
The accompanying notes are an integral part of these consolidated financial statements.

Public Warrants exercises (Note 13)	—	—	—	—	12,638,723	1	312,115	—	—	312,116
Issuance of 2028 Convertible Notes, net (Note 12)	—	—	—	—	—	—	130,979	—	—	130,979
Purchase of capped call options (Note 12)	—	—	—	—	—	—	(66,700)	—	—	(66,700)
Stock option exercises, net of statutory tax withholdings	—	—	—	—	2,667,384	—	(9,574)	—	—	(9,574)
Legacy stock warrant exercises (Note 13)	—	—	—	—	369,539	—	418	—	—	418
Stock-based compensation	—	—	—	—	—	—	14,706	—	—	14,706
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	(175)	—	(175)
Foreign currency translation gain	—	—	—	—	—	—	—	387	—	387
Net loss	—	—	—	—	—	—	—	—	(101,211)	(101,211)
Balance as of December 31, 2021	—	—	—	—	144,671,624	$14	$1,176,845	$20	$(509,052)	$667,827
The accompanying notes are an integral part of these consolidated financial statements.

STEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2021	2020	2019
OPERATING ACTIVITIES
Net loss	$(101,211)	$(156,124)	$(59,414)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	24,473	17,736	13,889
Non-cash interest expense, including interest expenses associated with debt issuance costs	9,648	10,044	4,759
Stock-based compensation	13,546	4,542	1,531
Change in fair value of warrant liability and embedded derivative	(3,424)	84,455	(1,493)
Noncash lease expense	896	589	906
Accretion expense	229	217	303
Impairment of energy storage systems	4,320	1,395	295
Issuance of warrants for services	9,183	—	—
Net (accretion of discount) amortization of premium on investments	664	—	—
Other	(50)	(129)	(76)
Changes in operating assets and liabilities:
Accounts receivable	(48,125)	(6,988)	(5,112)
Inventory	(1,877)	(17,263)	(1,553)
Other assets	(24,783)	(5,329)	(1,860)
Right-of-use assets	(199)	—	—
Contract origination costs, net	(2,622)	(2,552)	(1,302)
Accounts payable and accrued expenses	33,462	5,684	10,562
Deferred revenue	(14,967)	31,682	9,007
Lease liabilities	(303)	(646)	(230)
Other liabilities	(126)	(984)	110
Net cash used in operating activities	(101,266)	(33,671)	(29,678)
INVESTING ACTIVITIES
Purchase of available-for-sale investments	(189,858)	—	—
Sale of available-for-sale investments	16,011	—	—
Purchase of energy storage systems	(3,604)	(6,196)	(40,995)
Capital expenditures on internally-developed software	(5,970)	(5,828)	(5,356)
Purchase of equity method investment	(1,212)	—	—
Purchase of property and equipment	(600)	(12)	(7)
Net cash used in investing activities	(185,233)	(12,036)	(46,358)
FINANCING ACTIVITIES
Proceeds from exercise of stock options and warrants	148,532	422	36
Payments for taxes related to net share settlement of stock options	(12,622)	—	—
Net contributions from Merger and PIPE financing, net of transaction costs of $58,061	550,322	—	—
Proceeds from financing obligations	7,839	16,222	32,310
Repayment of financing obligations	(9,587)	(10,689)	(7,309)
Proceeds from issuance of convertible notes, net of issuance costs of $14,299, $240 and $2,308 for the years ended December 31, 2021, 2020 and 2019, respectively	446,827	33,081	63,250
Purchase of capped call options	(66,700)	—	—
Proceeds from issuance of notes payable, net of issuance costs of $0, $1,502 and $0 for the years December 31, 2021, 2020 and 2019, respectively	3,930	23,498	4,710
Repayment of notes payable	(41,446)	(22,240)	(25,796)
Net cash provided by financing activities	1,027,095	40,294	67,201
Effect of exchange rate changes on cash and cash equivalents	242	(534)	(170)
Net increase (decrease) in cash and cash equivalents	740,838	(5,947)	(9,005)
Cash and cash equivalents, beginning of period	6,942	12,889	21,894
Cash and cash equivalents, end of period	$747,780	$6,942	$12,889
The accompanying notes are an integral part of these consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$10,188	$9,665	$8,937
Cash paid for income taxes	$—	$2	$3
NON-CASH INVESTING AND FINANCING ACTIVITIES
Change in asset retirement costs and asset retirement obligation	$231	$1,839	$(636)
Exchange of warrants for common stock	$168,647	$—	$—
Conversion of warrants upon Merger	$60,568	$—	$—
Conversion of convertible notes upon Merger	$77,748	$—	$—
Conversion of accrued interest into outstanding note payable	$337	$644	$—
Right-of-use asset obtained in exchange for lease liability	$13,337	$—	$—
Settlement of warrant liability into common stock due to exercise	$167,050	$—	$—
Settlement of warrant liability into common stock due to redemption	$2,121	$—	$—
Issuance of common stock warrants	$—	$168	$1,216
Stock-based compensation capitalized to internal-use software	$1,160	$—	$—
Purchase of energy storage systems in accounts payable	$—	$1,806	$950
Conversion of convertible promissory notes and accrued interest into Series D preferred stock	$—	$—	$28,144
The accompanying notes are an integral part of these consolidated financial statements.

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BUSINESS
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
Star Peak Acquisition Corp. Merger
On December 3, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Star Peak Transition Corp. (“STPK”), an entity listed on the New York Stock Exchange under the trade symbol “STPK”, and STPK Merger Sub Corp., a Delaware corporation and wholly-owned subsidiary of STPK (“Merger Sub”), providing for, among other things, and subject to the conditions therein, the combination of the Company and STPK pursuant to the merger of Merger Sub with and into the Company with the Company continuing as the surviving entity (the “Merger”).

On April 28, 2021, shareholders of STPK approved the Merger, under which Stem received approximately $550.3 million, net of fees and expenses as follows (in thousands):

Recapitalization
Cash — STPK trust and working capital cash	$383,383
Cash — PIPE (as described below)	225,000
Less: transaction costs and advisory fees paid	(58,061)
Merger and PIPE financing	$550,322

Immediately prior to the closing of the Merger, (i) all issued and outstanding shares of Legacy Stem preferred stock, par value $0.00001 per share (the “Legacy Stem Preferred Stock”), were converted into shares of Legacy Stem common stock, par value $0.000001 per share (the “Legacy Stem Common Stock”) in accordance with Legacy Stem’s amended and restated certificate of incorporation, (ii) all outstanding convertible promissory notes of Legacy Stem (the “Legacy Stem Convertible Notes”) were converted into Legacy Stem Preferred Stock in accordance with the terms of the Legacy Stem Convertible Notes and (iii) certain warrants issued by Legacy Stem to purchase Legacy Stem Common Stock and Legacy Stem Preferred Stock (the “Legacy Stem Warrants”) were exercised by holders into Legacy Stem Common Stock in accordance with the terms thereof. Upon the consummation of the Merger, each share of Legacy Stem common stock then issued and outstanding was canceled and converted into the right to receive shares of common stock of Stem using an exchange ratio of 4.6432.

In connection with the execution of the Merger Agreement, STPK entered into separate subscription agreements (each, a “Subscription Agreement”) with a number of investors (each a “Subscriber”), pursuant to which the Subscribers agreed to purchase, and STPK agreed to sell to the Subscribers, an aggregate of 22,500,000 shares of common stock (the “PIPE Shares”), for a purchase price of $10 per share and an aggregate purchase price of $225.0 million, in a private placement pursuant to the

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
subscription agreements (the “PIPE”). The PIPE investment closed simultaneously with the consummation of the Merger. The Merger is accounted for as a reverse recapitalization in accordance with U.S. generally accepted accounting principles (“GAAP”). Under this method of accounting, STPK was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Merger was treated as the equivalent of Stem issuing stock for the net assets of STPK, accompanied by a recapitalization. The net liabilities of STPK of $302.2 million, comprised primarily of the warrant liabilities associated with the Public and Private Placement Warrants discussed in Note 13 - Warrants, are stated at historical cost, with no goodwill or other intangible assets recorded.
Liquidity
The accompanying consolidated financial statements have been prepared in accordance with GAAP and with the instructions to Form 10-K and Regulation S-X, assuming the Company will continue as a going concern. As of December 31, 2021, the Company had cash and cash equivalents of $747.8 million, short-term investments of $173.0 million, an accumulated deficit of $509.1 million and net working capital of $935.9 million, with $15.3 million of financing obligation coming due within the next 12 months. During the year ended December 31, 2021, the Company incurred a net loss of $101.2 million and had negative cash flows from operating activities of $101.3 million. However, the net proceeds from the Merger of $550.3 million, the proceeds of $145.3 million from the exercise of Public Warrants (as described in Note 13 - Warrants), and the net proceeds of $445.7 million from the issuance of the Company’s 0.50% Green Convertible Senior Notes due 2028 (the “2028 Convertible Notes”) (as described in Note 12 - Convertible Promissory Notes) provided the Company with a significant amount of cash proceeds. As discussed in Note 21 - Subsequent Events, the Company completed the acquisition of 100% of the outstanding shares of AlsoEnergy, Inc., (“AlsoEnergy”) for an aggregate purchase price of $695.0 million, consisting of approximately 75% in cash. The Company believes that its cash position is sufficient to meet capital and liquidity requirements for at least the next 12 months after the date that the financial statements are available to be issued.
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
COVID-19
The ongoing COVID-19 pandemic has resulted and may continue to result in widespread adverse impacts on the global and U.S. economies. Ongoing government and business responses to COVID-19, along with the COVID-19 Omicron variant and resurgence of related disruptions, could have a continued material adverse effect on economic and market conditions and trigger a period of continued global and U.S. economic slowdown.

The Company’s industry is currently facing shortages and shipping delays affecting the supply of energy storage systems, batteries, modules and component parts for inverters and battery energy storage systems available for purchase. These shortages and delays can be attributed in part to the COVID-19 pandemic and resulting government action. While a majority of the Company’s suppliers have secured sufficient quantities to permit them to continue delivery and installing through the end of 2022, if these shortages and delays persist into 2023, they could adversely affect the timing of when energy storage systems can be delivered and installed and when the Company can begin to generate revenue from those systems. The Company cannot predict the full effect the COVID-19 pandemic will have on its business, cash flows, liquidity, financial condition and results of operations at this time due to numerous uncertainties. The Company will continue to monitor developments affecting its workforce, its customers and its business operations generally, and will take actions it determines are necessary in order to mitigate these effects.
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The Company's consolidated financial statements have been prepared in accordance with GAAP.
Immaterial Out-of-Period Corrections

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During the year ended December 31, 2021, the Company recorded certain out-of-period corrections related to prior interim and annual periods pertaining to the amortization of contract origination costs and valuation of energy storage systems that were decommissioned. The impact of out-of-period corrections to the year ended December 31, 2021 was an increase of $2.8 million to net loss, and increase to cost of service revenue of $1.7 million, and an increase to sales and marketing expenses of $1.1 million. The following table presents the amount of the errors identified for energy storage systems, net and contract origination costs, net as of the end of each period, and the amounts and periods in which the errors related to cost of service revenue and sales and marketing originated (in millions):

(overstatement)/understatement	Year Ended December 31,
	2020	2019	Periods prior to 2019
Energy storage systems, net	$(1.7)	$(1.5)	$(0.9)
Contract origination costs, net	$(1.1)	$(0.3)	$(0.1)
Cost of service revenue	$0.2	$0.6	$0.9
Sales and marketing	$0.8	$0.2	$0.1
The Company corrected the out of period errors in the quarter ended December 31, 2021. The impact of the out-of-period correction for the quarter ended December 31, 2021 included corrections for the prior quarterly periods presented below. The impact to the quarter ended December 31, 2021, was an increase of $4.2 million to net loss, increase to cost of service revenue of $1.8 million and increase to sales and marketing expenses of $2.4 million. The following table presents the amounts of the errors identified for energy storage systems, net and contract origination costs, net as of the end of each period, as well as the quarterly periods in which the errors related to cost of service revenue and sales and marketing originated (in millions):

(overstatement)/understatement
	Quarter ended September 30, 2021	Quarter ended June 30, 2021	Quarter ended March 31, 2021
Energy storage systems, net	$(1.8)	$(1.7)	$(1.7)
Contract origination costs, net	$(2.4)	$(1.6)	$(1.4)
Cost of service revenue	$0.1	$—	$—
Sales and marketing	$0.8	$0.2	$0.3
The errors and out of period corrections had no impact to the Company’s net cash used in operating activities for any of the periods presented. The Company performed a quantitative and qualitative evaluation of these out-of-period adjustments and has concluded that the amounts are not material in relation to the year ended December 31, 2021, or any prior interim or annual periods.
Reclassifications
Certain prior year amounts have been reclassified for consistency with the current year presentation. Such reclassifications have no impact on previously reported net loss, stockholders' equity (deficit), or cash flows.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and consolidated variable interest entities (“VIEs”). All intercompany balances and transactions have been eliminated in consolidation.
Variable Interest Entities
The Company forms special purpose entities (“SPEs”), some of which are VIEs, with its investors in the ordinary course of business to facilitate the funding and monetization of its energy storage systems. A legal entity is considered a VIE if it has either a total equity investment that is insufficient to finance its operations without additional subordinated financial support or whose equity holders lack the characteristics of a controlling financial interest. The Company’s variable interests arise from contractual, ownership, or other monetary interests in the entity. The typical condition for a controlling financial interest ownership is holding a majority of the voting interests of an entity; however, a controlling financial interest may also exist in entities, such as VIEs, through arrangements that do not involve controlling voting interests.

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company consolidates a VIE if it is deemed to be the primary beneficiary. The Company determines it is the primary beneficiary if it has the power to direct the activities that most significantly impact the VIEs’ economic performance and has the obligation to absorb losses or has the right to receive benefits of the VIE that could potentially be significant to the VIE. The Company evaluates its relationships with its VIEs on an ongoing basis to determine whether it is the primary beneficiary.
Equity Method Investments
The Company has ownership interests in SPEs which it does not control. Where the Company holds an interest in these SPEs of greater than 20% and has the ability to exercise significant influence, the Company uses the equity method to account for its investments in these SPEs. Under the equity method of accounting, investments are stated at initial cost and are adjusted for subsequent additional investments and the Company’s proportionate share of earnings or losses and distributions. Such proportionate share of earnings or losses is included within other expenses, net in the consolidated statements of operations. The Company considers whether its equity method investments are impaired when events or circumstances suggest that the carrying amount may not be recoverable. An impairment charge is recognized in the consolidated statements of operations for a decline in value that is determined to be other-than-temporary. In determining if and when a decline in the fair value of these investments below their carrying value is other-than-temporary, the Company evaluates the market condition, trends of earnings and cash flows and other key measures of performance and recognizes such loss which is deemed to be other-than-temporary. No such losses have been recognized during the years ended December 31, 2021, 2020, and 2019.
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
Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, depreciable life of energy systems; the amortization of financing obligations; deferred commissions and contract fulfillment costs; the valuation of energy storage systems, internally developed software, and asset retirement obligations; and the fair value of financial instruments, equity-based instruments, debt, warrant liabilities and embedded derivatives.
Segment Information
Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is the CODM. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, management has determined that the Company operates as one operating segment that is focused exclusively on innovative technology services that transform the way energy is distributed and consumed. Net assets outside of the U.S. were less than 10% of total net assets as of December 31, 2021 and 2020.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity date of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are maintained at financial institutions. The Company maintains all cash in a highly liquid form to meet current obligations.
Short-Term Investments
Investments with a maturity date greater than three months that the Company intends to convert to cash or cash equivalents within a year or less are classified as short-term investments in the Company’s consolidated balance sheets. Additionally, in accordance with ASC 320, Investments - Debt Securities, the Company has classified all short-term investments as available-for-sale securities and changes in fair market value are reported in other comprehensive income (loss).
The Company utilizes its short-term investments as an alternative form of cash and, if the cash needs arise, could liquidate the investments at any point in time regardless of the contractual maturity of the investments. All of the Company’s investments are tradable on an active market and could be sold at fair value at any point in time.
Accounts Receivable, Net

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accounts receivable are recorded at the invoiced amount, net of allowance for doubtful accounts. Accounts receivable also include unbilled accounts receivable, which is composed of the monthly energy optimization services provided and recognized but not yet invoiced as of the end of the reporting period. The allowance for doubtful accounts is based on the Company’s best estimate and is determined based upon a variety of factors, including analyses of specific customer receivables, aging, and overall assessments of collectability. Accounts receivable balances are charged against the allowance when the Company believes it is probable that the receivable will not be recovered. The allowance for doubtful accounts balance was $0.1 million as of each December 31, 2021 and 2020.
Concentrations of Credit Risk and Other Uncertainties
Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents and accounts receivable. The Company’s cash balances are primarily invested in money market funds or on deposit at high credit quality financial institutions in the U.S. The Company’s cash and cash equivalents are held at financial institutions where account balances may at times exceed federally insured limits. Management believes the Company is not exposed to significant credit risk due to the financial strength of the depository institution in which the cash is held. The Company has no financial instruments with off-balance sheet risk of loss.
At times, the Company may be subject to a concentration of credit risk in relation to certain customers due to the purchase of large energy storage systems made by such customers. The Company routinely assesses the creditworthiness of its customers. The Company has not experienced any material losses related to receivables from individual customers, or groups of customers during the years ended December 31, 2021, 2020 and 2019. The Company does not require collateral. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in the Company’s accounts receivable.
Significant Customers
A significant customer represents 10% or more of the Company’s total revenue or accounts receivable, net balance at each reporting date. For each significant customer, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable are as follows:

	Accounts Receivable		Revenue
	December 31,		Year Ended December 31,
	2021	2020	2021	2020	2019
Customers:
Customer A	23%	*	11%	*	*
Customer B	15%	*	10%	12%	*
Customer C	13%	17%	10%	25%	*
Customer D	*	30%	*	*	*
Customer E	*	20%	*	*	*
*Total less than 10% for the respective period
Inventory
Inventory consists of batteries and related components either in-process at the Company’s OEM suppliers or as a finished product at the Company’s warehouse, which are sold and delivered directly to customers under the Company’s partnership arrangements as individual assets or assembled systems. Inventory is stated at lower of cost or net realizable value with cost being determined by the specific identification method. The Company periodically reviews its inventory for potentially slow-moving or obsolete items and writes down specific items in inventory to net realizable value based on its assessment of market conditions.
Energy Storage Systems, Net
The Company sells energy optimization services to host customers through the use of energy storage systems installed at customer locations. The Company determined that it does not transfer control of these energy storage systems to the customer, which are operated and controlled via the Company’s proprietary cloud-based software (“SaaS”) platform; therefore, these

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
energy storage systems do not qualify as a leased asset. The energy storage systems are stated at cost, less accumulated depreciation and impairment (as applicable).
Energy storage systems, net is comprised of equipment costs, which include components such as batteries, inverters, and other electrical equipment, and associated design, installation, and interconnection costs required to begin providing the energy optimization services to customers.
Depreciation of the energy storage systems is a component of cost of revenues within the consolidated statements of operations and is calculated using the straight-line method over the estimated useful lives of the energy storage systems, or 10 years, once the respective energy storage systems have been installed and interconnected to the power grid, the Company has received permission to operate, and the Company has begun to provide energy optimization services to the customer (i.e., energy storage system is live). Repairs and maintenance costs are expensed as incurred. Impairment charges related to energy storage system that were determined to no longer be recoverable totaled $4.3 million, $1.4 million and $0.3 million for the years ended December 31, 2021, 2020, and 2019, respectively.
Contract Origination Costs, Net
Contract origination costs, net is stated at gross contract origination costs less accumulated amortization. Contract origination costs consists of sales commissions earned by the Company’s sales team, as well as related payroll taxes and other relevant fringe benefits that are direct, incremental, and recoverable costs of obtaining a contract with a customer. As a result, these amounts have been capitalized on the consolidated balance sheets. The Company deferred incremental costs of obtaining a contract of $3.0 million and $2.6 million during the years ended December 31, 2021 and 2020, respectively.
Contract origination costs are amortized over the expected period of benefit. The period of benefit is estimated by considering factors such as the timing of fulfillment of performance obligations, historical customer attrition rates, the useful life of the Company’s technology, and the impact of competition in its industry. Amortization of contract costs were $3.9 million, $0.8 million and $0.5 million for the years ended December 31, 2021, 2020, and 2019, respectively, and are included in sales and marketing expense in the accompanying consolidated statements of operations. The Company also recorded $0.5 million, $0.1 million and $0.5 million in impairment losses in sales and marketing expense in the statements of operations related to the contract origination costs that were determined to no longer be recoverable during the years ended December 31, 2021, 2020, and 2019, respectively.
Business Combinations
The Company accounts for business acquisitions under ASC 805, Business Combinations. The total purchase consideration for an acquisition is measured as the fair value of the assets given, equity instruments issued and liabilities assumed at the acquisition date. Costs that are directly attributable to the acquisition are expensed as incurred. Identifiable assets (including intangible assets), liabilities assumed (including contingent liabilities) and noncontrolling interests in an acquisition are measured initially at their fair values at the acquisition date. The Company recognizes goodwill if the fair value of the total purchase consideration and any noncontrolling interests is in excess of the net fair value of the identifiable assets acquired and the liabilities assumed. The Company recognizes a bargain purchase gain within other income (expense), net, on the consolidated statement of operations if the net fair value of the identifiable assets acquired and the liabilities assumed is in excess of the fair value of the total purchase consideration and any noncontrolling interests. The Company includes the results of operations of the acquired business in the consolidated financial statements beginning on the acquisition date.
Intangible Assets
Internal-use software
The Company capitalizes costs incurred in the development of internal-use software during the application development stage. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. Capitalized internal-use software is amortized on a straight-line basis over the estimated useful life of the software once it is ready for its intended use. The estimated useful life of costs capitalized is generally five years. The Company recorded amortization for internal-use software of $5.0 million, $4.0 million and $3.0 million in cost of revenues in the accompanying consolidated statements of operations for the years ended December 31, 2021, 2020, and 2019, respectively.
Finite-lived Intangible Assets
Finite-lived intangible assets consist of developed technology acquired in a business combination. Finite-lived intangible assets acquired in business combinations are initially recorded at fair value and subsequently presented net of accumulated

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
amortization. These intangible assets are amortized on a straight-line basis over their estimated useful lives. The Company amortizes its developed technology over five years. These intangible assets were fully amortized as of December 31, 2021. Amortization of these intangible assets was not material for the years ended December 31, 2020 and 2019.
Impairment of Long-Lived Assets
The Company reviews its long-lived assets, which primarily consist of energy storage systems, right-of- use assets, and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or that the useful life is shorter than originally estimated. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset over its remaining useful life.
If such assets are impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. If the useful life is shorter than originally estimated, the Company depreciates or amortizes the remaining carrying value over the revised shorter useful life. Assets to be disposed of by sale are reflected at the lower of their carrying amount or fair value less cost to sell.
Leases
The Company determines if an arrangement is or contains a lease at inception by assessing whether the arrangement contains an identified asset and whether it has the right to control the identified asset. Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The classification of the Company’s leases as operating or finance leases along with the initial measurement and recognition of the associated ROU assets and lease liabilities is performed at the lease commencement date. The measurement of ROU assets and lease liabilities is based on the present value of future lease payments over the lease term. The ROU asset also includes the effect of any lease payments made prior to or on lease commencement and excludes lease incentives and initial direct costs incurred, as applicable.
As the implicit rate in the Company’s leases is generally unknown, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future lease payments. The Company considers its credit risk, term of the lease, total lease payments and adjusts for the impacts of collateral, as necessary, when calculating its incremental borrowing rates. The lease terms may include options to extend or terminate the lease when it is reasonably certain the Company will exercise any such options. Rent expense for the Company’s operating leases is recognized on a straight-line basis over the lease term. Variable lease payments are recorded as an expense in the period incurred.
The Company has elected to not separate lease and non-lease components for any leases within its existing classes of assets and, as a result, accounts for any lease and non-lease components as a single lease component. The Company has also elected to not apply the recognition requirement to any leases within its existing classes of assets with a term of 12 months or less.
Convertible Preferred Stock Warrant Liabilities
The Company evaluates whether its warrants for shares of convertible redeemable preferred stock are freestanding financial instruments that obligate the Company to redeem the underlying preferred stock at some point in the future and determined that each of its outstanding warrants for preferred stock are liability classified. The warrants are subject to re-measurement at each balance sheet date, and any change in fair value is recognized in the change in fair value of warrants and embedded derivatives in the consolidated statements of operations.
As discussed in Note 13 - Warrants, upon effectiveness of the Merger, substantially all of the outstanding convertible preferred stock warrants were converted into shares of common stock of Stem. As such, the associated warrant liability was reclassified to additional paid-in-capital upon the Merger and was no longer an outstanding Level 3 financial instrument as of December 31, 2021.

Common Stock Warrants
The Company evaluates common stock warrants under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity. The Company assesses whether common stock warrants are freestanding financial instruments and whether they meet the criteria to be classified in stockholders’ equity, or classified as a liability. Where common stock warrants do not meet the conditions to be classified in equity, the Company assesses whether they meet the definition of a liability under ASC 815.

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Common stock warrants that meet the definition of a liability are recognized on the balance sheet at fair value. Subsequent changes in their respective fair values are recognized in the consolidated statement of operations at each reporting date.
As indicated in Note 13 - Warrants, as part of STPK’s initial public offering, the Company issued Public Warrants and Private Warrants, which upon issuance met the criteria for liability classification under ASC 815.
Asset Retirement Obligations
The Company recognizes a liability for the fair value of asset retirement obligations (“ARO”) associated with its energy storage systems in the period in which there is a legal obligation associated with the retirement of such assets and the amount can be reasonably estimated. The associated asset retirement costs are capitalized as part of the carrying amount of the energy storage systems and depreciated over the asset’s remaining useful life. This liability includes costs related to the removal of its energy storage systems at the conclusion of each respective customer contract. Subsequent to initial measurement, the asset retirement liability is accreted each period and such accretion is recognized as an expense in the consolidated statements of operations. If there are changes in the estimated amount or timing of cash flows, a revision is recorded to both the asset retirement obligation and the asset retirement capitalized cost.
Financing Obligations
The Company has formed various SPEs to finance the development and construction of its energy storage systems. These SPEs, which are structured as limited liability companies, obtain financing in the form of large upfront payments from outside investors and purchase energy storage systems from the Company under master purchase agreements. The Company accounts for the large upfront payments received from the fund investor as a borrowing by recording the proceeds received as a financing obligation, which will be repaid through host customer payments and incentives received from the utilities that will be received by the investor.
The financing obligation is non-recourse once the associated energy storage systems have been placed in-service and the associated customer arrangements have been assigned to the SPE. However, the Company is responsible for any warranties, performance guarantees, accounting, performance reporting, and all other costs associated with the operation of the energy storage systems. Despite such energy storage systems being legally sold to the SPEs, the Company recognizes host customer payments and incentives as revenue during the period as discussed in Note 3 - Revenue. The amounts received by the fund investor from customer payments and incentives are recognized as interest using the effective interest method, and the balance is applied to reduce the financing obligation. The effective interest rate is the interest rate that equates the present value of the cash amounts to be received by a fund investor in relation to the underlying Projects with the present value of the cash amounts paid by the investor to the Company, adjusted for any payments made by the Company.
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

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
based on the lowest level of input that is significant to their fair value measurement. The Company’s assessment of the significance of a specific input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability.
Financial assets and liabilities held by the Company measured at fair value on a recurring basis as of December 31, 2021 and 2020, include cash and cash equivalents, short-term investments, warrant liabilities and embedded derivatives which are bifurcated from the host financial instrument.
Revenue Recognition
Revenues are recognized when control of the promised goods or services are transferred to the Company’s customers in an amount that reflects the consideration that is expected to be received in exchange for those goods or services. The Company generates all of its revenues from contracts with its customers. The Company recognizes revenue through two types of arrangements with customers, host customer arrangements and partnership arrangements as described below.

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

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Cost of Revenue
Cost of Hardware Revenue
Cost of revenue related to the sale of hardware includes the cost of the hardware sold to project developers, which generally includes the cost to purchase the hardware from a manufacturer, shipping, and other costs required to fulfill the Company’s obligation to deliver the hardware to the customer location. Cost of revenue may also include any impairment of hardware held in inventory for sale to a customer. Cost of revenue related to the sale of hardware is recognized when the delivery of the hardware is completed.
Cost of Service Revenue
Cost of revenue related to energy optimization services includes depreciation of the cost of energy storage systems associated with long-term host customer contracts, which includes capitalized fulfillment costs, such as installation services, permitting and other related costs. Cost of revenue may also include any impairment of energy storage systems along with energy storage system maintenance costs associated with the ongoing services provided to customers and other amounts not qualifying for capitalization pursuant to the Company’s internal use software capitalization policy. Cost of revenue is recognized as the energy optimization and other supporting services are provided to the Company’s customers throughout the term of the contract.
Sales and Marketing
Sales and marketing expense consists primarily of payroll and other related personnel costs, including stock-based compensation, employee benefits, and travel for the Company’s sales & marketing department. These costs are recognized in the period incurred. Advertising expenses for the years ended December 31, 2021, 2020, and 2019 were not material.
Research and Development
Research and development expense consists primarily of payroll and other related personnel costs for engineers and third parties engaged in the design and development of products, third-party software, and technologies, including salaries, bonus and stock-based compensation expense, project material costs, services, and depreciation. The Company expenses research and development costs as they are incurred.
General and Administrative
General and administrative expense consists of payroll and other related personnel costs, including salaries, bonuses and stock-based compensation for executive management, legal, finance, and others. In addition, general and administrative expense includes fees for professional services and occupancy costs.
Stock-Based Compensation

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company recognizes stock-based compensation expense related to employees over the requisite service period based on the grant-date fair value of the awards. The fair value of options granted is estimated using the Black-Scholes option valuation model. The Company recognizes the grant-date fair value of an award as compensation expense on a straight-line basis over the requisite service period, which typically corresponds to the vesting period for the award. The Company elects to account for forfeitures as they occur and, upon forfeiture of an award prior to vesting, the Company reverses any previously recognized compensation expense related to that award.
Income Taxes
The Company uses the asset and liability method of accounting for income taxes based on ASC 740, Accounting for Income Taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts and the tax basis of existing assets and liabilities. The Company records a valuation allowance to reduce tax assets to an amount for which realization is more likely than not. There are certain charges that are not deductible for tax purposes.
In evaluating the ability to recover its deferred income tax assets, the Company considers all available positive and negative evidence, including its operating results, ongoing tax planning, and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. In the event the Company determines that it would be able to realize its deferred income tax assets in the future in excess of their net recorded amount, it would make an adjustment to the valuation allowance that would reduce the provision for income taxes. Conversely, in the event that all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made.
The Company recognizes the tax benefit from uncertain tax positions in accordance with GAAP, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in the Company’s tax return. No liability related to uncertain tax positions has been recognized in the financial statements.
The Company includes interest and penalties for uncertain tax positions in the financial statements as a component of income tax expense. No accrual has been deemed necessary as of December 31, 2021 and 2020.
Foreign Currency Translation
The Company’s foreign subsidiaries financial position and results of operations are measured using the local currency as the functional currency. The functional currency is the currency of the primary economic environment in which an entity’s operations are conducted. Assets and liabilities of foreign subsidiaries are translated at exchange rates in effect as of the balance sheet date. Revenues and expenses are translated at average exchange rates in effect during the year. Translation adjustments are recorded within accumulated other comprehensive loss, a separate component of stockholders’ equity (deficit).
Net Loss Per Share Attributable to Common Stockholders
Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period, without consideration for potential dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted- average number of common shares and common share equivalents of potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, convertible notes, warrants, restricted stock units (“RSUs”), and common stock options are considered to be potentially dilutive securities. As the Company was in a net loss position for the years ended December 31, 2021, 2020, and 2019, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders because the effects of potentially dilutive securities are antidilutive.
Recently Adopted Accounting Standards
In August 2018, the FASB issued ASU 2018-15, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). The intent of this pronouncement is to align the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software as defined in ASC 350-40. Under ASU 2018-15, the capitalized implementation costs related to a cloud computing arrangement will be amortized over the term of the arrangement and all capitalized implementation amounts will be required to be presented in the same line items of the financial statements as the

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
related hosting fees. ASU 2018-15 is effective for public and private companies’ fiscal years beginning after December 15, 2019, and December 15, 2020, respectively, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2018-15 as of January 1, 2021. The adoption did not have a material effect on the Company’s consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 was effective for public entities for interim and annual periods beginning after December 15, 2020, with early adoption permitted. ASU 2019-12 will be effective for private entities for annual periods beginning after December 15, 2021, and interim periods beginning after December 15, 2020, with early adoption permitted. The Company adopted ASU 2019-12 effective May 1, 2021. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.
Recently Issued Accounting Standards
The Company will adopt ASU 2020-06 Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, effective January 1, 2022 using the modified retrospective approach. As a result of the adoption of ASU 2020-06, the 2028 Convertible Notes will no longer bifurcated into separate liability and equity components in the March 31, 2022 condensed consolidated balance sheet. Rather, the $460.0 million principal amount of the Company’s 2028 Convertible Notes will be classified only as a liability prospectively in the balance sheet. Upon adoption of ASU 2020-06, an adjustment will be recorded to the convertible notes liability component, equity component (additional paid-in-capital) and retained earnings. The cumulative effect of the change will be recognized as an adjustment to the opening balance of retained earnings at the date of adoption. The comparative information will not restated and will continue to be presented according to accounting standards in effect for those periods. The adjustment will be calculated based on the carrying amount of the 2028 Convertible Notes as if it had always been treated only as a liability. Interest expense recognized in future periods will be reduced as a result of accounting for the convertible debt instrument as a single liability measured at its amortized cost.

In June 2016, the FASB issued ASU 2016-13, Financial instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequent related ASUs, which amends the guidance on the impairment of financial instruments by requiring measurement and recognition of expected credit losses for financial assets held. This ASU is effective for public and private companies’ fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, and December 15, 2022, respectively. As the Company is no longer an emerging growth company as of January 1, 2022, the Company plans to adopt ASU 2016-13 effective on such date, utilizing the modified retrospective transition method. The Company believes that adoption of ASU 2016-13 will not have a material impact on the Company’s consolidated financial statements.
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. Under ASU 2021-08, an acquirer must recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. The guidance is effective for interim and annual periods beginning after December 15, 2022, with early adoption permitted. As indicated in Note 21 - Subsequent Events, the Company completed the acquisition of AlsoEnergy on February 1, 2022. Therefore, the Company plans to adopt ASU 2021-08 on a prospective basis effective January 1, 2022 and is currently assessing the effect, if any, the guidance will have on the Company's consolidated financial statements.
3.    REVENUE
Disaggregation of Revenue
The following table provides information on the disaggregation of revenue as recorded in the consolidated statements of operations (in thousands):

	Year ended December 31,
	2021	2020	2019
Partnership hardware and service revenue	$107,135	$20,713	$4,076
Host customer service revenue	20,236	15,594	13,476
Total revenue	$127,371	$36,307	$17,552

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Remaining Performance Obligations
Remaining performance obligations represent contracted revenue that has not been recognized, which includes contract liabilities (deferred revenue) and amounts that will be billed and recognized as revenue in future periods. As of December 31, 2021, the Company had $217.8 million of remaining performance obligations, and the approximate percentages expected to be recognized as revenue in the future are as follows (in thousands, except percentages):

	Total remaining performance obligations	Percent Expected to be Recognized as Revenue
		Less than one year	Two to five years	Greater than five years

Service revenue	$169,758	12%	50%	38%
Hardware revenue	48,039	100%	—%	—%
Total revenue	$217,797
Contract Balances
Deferred revenue primarily includes cash received in advance of revenue recognition related to energy optimization services and incentives. The following table presents the changes in the deferred revenue balance (in thousands):

	2021	2020	2019
Beginning balance as of Beginning balance as of January 1,	$52,410	$20,728	$11,859
Upfront payments received from customers	89,951	40,481	6,698
Upfront or annual incentive payments received	6,614	8,015	8,240
Revenue recognized related to amounts that were included in beginning balance of deferred revenue	(33,585)	(9,764)	(4,830)
Revenue recognized related to deferred revenue generated during the period	(77,947)	(7,050)	(1,239)
Ending balance as of Ending balance as of December 31,	$37,443	$52,410	$20,728
4.    SHORT-TERM INVESTMENTS
The following tables summarize the estimated fair value of the Company’s cash equivalents and debt securities and the gross unrealized holding gains and losses as of December 31, 2021 (in thousands):

	Amortized cost	Unrealized gain	Unrealized Loss	Estimated Fair Value
Assets
Cash equivalents:
Money market fund	$127,261	$—	$—	$127,261
Total cash equivalents	$127,261	$—	$—	$127,261
Debt securities:
Corporate debt securities	$42,174	$11	$(52)	$42,133
Commercial paper	20,743	—	—	20,743
U.S. government bonds	86,265	—	(135)	86,130
Certificate of deposits	21,501	6	—	21,507
Other	2,500	—	(5)	2,495
Total debt securities	$173,183	$17	$(192)	$173,008
Classified as:
Cash equivalents				$127,261
Short-term debt securities				173,008
Long-term debt securities				—

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company periodically reviews the available-for-sale securities for other-than-temporary impairment loss. The Company considers factors such as the duration, severity and the reason for the decline in value, the potential recovery period and its intent to sell. For debt securities, it also considers whether (i) it is more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. During the year ended December 31, 2021, the Company did not recognize any other-than-temporary impairment losses. All securities with unrealized losses have been in a loss position for less than 12 months.
5.    FAIR VALUE MEASUREMENTS
Fair value accounting is applied for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. At December 31, 2021 and December 31, 2020, the carrying amount of accounts receivable, other current assets, accounts payable, and accrued and other current liabilities approximated their estimated fair value due to their relatively short maturities. There were no assets or liabilities classified as Level 3 as of December 31, 2021.
The following table provides the financial instruments measured at fair value on a recurring basis (in thousands):

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market fund	$127,261	$—	$—	$127,261
Debt securities
Corporate debt securities	—	42,133	—	42,133
Commercial paper	—	20,743	—	20,743
U.S. government bonds	—	86,130	—	86,130
Certificate of deposits	—	21,507	—	21,507
Other	—	2,495	—	2,495
Total financial assets	$127,261	$173,008	$—	$300,269

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market fund	$67	$—	$—	$67
Liabilities
Convertible preferred stock warrant liability	$—	$—	$95,342	$95,342
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

2028 Convertible Notes
In November 2021, the Company issued $460.0 million aggregate principal amount of its 2028 Convertible Notes. Upon issuance, the Company bifurcated the 2028 Convertible Notes for accounting purposes between a liability component and an equity component. The liability component was determined using a binomial lattice model by estimating the fair value of a hypothetical issuance of an identical offering excluding the conversion feature of the 2028 Convertible Notes. The initial carrying amount of the equity component was calculated as the difference between the liability component and the face value of the 2028 Convertible Senior Notes (See Note 12 - Convertible Promissory Notes). The estimated fair value of the 2028

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Convertible Notes, which differs from their carrying value, is influenced by interest rates, the price of the Company’s common stock, the volatility, the expected term, and the prices for the notes observed in the market trading. The estimated fair value of the 2028 Convertible Notes, which are considered Level 2 financial instruments, was $324.8 million at issuance on November 22, 2021, and $447.8 million as of December 31, 2021.
Capped Call Options with respect to the 2028 Senior Notes
In connection with the issuance of the 2028 Convertible Notes, the Company entered into the capped call options with certain financial institutions. The capped calls cover 15,730,390 shares of common stock (subject to anti-dilution and certain other adjustments), which is the same number of shares of common stock that initially underlie the 2028 Convertible Notes. The Capped Calls have an initial strike price of approximately $29.2428 per share, which corresponds to the initial conversion price of the 2028 Convertible Notes, and have a cap price of approximately $49.6575 per share (See Note 12 - Convertible Promissory Notes). The strike price and cap price are subject to anti-dilution adjustments generally similar to those applicable to the 2028 Convertible Notes. These instruments meet certain accounting criteria to be classified in stockholders’ equity (deficit), and are not subsequently remeasured as long as the conditions for equity classification continue to be met.
Convertible Preferred Stock Warrant Liabilities
As discussed in Note 13 - Warrants, upon effectiveness of the Merger, substantially all of the outstanding convertible preferred stock warrants were converted into shares of common stock of Stem. As such, the associated warrant liability was reclassified to additional paid-in-capital upon the Merger and was no longer an outstanding Level 3 financial instrument as of December 31, 2021. The fair value of the convertible preferred stock warrants as of December 31, 2020 was determined using the Black-Scholes method as well as a discount for lack of marketability. Black-Scholes inputs used to value the warrants are based on information from purchase agreements and within valuation reports prepared by an independent third party for the Company. Inputs include exercise price, selection of guideline public companies, volatility, fair value of common or preferred stock, expected dividend rate and risk-free interest rate.
The key assumptions used for the valuation of the preferred stock warrant liabilities upon remeasurement were as follows:

Year Ended December 31, 2021
Volatility	65.0%
Risk-free interest rate	0.1%
Expected term (in years)	1.5
Dividend yield	—%
Discount for lack of marketability	12.3%
The following table presents the changes in the liability for the Company’s warrants during the years ended December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Balance as of January 1,	$95,342	$6,094
Changes in estimated fair value	488	85,623
Assumption of warrant liability upon Merger	302,556	—
Issuance of warrants	—	3,633
Conversion of warrants upon Merger	(60,568)	—
Exchange of warrants	(168,647)	—
Exercise of warrants	(169,171)	(8)
Balance as of December 31,	$—	$95,342

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6.    GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
Goodwill consists of the following (in thousands):

	December 31,
	2021	2020
Goodwill	$1,625	$1,625
Effect of foreign currency translation	116	114
Total goodwill	$1,741	$1,739
Intangible Assets, Net
Intangible assets, net, consists of the following (in thousands):

	December 31,
	2021	2020
Developed technology	$500	$500
Internally developed software	29,706	22,545
Intangible assets	30,206	23,045
Less: Accumulated amortization	(16,276)	(10,993)
Add: Currency translation adjustment	36	35
Total intangible assets, net	$13,966	$12,087
Amortization expense for intangible assets was $5.3 million, $4.5 million and $3.1 million for the years ended December 31, 2021, 2020, and 2019, respectively, of which substantially all represents amortization of internally developed software recognized in cost of goods sold in the consolidated statements of operations.
7.    LEASES
The Company leases and subleases certain office spaces with lease terms ranging from 3 to 8 years. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases also include renewal options at the election of the Company to renew or extend the lease for an additional five years. These optional periods have not been considered in the determination of the ROU assets or lease liabilities associated with these leases as the Company did not consider the exercise of these options to be reasonably certain.
The Company performed evaluations of its contracts and determined each of its identified leases are operating leases. For the years ended December 31, 2021, 2020, and 2019, the Company incurred $1.3 million, $0.8 million and $1.2 million, respectively, of rent expense included in operating expenses in the consolidated statements of operations in relation to its operating leases, inclusive of short-term and variable lease expense which was immaterial. Cash paid for amounts included in the measurement of operating lease liabilities for the years ended December 31, 2021, 2020, and 2019 was $0.5 million $0.7 million and $0.9 million, respectively, and was included in net cash used in operating activities in the Company’s consolidated statements of cash flows.

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2021, future payments associated with the Company’s operating lease liabilities were as follows (in thousands):

Operating Leases
2022	$1,818
2023	2,473
2024	2,239
2025	2,109
2026	2,172
Thereafter	4,937
Total lease payments	15,748
Less: imputed interest	(2,325)
Total operating lease liability future lease payments	$13,423
Reported as of December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Current portion of operating lease liabilities included within other current liabilities	$1,240	$333
Non-current portion of operating lease liabilities	12,183	57
Total	$13,423	$390
The following summarizes additional information related to operating leases:

	December 31,
	2021	2020
Weighted average remaining operating lease term (in years)	6.7	0.8
Weighted average discount rate	4.5%	11.3%
8.    ASSET RETIREMENT OBLIGATION
The information below details the asset retirement obligation for the years ended December 31, 2021 and 2020 as follows (in thousands):

	December 31,
	2021	2020
Beginning balance at January 1,	$4,137	$5,759
Asset retirement obligation	—	771
Settlement of asset retirement obligation	—	(1,375)
Retirement cost revaluation	(231)	(1,235)
Accretion expense	229	217
Ending balance at December 31,	$4,135	$4,137

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9.    ENERGY STORAGE SYSTEMS, NET
Energy Storage Systems, Net
Energy storage systems, net, consists of the following (in thousands):

	December 31, 2021	December 31, 2020
Energy storage systems placed into service	$143,592	$144,425
Less: accumulated depreciation	(45,250)	(33,389)
Energy storage systems not yet placed into service	7,772	12,667
Total energy storage systems, net	$106,114	$123,703
Depreciation expense for energy storage systems was approximately $14.4 million, $13.9 million and $9.7 million for the years ended December 31, 2021, 2020, and 2019, respectively. Depreciation expense is recognized in cost of service revenue.
10.    BALANCE SHEET COMPONENTS
Inventory
Inventory consists of the following (in thousands):

	December 31,
	2021	2020
Work in process inventory	$20,582	$15,296
Batteries	2,138	5,547
Total inventory	$22,720	$20,843
Other Current Assets
Other current assets consist of the following (in thousands):

	December 31,
	2021	2020
Deferred costs with suppliers	$13,744	$6,204
Prepaid expenses	3,137	698
Utility program deposits	353	891
Due from related parties	213	123
Other	1,194	4
Total other current assets	$18,641	$7,920

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other Noncurrent Assets
Other noncurrent assets consist of the following (in thousands):

	December 31,
	2021	2020
Prepaid warranties and maintenance	$15,991	$1,088
Receivable from SPEs (Note 16)	3,565	3,583
Deferred SPAC costs	—	1,256
Self-generation incentive program deposits	940	1,036
Investment in VIEs	1,924	744
Revolver debt issuance costs	—	73
Property and equipment, net	512	44
Other	1,599	458
Total other noncurrent assets	$24,531	$8,282
Depreciation expense for property and equipment was immaterial for each of the years ended December 31, 2021, 2020 and 2019.
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	December 31,
	2021	2020
Accrued payables	$25,062	$9,799
Accrued interest – notes payable	344	6,149
Other accrued liabilities	587	124
Total accrued liabilities	$25,993	$16,072
Other Current Liabilities
Other current liabilities consist of the following (in thousands):

	December 31,
	2021	2020
System advances	$267	$640
Lease liabilities – current portion	1,240	333
Due to related parties	306	399
Other	—	217
Total other current liabilities	$1,813	$1,589
11.    NOTES PAYABLE
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

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In May 2020, concurrent with the 2020 Credit Agreement discussed below, the Company entered into an amendment to the revolving loan agreement, which reduced the loan capacity to $35.0 million and extended the maturity date to May 2021. The amendment increased the fixed interest rate for any borrowings outstanding more than nine months to 14% thereafter. Additionally, under the original terms of the revolving loan agreement, the Company was able to finance 100% of the value of the hardware purchased up to the total loan capacity. The amendment reduced the advance rate to 85%, with an additional reduction to 70% in August 2020. The amendment was accounted for as a modification of the debt, which did not have a material impact on the consolidated financial statements. As of December 31, 2020, the Company had $7.4 million outstanding under the revolving loan agreement. In April 2021, the Company repaid the remaining outstanding balance of this facility with the proceeds received from the Merger. The facility was terminated after the repayment in April 2021.
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
2020 Credit Agreement
In May 2020, the Company entered into a credit agreement (“2020 Credit Agreement”) with a new lender that provided the Company with proceeds of $25.0 million to provide the Company with access to working capital towards the purchase of energy storage system equipment. The 2020 Credit Agreement has a maturity date of the earlier of (1) May 2021, (2) the maturity date of the revolving loan agreement, or (3) the maturity date of the Pre-Merger Convertible Promissory Notes discussed below in Note 12 - Convertible Promissory Notes. The loan bore interest of 12% per annum, of which 8% was paid in cash and 4% added back to principal of the loan balance every quarter. The Company used a portion of the proceeds towards payments associated with existing debt as previously discussed. As of December 31, 2020, the outstanding balance was $25.6 million. In April 2021, the Company repaid the remaining outstanding balance of this facility with the proceeds received from the Merger. Upon prepayment of this facility, the Company incurred $1.4 million in prepayment penalties that were recorded to loss on extinguishment of debt in the Company’s statement of operations. The facility was terminated after the repayment in April 2021.
2021 Credit Agreement
In January 2021, the Company, through a wholly owned Canadian entity, entered into a credit agreement to provide a total of $2.7 million towards the financing of certain energy storage systems. The credit agreement is structured on a non-recourse basis and the system will be operated by the Company. The credit agreement has a stated interest of 5.45% and a maturity date of June 2031. The Company received an advance under the credit agreement of $1.8 million in January 2021. The repayment of advances received under this credit agreement is determined by the lender based on the proceeds generated by the Company through the operation of the underlying energy storage systems. As of December 31, 2021, the outstanding balance was $1.9 million. The Company was in compliance with all covenants contained in the 2021 Credit Agreement as of December 31, 2021.

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s outstanding debt consisted of the following as of December 31, 2021 (in thousands):

December 31, 2021
Outstanding principal	$1,902
Unamortized discount	(215)
Carrying value of debt	$1,687
12.    CONVERTIBLE PROMISSORY NOTES
As of December 31, 2020, the Company had various convertible notes outstanding to investors. The Company refers to the collective group of all such note instruments as the “Pre-Merger Convertible Promissory Notes.” As of December 31, 2020, these Pre-Merger Convertible Promissory Notes had a balance of $67.6 million. During the year ended December 31, 2021, the Company issued additional convertible notes, including convertible promissory notes issued and sold in January 2021 (the “Q1 2021 Convertible Notes”) and the 2028 Convertible Notes. Upon effectiveness of the Merger on April 28, 2021, all outstanding Pre-Merger Convertible Promissory Notes were converted to common stock and cancelled (see “—Conversion and Cancellation of Convertible Promissory Notes Upon Merger” below). As of December 31, 2021, the Pre-Merger Convertible Promissory Notes and the Q1 2021 Convertible Notes were no longer outstanding.

Q1 2021 Convertible Notes
In January 2021, the Company issued and sold the Q1 2021 Convertible Notes under the same terms as the then existing Pre-Merger Convertible Promissory Notes to various investors with aggregate gross proceeds of $1.1 million. The Company evaluated the conversion option within the Q1 2021 Convertible Notes and determined the effective conversion price was beneficial to the note holders.
Conversion and Cancellation of Convertible Promissory Notes Upon Merger
Immediately prior to the effectiveness of the Merger, the entire balance of the Company’s outstanding Pre-Merger Convertible Promissory Notes issued by Legacy Stem automatically converted into shares of Legacy Stem Common Stock. Upon the effectiveness of the Merger, these shares of Legacy Stem Common Stock automatically converted into 10,921,548 shares of common stock of Stem. The balance associated with the outstanding Pre-Merger Convertible Promissory Notes totaling $77.7 million, including $7.7 million of interest accrued on the notes through the date of Merger, was reclassified to additional paid-in-capital. The unamortized portion of the debt discount associated with the outstanding Q1 2021 Convertible Notes totaling $1.1 million was fully expensed to loss on extinguishment of debt on the Company’s statement of operations.
2028 Convertible Notes and Capped Call Options
2028 Convertible Notes
On November 22, 2021, the Company issued $460.0 million aggregate principal amount of its 2028 Convertible Notes in a private placement offering to qualified institutional buyers (the “Initial Purchasers”) pursuant to Rule 144A under the Securities Act of 1933, as amended.
The 2028 Convertible Notes are senior, unsecured obligations of the Company and bear interest at a rate of 0.5% per year, payable in cash semi-annually in arrears in June and December of each year, beginning in June 2022. The notes will mature on December 1, 2028, unless earlier repurchased, redeemed or converted in accordance with their terms prior to such date. Upon conversion, the Company may choose to pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock. The Notes are redeemable for cash at the Company’s option at any time given certain conditions (as discussed below), at an initial conversion rate of 34.1965 shares of common stock per $1,000 principal amount of 2028 Convertible Notes, which is equivalent to an initial conversion price of approximately $29.24 (the “2028 Conversion Price”) per share of the Company’s common stock. The conversion rate is subject to customary adjustments for certain events as described in the Indenture.
The Company may redeem for cash all or any portion of the 2028 Convertible Notes, at the Company’s option, on or after December 5, 2025 if the last reported sale price of the Company’s common stock has been at least 130% of the 2028 Conversion Price then in effect for at least 20 trading days at a redemption price equal to 100% of the principal amount of the 2028 Convertible Notes to be redeemed, plus accrued and unpaid interest.
The Company’s net proceeds from this offering were approximately $445.7 million, after deducting the Initial Purchasers’ discounts and debt issuance costs. To minimize the impact of potential dilution to the Company’s common stockholders upon

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
conversion of the 2028 Convertible Notes, the Company entered into separate capped calls transactions (the “Capped Calls”) as described below.
In accordance with accounting guidance for debt with conversion and other options, the Company separately accounted for the liability and equity components of the 2028 Convertible Notes by allocating the proceeds between the liability component and the equity component, due to the Company's ability to settle the 2028 Convertible Notes in cash, its common Stock, or a combination of cash and common Stock at the option of the Company. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated conversion feature. The equity component of the 2028 Convertible Notes was recognized as a debt discount and represents the difference between the gross proceeds from the issuance of the 2028 Convertible Notes and the fair value of the liability component of the 2028 Convertible Notes on the date of issuance. The debt discount is amortized to interest expense using the effective interest method over approximately seven years, or the expected life of the 2028 Convertible Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.
After allocating the proceeds of the liability and equity components, the Company further allocated $14.3 million initial purchasers’ debt discount and debt issuance cost of $12.4 million and $1.9 million, respectively. The initial purchaser’s discount and debt issuance costs primarily consisted of underwriters, advisory, legal, and accounting fees. These costs were allocated to the debt and equity components based on the allocation of the proceeds as follows (in thousands):

	Amount	Equity Component	Debt Component
Initial Purchaser’s Debt Discount	$12,420	$3,650	$8,770
Debt Issuance Costs	1,871	550	1,321
Total	$14,291	$4,200	$10,091
The portion allocated to the debt component is amortized to interest expense using the effective interest method over the expected life of the 2028 Convertible Notes, or approximately its seven-year term. The effective interest rate on the liability component of the 2028 Convertible Notes for the period from the date of issuance through December 2028 is 5.96%, which remains unchanged from the date of issuance.
The outstanding 2028 Convertible Notes balances as of December 31, 2021, are summarized in the following table (in thousands):

December 31, 2021
Debt Component
Outstanding principal	$460,000
Unamortized initial purchaser’s debt discount and debt issuance cost	(143,458)
Net carrying amount	$316,542
At the original issuance date, the fair value of the debt component of the Company’s 2028 Convertible Notes was $324.8 million and the estimated fair value of the equity component was $135.2 million, as measured on the date of issuance, resulting in a total fair value of $460.0 million for the 2028 Convertible Notes. The 2028 Convertible Notes were priced at par at the valuation date resulting in the fair value of the 2028 Convertible Notes equal to the principal amount of $460.0 million. The fair value of the equity component has been calculated as the residual amount between the fair value of the 2028 Convertible Notes and the fair value of the debt component.
The following table presents total interest expense recognized related to the 2028 Convertible Notes during the year ended December 31, 2021 (in thousands):

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021
Cash interest expense
Contractual interest expense	$249
Non-cash interest expense
Amortization of debt discount and debt issuance cost	$1,812
Total interest expense	$2,061
Capped Call Options
On November 17, 2021, in connection with the pricing of the 2028 Convertible Notes, and on November 19, 2021, in connection with the exercise in full by the Initial Purchasers of their option to purchase additional Notes, the Company entered into Capped Calls with certain counterparties. The Company used $66.7 million of the net proceeds to pay the cost of the Capped Calls.
The Capped Calls have an initial strike price of $29.2428 per share, which corresponds to the initial conversion price of the 2028 Convertible Notes and is subject to anti-dilution adjustments. The Capped Calls have a cap price of $49.6575 per share, subject to certain adjustments.
The Capped Calls are considered separate transactions entered into by and between the Company and the Capped Calls counterparties, and are not part of the terms of the 2028 Convertible Notes. The Company recorded a reduction to additional paid-in capital of $66.7 million during the year ended December 31, 2021 related to the premium payments for the Capped Calls. These instruments meet the conditions outlined in ASC 815 to be classified in stockholders’ equity (deficit) and are not subsequently remeasured as long as the conditions for equity classification continue to be met.
13.    WARRANTS
Legacy Stem Warrants
Since inception the Company has issued warrants to purchase shares of Legacy Stem’s preferred stock in conjunction with various debt financings. See Note 5 - Fair Value Measurements, for further information regarding fair value measurements associated with the resulting warrant liabilities, which are remeasured on a recurring basis each period. The Company has also issued warrants to purchase shares of Legacy Stem’s common stock. Upon effectiveness of the Merger, the Company had 50,207,439 warrants outstanding, of which substantially all were converted into 2,759,970 shares of common stock of Stem. Upon conversion of the warrants, the existing warrant liabilities were remeasured to fair value resulting in a gain on remeasurement of $100.9 million and a total warrant liability of $60.6 million, which was then reclassified to additional paid-in-capital. As of December 31, 2021, there were 23,673 Legacy Stem Warrants outstanding. These instruments are exercisable into the Company’s common stock and are equity classified.
Public Warrants and Private Placement Warrants
As part of STPK’s initial public offering, under the Warrant Agreement dated as of August 20, 2020 (the “Warrant Agreement”) and, prior to the effectiveness of the Merger, STPK issued 12,786,168 warrants each of which entitled the holder to purchase one share of common stock at an exercise price of $11.50 per share of common stock (the “Public Warrants”). Simultaneously with the closing of the Initial Public Offering, STPK completed the private sale of 7,181,134 million warrants to STPK’s sponsor (the “Private Warrants”). Upon issuance, these warrants met the criteria for liability classification. Upon the effectiveness of the Merger, Stem assumed the outstanding Public Warrants and Private Warrants, which continued to meet the criteria for liability classification, resulting in assumed warrant liabilities of $185.9 million and $116.7 million, respectively, or a total warrant liability of $302.6 million. Such warrants were initially recorded at fair value and remeasured to fair value at each reporting period. The fair value of the Private Warrants was determined using the Black-Scholes method as well as a discount for lack of marketability. Black-Scholes inputs used to value the warrants are based on information from purchase agreements and within valuation reports prepared by an independent third party for the Company. Inputs include exercise price, selection of guideline public companies, volatility, fair value of common stock, expected dividend rate and risk-free interest rate.
On June 25, 2021, the Company entered into an exchange agreement (the “Exchange Agreement”) with the holders of the 7,181,134 outstanding Private Placement Warrants, pursuant to which such holders received 4,683,349 shares of the Company’s common stock on June 30, 2021, in exchange for the cancellation of the outstanding Private Placement Warrants. The

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Exchange Shares were issued in reliance upon the exemption provided by Section 3(a)(9) of the Securities Act of 1933, as amended. Immediately prior to the exchange, the Private Warrants were marked to fair value, resulting in a loss of $52.0 million. As a result of the Exchange Agreement, there were no Private Warrants outstanding as of December 31, 2021.
On August 20, 2021, the Company issued an irrevocable notice for redemption of all 12,786,129 of the Company’s outstanding public warrants at 5:00 p.m. Eastern time on September 20, 2021 (“Redemption Date”). Pursuant to the notice of redemption, holders exercised 12,638,723 Public Warrants for a purchase price of $11.50 per share, for proceeds to the Company of approximately $145.3 million. The Company redeemed all remaining outstanding Public Warrants that had not been exercised as of 5:00 p.m. Eastern time on the Redemption Date. As a result of the settlement of the Public Warrants, the Company recorded a gain of $134.9 million on the revaluation of the warrant liability. The Company also recorded a gain of $2.1 million on the redemption of unexercised public warrants. These gains are recorded in “change in fair value of warrants and embedded derivative” in the consolidated statements of operation in the year ended December 31, 2021. The public warrants have been delisted from the NYSE, and there are no public warrants left outstanding.
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
14.    COMMON STOCK
The Company had reserved shares of common stock for issuance as follows:

December 31, 2021
Shares reserved for warrants	23,673
Options issued and outstanding	8,766,466
Shares available for future issuance under equity incentive plan	20,844,788
Conversion of 2028 Convertible Notes	20,842,773
Total	50,477,700
As of December 31, 2021, the Company had 23,722,254 shares of common stock reserved for future issuance under equity incentive plans corresponding to the 2021 Equity Incentive Plan. As of December 31, 2021, 1,075,635 stock options and 1,801,831 RSUs had been granted to employees under the 2021 Equity Incentive Plan.
15.    STOCK-BASED COMPENSATION
Under both the Stem, Inc. 2009 Equity Incentive Plan (the “2009 Plan”) and the Stem Inc. 2021 Equity Incentive Plan (the “2021 Plan,” and together with the 2009 Plan, the “Plans”), the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and other awards that are settled in shares of the Company’s common stock. The Plans permit net settlement of vested awards, pursuant to which the award holder forfeits a portion of the vested award to satisfy the purchase price (in the case of stock options), the holder’s withholding tax obligation, if any, or both. When the holder net settles the tax obligation, the Company pays the amount of the withholding tax to the U.S. government in cash, which is accounted for as an adjustment to additional paid-in-capital. The Company does not intend to grant new awards under the 2009 Plan. At December 31, 2021, 7,754,811 stock options were outstanding under the 2009 Plan. In May 2021, the Company began issuing awards under the 2021 Plan, with 23,722,254 shares reserved thereunder.

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

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
over the following three years and are exercisable for 10 years from the date of the grant. The Plans allow for exercise of unvested options with repurchase rights over the restricted common stock issued at the original exercise price. The repurchase rights lapse at the same rate as the options vest.
The following table summarizes the stock option activity for the period ended December 31, 2021:

	Number of Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Balances as of December 31, 2020	51,379,939	$0.56	7.2	$46,516
Retroactive application of recapitalization	(40,314,281)	2.05	—	—
Adjusted Balance as of December 31, 2020	11,065,658	2.61	7.2	46,516
Options granted	1,079,583	28.73
Options exercised	(3,235,713)	1.64
Options forfeited	(129,102)	15.18
Options expired	(13,960)	0.53
Balances as of December 31, 2021	8,766,466	$6.01	7.1	$123,570
Options vested and exercisable — December 31, 2021	6,298,675	$2.61	6.4	$103,100
The weighted-average grant date fair value of stock options granted to employees was $18.84, $3.79 and $1.58 during the years ended December 31, 2021, 2020, and 2019, respectively. The intrinsic value of options exercised was $56.1 million, $1.1 million and less than $0.1 million during the years ended December 31, 2021, 2020, and 2019, respectively. During the year ended December 31, 2021, the Company issued 1,054,594 shares of common stock from the net settlement of 1,648,463 stock options and shares granted. The Company paid $12.6 million in withholding taxes in connection with the net share settlement of these awards.

Significant Assumptions in Estimating Option Fair Value
The Company uses the Black-Scholes model for estimating the fair value of options granted. The weighted-average assumptions used in the Black-Scholes are as follows:

	December 31,
	2021	2020	2019
Expected volatility	74.00%	71.41%	69.10%
Risk-free interest rate	1.06%	0.49%	2.47%
Expected term (years)	6.23	5.82	5.83
Dividend yield	—	—	—
Restricted Stock Units
RSUs represent a right to receive one share of the Company’s common stock that is both non-transferable and forfeitable unless and until certain conditions are satisfied. RSUs generally, either cliff vest on the third anniversary of the award grant date, or vest 1/4 per year over a four-year period, subject to continued employment through each anniversary. During the year ended December 31, 2021, the Company granted RSUs, which vest 1/5 per year over approximately a seven-year period starting in April 2024. The fair value of restricted stock units is determined on the grant date and is amortized over the vesting period on a straight-line basis.
The following table summarizes the RSU activity for the period ended December 31, 2021:

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Number of RSUs Outstanding	Weighted- Average Grant Date Fair Value Per Share
Balances as of December 31, 2020	—	$—
RSUs granted	1,801,831	36.0
RSUs vested	—	—
RSUs forfeited	(2,154)	26.1
Balances as of December 31, 2021	1,799,677	36.0
The fair value of all RSUs granted during the year ended December 31, 2021 was $64.8 million. During the year ended December 31, 2021, no RSUs vested.

Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense recorded in each component of operating expenses in the Company’s consolidated statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2021	2020	2019
Sales and marketing	$1,723	$396	$364
Research and development	2,367	1,211	901
General and administrative	9,456	2,935	266
Total stock-based compensation expense	$13,546	$4,542	$1,531
As of December 31, 2021, the Company had approximately $21.1 million of remaining unrecognized stock-based compensation expense for stock options, which is expected to be recognized over a weighted average period of 3.2 years. As of December 31, 2021, the Company had approximately $56.5 million of remaining unrecognized stock-based compensation expense for RSUs, which is expected to be recognized over a weighted average period of 4.9 years. Research and development expenses of $1.2 million corresponding to internal-use software, were capitalized during the year ended December 31, 2021.
16.    SPECIAL PURPOSE ENTITIES
The Company has formed various SPEs to finance the development and construction of its energy storage systems. These SPEs, which are structured as limited liability companies, obtain financing from outside investors and purchase projects from the Company under master purchase agreements by making an upfront payment to the Company for such energy storage systems. As discussed in Note 2 - Summary of Significant Accounting Policies, the Company accounts for the large upfront payment received from the SPE as a financing obligation. The legal purchase of the energy storage system does not affect the Company’s legal or constructive obligation to the host customer.
Consolidated VIE
In September 2013, the Company entered into agreements to form SCF 1, LLC (“SCF 1”) and consolidated this SPE under the VIE consolidation model. During 2018, the Company acquired the outstanding non-controlling interests of SCF 1 which remained a VIE upon reconsideration at the acquisition.
As of December 31, 2021 and 2020, the Company’s consolidated total assets include the assets of SCF 1 that can only be used to settle the liabilities, if any, of SCF 1. The assets and liabilities of SCF 1 are comprised primarily of the following:

	December 31,
	2021	2020
Energy storage systems, net	$649	$1,463
Deferred revenue, current	$283	$283
Deferred revenue, noncurrent	$753	$1,047
Other liabilities	$159	$239

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unconsolidated VIEs
SPV II, SPV III, and SPV IV
On January 23, 2015, June 7, 2016, and June 30, 2017 the Company entered into agreements to form three Limited Liability Companies: Stem Finance SPV II, LLC (“SPV II”), Stem Finance SPV III, LLC (“SPV III”), and Generate-Stem LCR, LLC (“SPV IV”), respectively. These agreements are accounted for as unconsolidated VIEs because the Company lacks the power to direct the activities that most significantly impact the economics of these entities. Although the Company is not the primary beneficiary of these entities, due to its significant continuing involvement in the generation of cash flows of the energy storage systems and legal responsibilities under the host customer contract, the Company is required to include the assets, liabilities, revenues, and expenses of these entities in its consolidated financial statements. The significant activities involve deciding which energy storage systems to be purchased by the SPE and setting of the annual operating budgets which govern the ongoing operation and maintenance of the energy storage systems. Both of these activities significantly impact the revenue, expenses, and resulting residual returns or losses that will accrue to the investors of the SPE and require approval by both Stem and the other third-party investor. Stem, the non-managing member of the SPE, shares power through its rights to (i) agree on SPE purchases of energy storage systems in the master purchase agreement, and (ii) approve the annual operating budgets in the operating and maintenance agreement. The other investor shares power through its rights as the managing member in the SPE. As a result, power is shared with the other investors in the SPE who are not considered related parties (including de facto agency relationships) of the Company. Investments in such SPEs are accounted for under the equity method of accounting and are recorded within other noncurrent assets on the consolidated balance sheets. The Company’s maximum loss exposure from these entities is limited to the aggregate carrying amount of its equity method investments. As of December 31, 2021, the Company had not provided, and is not required to provide, financial support through a liquidity arrangement or otherwise, to its SPEs, including circumstances in which it could be exposed to further losses (e.g., cash shortfalls). The Company’s cumulative share of the earnings/(losses) in SPV II, SPV III and SPV IV was $0.1 million, $0.1 million, and $0.2 million for the years ended December 31, 2021, 2020, and 2019, respectively.
Copec
During March 2020, the Company entered into the JV Agreement with Compania de Petroleos de Chile Copec S.A. (“Copec”), a leading wholesaler and distributor of petroleum products, that supplies fuel, lubricants, and other retail services such as carwash and foods through its series of service stations. The Company operates more than 650 service stations in Chile and more than 2,500 through different subsidiaries companies around South America, Central America, and the United States.
The purpose of the JV Agreement is to form an entity with equity contributions from both Stem and Copec to explore and develop business opportunities within the commercial and industrial space, including utilities and grid operators, in Latin America with the focus of providing intelligent energy storage solutions that leverage advanced software analytics and controls (principally through the Athena Platform developed by Stem). Stem’s technology and expertise will be combined with the strength of Copec’s scale, distribution network, energy knowledge and other expertise areas to develop business in certain territories as defined in the JV Agreement.
The JV entity is a VIE and the Company holds a variable interest in the JV Entity. However, the Company does not have the power to direct activities that most significantly impact the economics of the JV Entity and, as such, is not the primary beneficiary. Accordingly, the Company does not consolidate the JV Entity. The Company has concluded that it has the ability to exercise significant influence over the JV Entity, and accounts for the investment using the equity method.
The following table summarizes additional information about the Company’s equity method investments, SPV II, SPV III, SPV IV and Copec:

	SPV II	SPV III	SPV IV	COPEC
Date formed	January 23, 2015	June 7, 2016	June 30, 2017	March 24, 2020
Initial ownership %	49%	50%	50%	49%
Stem’s interest	100% of Class A shares	100% of Class B shares	100% of Class B shares	100% of Class A shares
Initial distributions:
Class A	10% (Stem)	80% (Stem — 50%)	97.5%	To be determined
Class B	90%	20% (Stem — 100%)	2.5% (Stem)	N/A

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2021 and 2020, the Company’s investment in its unconsolidated SPE’s, recorded within other noncurrent assets on the consolidated balance sheets, was as follows (in thousands):

	December 31,
	2021	2020
Investment in SPV II	$—	$—
Investment in SPV III	421	487
Investment in SPV IV	291	257
Copec	1,212	—
Total equity method investments	$1,924	$744
As discussed in Note 2 - Summary of Significant Accounting Policies, the Company accounts for the legal sales of the energy storage systems to the SPEs as a financing obligation. This is because the Company has significant continuing involvement in the generation of cash flows of the energy storage systems and continue to be legally responsible under the host customer contract. Accordingly, in addition to the equity method investment, the Company has the following financing obligations associated with energy storage systems legally sold to the unconsolidated SPEs (in thousands):

	December 31,
	2021	2020
Financing obligation, current portion	$15,277	$14,914
Financing obligation, noncurrent	$73,204	$73,128
Interest expense related to the financing obligations was $8.5 million, $6.9 million, and $5.8 million for the years ended December 31, 2021, 2020, and 2019, respectively.
As a result of being the accounting owner of energy storage systems sold to the SPEs and retaining the obligation to provide energy optimization services to host customers, the Company records the carrying value of energy storage system assets and obligations under the customer host contracts on its consolidated balance sheet. These balances were as follows as of December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Energy storage systems, net	$92,426	$91,593
Deferred revenue, current	$4,417	$3,713
Deferred revenue, noncurrent	$10,835	$8,265
Other liabilities	$3,586	$3,178
Because the Company is the legal party responsible for providing services to the host customer and significantly involved in generating the revenue under the host customer arrangements, the Company records the revenue associated with services, and separately records payments to the VIE as debt and interest payments. Revenues recognized by the Company associated with energy storage systems legally sold to the unconsolidated SPEs were $16.9 million, $12.8 million, and $8.8 million for the years ended December 31, 2021, 2020, and 2019, respectively. Such revenues are inclusive of incentive fees, consistent with the Company’s revenue policy. Depreciation expense recognized within cost of service revenue by the Company for the energy storage systems legally sold to the unconsolidated SPEs was $12.8 million, $11.8 million and $7.1 million for the years ended December 31, 2021, 2020, and 2019, respectively.
17.    NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2021	2020	2019
Numerator - Basic and Diluted:
Net loss	$(101,211)	$(156,124)	$(59,414)
Less: Deemed Dividend	—	(9,484)	(5,353)
Net loss attributable to common stockholders, basic and diluted	(101,211)	(165,608)	(64,767)
Denominator:
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	105,561,139	40,064,087	42,811,383

Net loss per share attributable to common stockholders, basic and diluted	$(0.96)	$(4.13)	$(1.51)
The following potentially dilutive shares were not included in the calculation of diluted shares outstanding for the periods presented as the effect would have been anti-dilutive:

	December 31,
	2021	2020	2019
Outstanding Pre-Merger Convertible Promissory Notes	—	10,495,111	5,202,697
Outstanding 2028 Convertible Notes	15,730,390	—	—
Outstanding stock options	8,766,466	11,065,658	9,227,850
Outstanding warrants	23,673	10,832,616	7,672,810
Outstanding RSUs	1,799,677	—	—
Total	26,320,206	32,393,385	22,103,357
18.    INCOME TAXES
The components of loss before provision for income taxes for the years ended December 31, 2021, 2020, and 2019 are as follows (in thousands):

	December 31,
	2021	2020	2019
Domestic	$(101,211)	$(156,119)	$(59,408)
Foreign	—	—	—
Loss before income taxes	$(101,211)	$(156,119)	$(59,408)
Due to the Company’s net losses, the Company did not record a provision for federal income taxes during the years ended December 31, 2021, 2020 and 2019, respectively. The Company continues to maintain a full valuation allowance for its net U.S. federal and state deferred tax assets.
The components of the provision for income tax expense for the years ended December 31, 2021, 2020, and 2019 are as follows (in thousands):

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2021	2020	2019
Current:
Federal	$—	$—	$—
State	—	5	6
Total current	—	5	6
Deferred:
Federal	—	—	—
State	—	—	—
Total deferred	—	—	—
Total provision for income taxes	$—	$5	$6
The effective tax rate of the Company’s provision (benefit) for income taxes differs from the federal statutory rate as follows:

	December 31,
	2021	2020		2019
Statutory rate	21.00%	21.00%		21.00%
State tax	3.15%	3.19%		7.13%
Foreign income and withholding taxes	1.61%	0.41%		0.08%
Stock-based compensation	6.17%	(0.60)%		(0.51)%
Change in fair value of warrants	0.71%	(11.36)%		0.53%
Other	(1.19)%	—%		(0.04)%
Non-deductible interest expense	(2.53)%	(1.51)%		(2.63)%
Valuation allowance	(28.92)%	(11.13)%		(25.56)%
Total	—%	—%	—%	—%
Deferred income taxes arise from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes, as well as net operating losses (“NOLs”) and tax credit carryforwards.
Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2021 and 2020 are as follows (in thousands):

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2021	2020
Deferred tax assets:
Net operating losses	$92,160	$59,960
Tax credits	741	761
Depreciable assets	604	635
Operating lease liabilities	3,558	—
Accruals and allowances	1,803	575
Stock-based compensation	1,359	83
Deferred revenue	24,734	27,962
Interest expense	1,209	—
Other	3,989	3,035
Total gross deferred tax assets	130,157	93,011
Less: Valuation allowance	(125,082)	(91,315)
Net deferred tax assets	5,075	1,696
Deferred tax liabilities:
Amortization of asset retirement obligation	(768)	(944)
Intangibles	(862)	(752)
Right-of-use assets	(3,445)	—
Total gross deferred tax liabilities	(5,075)	(1,696)
Net deferred taxes	$—	$—
As of December 31, 2021 and 2020, the Company had federal NOL carryforwards of approximately $300.8 million and $199.8 million, respectively, and state NOL carryforwards of approximately $274.6 million and $200.5 million, respectively. The federal and state NOL carryforwards will both begin to expire in 2029. As of December 31, 2021 and 2020, the Company had federal research and development tax credit carryforwards of $0.7 million and $0.7 million, respectively, which begin to expire in 2029 if not utilized. As of December 31, 2021 and 2020, the Company had foreign NOL carryforwards of approximately $9.0 million and zero, respectively. As of December 31, 2021 and 2020, the Company had California research and development tax credit carryforwards of $0.7 million and $0.7 million, respectively, which do not expire. As of December 31, 2021 and 2020, the Company had California Enterprise Zone tax credits of zero and $0.1 million, respectively, which began to expire in 2021.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of a history of taxable losses and uncertainties as to future profitability, the Company recorded a full valuation allowance against its deferred tax assets. The valuation allowance was $125.1 million and $91.3 million as of December 31, 2021 and 2020, respectively.
Utilization of the NOL carryforwards and tax credit forwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by the Internal Revenue Code Section 382, as well as similar state provisions. In general, an “ownership change,” as defined by the code, results from a transaction or series of transactions over a three- year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. Any limitation may result in expiration of all or a portion of the NOL or tax credit carryforwards before utilization. The Company has not performed a detailed analysis to determine whether an ownership change under Section 382 of the Code has previously occurred. As a result, the Company’s ability to utilize existing carryforwards could be restricted.
The Company had gross unrecognized tax benefits of $0.7 million and $0.8 million as of December 31, 2021 and 2020, respectively. There were no material additions, reductions or settlements of unrecognized tax benefits for years ended December 31, 2021 and 2020. The Company expects resolution of unrecognized tax benefits, if created, would occur while the full valuation allowance of deferred tax assets is maintained. The Company does not expect to have any unrecognized tax benefits that, if recognized, would affect the effective tax rate. As of December 31, 2021, the Company does not have a liability for potential penalties or interest. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In the normal course of business, the Company is subject to examination by taxing authorities throughout the United States of America. The Company is not currently under audit by the Internal Revenue Service or similar state or local authorities in relation to its income taxes. The tax return years 2016 through 2020 remain open to examination by the major domestic taxing jurisdictions to which the Company is subject. Net operating losses generated on a tax return basis by the Company for calendar years 2009 through 2021 remain open to examination by the major domestic taxing jurisdictions.
19.    COMMITMENTS AND CONTINGENCIES
Contingencies
The Company is party to various legal proceedings from time to time arising in the ordinary course of its business. A liability is accrued when a loss is both probable and can be reasonably estimated. Management believes that the probability of a material loss with respect to any currently pending legal proceeding is remote. However, litigation is inherently uncertain and it is not possible to definitively predict the ultimate disposition of any of these proceedings. The Company does not believe that there are any pending legal proceedings or other loss contingencies that will, either individually or in the aggregate, have a material adverse effect on the Company’s consolidated financial statements.
20.    EMPLOYER RETIREMENT PLAN
The Company sponsors a 401(k) profit sharing plan covering all eligible employees. Participants may elect to defer a percentage of their compensation ranging from 1% to 75%, up to the maximum allowable by law by making contributions to the plan. The Company may match, at its discretion, the employee contributions according to the terms of the plan. During the years ended December 31, 2021, 2020, and 2019, the Company did not match any of its employees’ contributions.
21.    SUBSEQUENT EVENTS
On February 1, 2022, the Company completed the acquisition of 100% of the outstanding shares of AlsoEnergy for an aggregate purchase price of $695.0 million, consisting of approximately 75% in cash and approximately 25% in shares of the Company’s common stock. The acquisition was structured on a cash-free, debt free basis and subject to other customary adjustments as set forth in the purchase agreement.
The transaction combines the Company’s storage optimization capabilities with AlsoEnergy’s solar asset performance monitoring and control software. The Company will complete the initial accounting for the acquisition during the first quarter of 2022.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (Disclosure Controls) within the meaning of Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our Disclosure Controls are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our Disclosure Controls are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.
Based on management’s evaluation (under the supervision and with the participation of our CEO and our CFO) as of December 31, 2021, of the effectiveness of the design and operation of our Disclosure Controls, our CEO and CFO have concluded that, as of the end of the period covered by this Report, our Disclosure Controls were not effective as of December 31, 2021 due to material weaknesses identified in the Company’s internal control over financial reporting as disclosed below.
Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) (“ICFR”). Our internal control over financial reporting includes policies and procedures designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.
This report does not include a report of management’s assessment regarding ICFR, as allowed by the SEC for reverse acquisitions between an issuer and a private operating company when it is not possible to conduct an assessment of the private operating company’s ICFR in the period between the consummation date of the reverse acquisition and the date of management’s assessment of ICFR (see Section 215.02 of the SEC Division of Corporation Finance’s Regulation S-K Compliance & Disclosure Interpretations). We completed the Merger on April 28, 2021. See Item 1. Business — History” of this Form 10-K. Prior to the Merger, we were known as Star Peak Energy Transition Corp., a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination involving one or more businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date, as our operations prior to the Merger were insignificant compared to those of the consolidated entity post-Merger. The design of ICFR for the Company post-Merger has required and will continue to require significant time and resources from management and other personnel. As a result, management was unable, without incurring unreasonable effort or expense, to conduct an assessment of our ICFR as of December 31, 2021. The Company intends to conduct a management assessment regarding ICFR as of December 31, 2022.
Despite not conducting a formal assessment regarding ICFR, management identified the following material weaknesses in its internal controls that existed as of December 31, 2021: (i) accounting for energy storage systems, deferred cost of goods sold and inventory, (ii) ineffective internal controls over review of the Company’s consolidated financial statements and related disclosures, (iii) a lack of formality in our internal control activities, especially related to management review-type controls, and (iv) ineffective internal controls over the review of certain revenue recognition calculations.
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
Remediation Activities
We have remediated material weaknesses related to (i) ineffective internal controls over accounting for complex and significant transactions, and (ii) ineffective internal controls over the review of internal-use capitalized software calculations that were previously identified during the course of preparing our financial statements as of and for the year ended December

31, 2020 (our prior year end). Our remediation efforts included implementing, under the direction of our CFO, enhanced review procedures and documentation standards to monitor and review all complex and significant transactions. Our management took further action by performing a robust review of all internal controls to strengthen documentation, validate processes and communicate accountability for performance of internal control responsibilities. Further, we engaged outside service providers to assist in evaluating and documenting processes and controls, identifying and addressing control gaps and strengthening the overall quality of documentation that evidences control activities.
Our management, with oversight of the Audit Committee of the Board, continues to devote significant time, attention and resources to remediating the aforementioned material weaknesses in its internal control over financing reporting and believes that we have made significant progress to that end. The material weaknesses will be considered remediated when management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. As of December 31, 2021, the Company had initiated the following steps intended to remediate the material weaknesses described above and strengthen its internal control over financial reporting that, as of December 31, 2021, had not yet been fully implemented or had not been in place for a sufficient period of time to demonstrate that they were having their desired effect:
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
•Engage a qualified third party Sarbanes-Oxley (“SOX”) compliance firm to assist us in bolstering and implementing our SOX compliance program, with a focus on documenting processes and controls, identifying and addressing control gaps, formalizing the internal control activities and strengthening the overall quality of documentation that evidences control activities.
•Perform a financial statement risk assessment and scoping exercise to identify and assess the risks of material misstatements in our financial statements to better ensure that the appropriate effort and resources are dedicated to addressing risks of material misstatements.
•Establish a disclosure committee comprised of our CEO, CFO, Chief Legal Officer, Chief Accounting Officer and other senior finance/accounting personnel to, among other things, review and, as necessary, help revise the Company’s controls and other procedures to ensure that information required by us to be disclosed is recorded, processed, summarized and reported accurately and on a timely basis.
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
•Implement new accounting applications to enhance and streamline the order-to-cash and commissions processes.
Changes in Internal Control over Financial Reporting
Other than the material weaknesses and remediation actions as described above, there were no changes in our internal controls over financial reporting during the fourth quarter of 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Internal Controls
Our management, including the CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Furthermore, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in business conditions or deterioration in the degree of compliance with policies or procedures.
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

Part III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
See “Item I. Business —Information About Our Executive Officers” of this Report of this Report for information regarding the executive officers of Stem. The other information required for this Item will be included in the 2022 Proxy Statement and is incorporated by reference.
We maintain a Code of Business Conduct and Ethics that applies to all employees, officers and directors. Our Employee Code of Conduct is published on our website at investors.stem.com/governance. We intend to disclose on our website future amendments to certain provisions of our Employee Code of Conduct, or waivers of such provisions granted to executive officers and directors, in accordance with SEC rules.
ITEM 11. EXECUTIVE COMPENSATION
The information required for this Item will be included in the 2022 Proxy Statement and is incorporated by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required for this item will be included in the 2022 Proxy Statement and is incorporated by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required for this Item will be included in the 2022 Proxy Statement and is incorporated by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required for this Item will be included in the 2022 Proxy Statement and is incorporated by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements: The financial statements filed as part of this Report are listed on the index to financial statements on page 52.
(2) Financial Schedules: All schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is otherwise included.
(b) Exhibits. The exhibits listed on the Exhibit Index are included, or incorporated by reference, in this Report.
ITEM 16. FORM 10-K SUMMARY
None.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation, dated April 28, 2021 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 4, 2021).
3.2	Second Amended and Restated by-Laws, dated April 28. 2021 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on May 4, 2021).
4.1
Indenture dated as of November 22, 2021, between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Stem’s Current Report on Form 8-K filed on November 22, 2021).

4.2	Form of 0.50% Convertible Senior Note due 2028 (included in Exhibit 4.1).
4.3*	Description of the Registrant’s Securities.
10.1	Form of Confirmation for Capped Call Transactions (incorporated by reference to Exhibit 10.1 to Stem’s Current Report on Form 8-K filed on November 22, 2021).
10.2
Purchase Agreement dated as of November 17, 2021, between the Company and the Initial Purchasers (incorporated by reference to Exhibit 10.2 to Stem’s Current Report on Form 8-K filed on November 22, 2021).

10.3*
Stock Purchase Agreement dated as of December 16, 2021, by and between the Company, the selling stockholders of AlsoEnergy, Inc. identified therein, and the sellers’ representatives identified therein.

10.4†*	Stem, Inc. 2009 Equity Incentive Plan.
10.5†*	Form of Stock Option Agreement under the Stem, Inc. 2009 Equity Incentive Plan.
10.6†	Stem, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Stem’s Registration Statement on Form S-8 filed on July 2, 2021)
10.7†	Form of Stock Option Agreement under the Stem, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Stem’s Quarterly Report on Form 10-Q filed on August 11, 2021).
10.8†
Form of Restricted Stock Unit Award Agreement under the Stem, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Stem’s Quarterly Report on Form 10-Q filed on August 11, 2021).

10.9
Investor Rights Agreement dated April 28, 2021, by and among the Company and certain of its stockholders (incorporated by reference to Exhibit 10.3 of the Company Current Report on Form 8-K filed on May 4, 2021)

10.10†*	Form of Indemnification Agreement.
10.11†*	Form of Executive Employment Agreement.
16	Letter from WithumSmith+Brown, PC to the SEC (incorporated by reference to Exhibit 16 to the Current Report on Form 8-K filed on August 11, 2021).
21*	Subsidiaries of the Registrant.
23*	Consent of Independent Registered Public Accounting Firm.
24*	Powers of Attorney.
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith
** Furnished herewith
† Management or compensatory plan or arrangement

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2022	STEM, INC.

	By:	/s/ William Bush
William Bush
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title

*	Chief Executive Officer and Director
John Carrington	(Principal Executive Officer)

/s/ William Bush	Chief Financial Officer
William Bush	(Principal Financial Officer)

/s/Rahul Shukla	Chief Accounting Officer
Rahul Shukla	(Principal Accounting Officer)

*	Chairman of the Board
David Buzby

*	Director
Adam E. Daley

*	Director
Anil Tammineedi

*	Director
Michael E. Morgan

*	Director
Laura D’Andrea Tyson

*	Director
Lisa L. Troe

*	Director
Jane Woodward

/s/ Saul R. Laureles	February 28, 2022
* By Saul R. Laureles, Attorney-in-Fact