Form 10-Q
period 2022-03-31
STEM, INC.
filed 2022-05-06
CIK 1758766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————————————
FORM 10-Q
—————————————————

☒	QUARTERLY QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Outstanding as of April 25, 2022
Common Stock, $0.0001 par value per share	154,057,258

Part I. Financial Information
Item 1. Financial Statements (Unaudited)

STEM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$174,537	$747,780
Short-term investments	177,273	173,008
Accounts receivable, net	74,123	61,701
Inventory, net	72,985	22,720
Other current assets (includes $207 and $213 due from related parties as of March 31, 2022 and December 31, 2021, respectively)	28,252	18,641
Total current assets	527,170	1,023,850
Energy storage systems, net	102,320	106,114
Contract origination costs, net	9,620	8,630
Goodwill	547,700	1,741
Intangible assets, net	165,840	13,966
Operating leases right-of-use assets	13,785	12,998
Other noncurrent assets	51,380	24,531
Total assets	$1,417,815	$1,191,830
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$99,307	$28,273
Accrued liabilities	22,785	25,993
Accrued payroll	8,422	7,453
Financing obligation, current portion	14,177	15,277
Deferred revenue, current portion	40,722	9,158
Other current liabilities (includes $179 and $306 due to related parties as of March 31, 2022 and December 31, 2021, respectively)	2,622	1,813
Total current liabilities	188,035	87,967
Deferred revenue, noncurrent	64,051	28,285
Asset retirement obligation	4,168	4,135
Notes payable, noncurrent	1,719	1,687
Convertible notes, noncurrent	446,418	316,542
Financing obligation, noncurrent	70,395	73,204
Lease liability, noncurrent	12,526	12,183
Other liabilities	367	—
Total liabilities	787,679	524,003
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 0 shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 153,717,797 and 144,671,624 issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	15	14
Additional paid-in capital	1,161,109	1,176,845
Accumulated other comprehensive income (loss)	(619)	20
Accumulated deficit	(530,510)	(509,052)
Total Stem's stockholders' equity	629,995	667,827
Non-controlling interests	141	—
Total stockholders’ equity	630,136	667,827
Total liabilities and stockholders’ equity	$1,417,815	$1,191,830
The accompanying notes are an integral part of these condensed consolidated financial statements.

STEM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenue
Services revenue	$9,965	$4,881
Hardware revenue	31,123	10,539
Total revenue	41,088	15,420
Cost of revenue
Cost of service revenue	8,633	6,905
Cost of hardware revenue	28,811	8,632
Total cost of revenue	37,444	15,537
Gross margin	3,644	(117)
Operating expenses:
Sales and marketing	9,142	2,667
Research and development	8,943	4,407
General and administrative	20,512	2,692
Total operating expenses	38,597	9,766
Loss from operations	(34,953)	(9,883)
Other income (expense), net:
Interest expense	(3,218)	(6,233)
Change in fair value of warrants and embedded derivative	—	(66,397)
Other income (expenses), net	475	(40)
Total other expense, net	(2,743)	(72,670)
Loss before income taxes	(37,696)	(82,553)
Income tax benefit	15,213	—
Net loss	$(22,483)	$(82,553)

Net loss per share attributable to common stockholders, basic and diluted	$(0.15)	$(2.04)

Weighted-average shares used in computing net loss per share, basic and diluted	150,491,041	40,425,009

The accompanying notes are an integral part of these condensed consolidated financial statements.

STEM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Net loss	$(22,483)	$(82,553)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(611)	—
Foreign currency translation adjustment	(28)	251
Total comprehensive loss	$(23,122)	$(82,302)
The accompanying notes are an integral part of these condensed consolidated financial statements.

STEM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 1, 2022	144,671,624	14	1,176,845	20	(509,052)	—	667,827
Cumulative-effect adjustment upon adoption of ASU 2020-06 (Note 10)	—	—	(130,979)	—	1,598	—	(129,381)
Cumulative-effect adjustment upon adoption of ASU 2016-13	—	—	—	—	(573)	—	(573)
Common stock issued upon business combination (Note 6)	8,621,006	1	108,882	—	—	—	108,883
Stock option exercises, net of statutory tax withholdings	425,167	—	(426)	—	—	—	(426)
Stock-based compensation	—	—	6,787	—	—	—	6,787
Unrealized loss on available-for-sale securities	—	—	—	(611)	—	—	(611)
Foreign currency translation adjustments	—	—	—	(28)	—	—	(28)
Acquisition of non-controlling interests	—	—	—	—	—	141	141
Net loss	—	—	—	—	(22,483)	—	(22,483)
Balance as of March 31, 2022	153,717,797	15	1,161,109	(619)	(530,510)	141	630,136

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-controlling Interests	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of January 1, 2021	40,202,785	4	230,620	(192)	(407,841)	—	(177,409)
Recognition of beneficial conversion feature related to convertible notes	—	—	1,126	—	—	—	1,126
Stock option exercises	1,392,494	—	2,750	—	—	—	2,750
Legacy warrant exercises	19,531	—	397	—	—	—	397
Stock-based compensation	—	—	784	—	—	—	784
Foreign currency translation adjustments	—	—	—	251	—	—	251
Net loss	—	—	—	—	(82,553)	—	(82,553)
Balance as of March 31, 2021	41,614,810	4	235,677	59	(490,394)	—	(254,654)
The accompanying notes are an integral part of these condensed consolidated financial statements.

STEM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2022	2021
OPERATING ACTIVITIES
Net loss	$(22,483)	$(82,553)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	8,725	5,079
Non-cash interest expense, including interest expenses associated with debt issuance costs	456	3,902
Stock-based compensation	6,265	760
Change in fair value of warrant liability and embedded derivative	—	66,397
Noncash lease expense	546	160
Accretion expense	60	50
Impairment of energy storage systems	171	613
Net (accretion of discount) amortization of premium on investments	293	—
Income tax benefit from release of valuation allowance	(15,100)	—
Other	(17)	—
Changes in operating assets and liabilities:
Accounts receivable	(3,352)	(955)
Inventory	(46,564)	(1,466)
Other assets	(32,284)	(4,690)
Contract origination costs	(1,670)	(779)
Accounts payable and accrued expenses	61,755	8,640
Deferred revenue	17,705	2,992
Lease liabilities	(54)	(176)
Other liabilities	(457)	199
Net cash used in operating activities	(26,005)	(1,827)
INVESTING ACTIVITIES
Acquisition of AlsoEnergy, net of cash acquired	(532,839)	—
Purchase of available-for-sale investments	(41,437)	—
Sales/maturities of available-for-sale investments	36,271	—
Purchase of energy storage systems	(108)	(1,525)
Capital expenditures on internally-developed software	(3,537)	(1,238)
Purchase of property and equipment	(1,278)	—
Net cash used in investing activities	(542,928)	(2,763)
FINANCING ACTIVITIES
Proceeds from exercise of stock options and warrants	347	2,894
Payments for taxes related to net share settlement of stock options	(773)	—
Proceeds from financing obligations	311	2,732
Repayment of financing obligations	(4,178)	(3,369)
Proceeds from issuance of convertible notes, net of issuance costs of $0 and $8 for the three months ended March 31, 2022 and 2021, respectively	—	1,118
Proceeds from issuance of notes payable, net of issuance costs of $0 and $101 for the three months ended March 31, 2022 and 2021, respectively	6	3,879
Repayment of notes payable	—	(161)
Net cash provided by (used in) financing activities	(4,287)	7,093
Effect of exchange rate changes on cash and cash equivalents	(23)	428
Net increase (decrease) in cash and cash equivalents	(573,243)	2,931
Cash and cash equivalents, beginning of period	747,780	6,942
Cash and cash equivalents, end of period	$174,537	$9,873
The accompanying notes are an integral part of these condensed consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$1,869	$1,480
NON-CASH INVESTING AND FINANCING ACTIVITIES
Change in asset retirement costs and asset retirement obligation	$27	$37
Purchases of energy storage systems in accounts payable	$—	$1,260
Conversion of accrued interest into outstanding note payable	$—	$256
Settlement of warrant liability into preferred stock due to exercise	$—	$253
Stock-based compensation capitalized to internal-use software	$522	$24
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
On February 1, 2022, the Company acquired all of the issued and outstanding capital stock of Also Energy Holdings, Inc. (“AlsoEnergy”), which has been consolidated since the date of acquisition. Through AlsoEnergy, the Company provides end-to-end turnkey solutions that monitor and manage renewable energy systems through AlsoEnergy’s PowerTrack software. PowerTrack includes data acquisitions and monitoring, performance modelling, agency reporting, internal reports, work order tickets, and supervisory control and data acquisition (“SCADA”) controls. AlsoEnergy has deployed systems at various international locations, but its primary customer base is in the United States, Germany and Canada. See Note 6 — Business Combinations.
The Company operated as Rollins Road Acquisition Company (f/k/a Stem, Inc.) (“Legacy Stem”) prior to the Merger (as defined below). Stem, Inc. was incorporated on March 16, 2009 in the State of Delaware and is headquartered in San Francisco, California.
Star Peak Acquisition Corp. Merger
On December 3, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Star Peak Transition Corp. (“STPK”), an entity listed on the New York Stock Exchange under the trade symbol “STPK,” and STPK Merger Sub Corp., a Delaware corporation and wholly-owned subsidiary of STPK (“Merger Sub”), providing for, among other things, and subject to the conditions therein, the combination of the Company and STPK pursuant to the merger of Merger Sub with and into the Company, with the Company continuing as the surviving entity (the “Merger”).
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

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(the “Legacy Stem Warrants”) were exercised by holders into Legacy Stem Common Stock in accordance with the terms thereof. Upon the consummation of the Merger, each share of Legacy Stem common stock then issued and outstanding was canceled and converted into the right to receive shares of common stock of Stem using an exchange ratio of 4.6432.
In connection with the execution of the Merger Agreement, STPK entered into separate subscription agreements (each, a “Subscription Agreement”) with a number of investors (each a “Subscriber”), pursuant to which the Subscribers agreed to purchase, and STPK agreed to sell to the Subscribers, an aggregate of 22,500,000 shares of common stock (the “PIPE Shares”), for a purchase price of $10 per share and an aggregate purchase price of $225.0 million, in a private placement pursuant to the subscription agreements (the “PIPE”). The PIPE investment closed simultaneously with the consummation of the Merger. The Merger was accounted for as a reverse recapitalization in accordance with U.S. generally accepted accounting principles (“GAAP”). Under this method of accounting, STPK was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Merger was treated as the equivalent of Stem issuing stock for the net assets of STPK, accompanied by a recapitalization. The net liabilities of STPK of $302.2 million, comprised primarily of the warrant liabilities associated with the Public and Private Placement Warrants discussed in Note 11 — Warrants, are stated at historical cost, with no goodwill or other intangible assets recorded.
Liquidity
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of the Regulation S-X, assuming the Company will continue as a going concern. As of March 31, 2022, the Company had cash and cash equivalents of $174.5 million, short-term investments of $177.3 million, an accumulated deficit of $530.5 million and net working capital of $339.1 million, with $14.2 million of financing obligations coming due within the next 12 months. During the three months ended March 31, 2022, the Company incurred a net loss of $22.5 million and had negative cash flows from operating activities of $26.0 million. However, the net proceeds from the Merger of $550.3 million, the proceeds of $145.3 million from the exercise of Public Warrants (as described in Note 11 — Warrants), and the net proceeds of $445.7 million from the issuance of the Company’s 0.50% Green Convertible Senior Notes due 2028 (the “2028 Convertible Notes”) (as described in Note 10 — Convertible Promissory Notes) provided the Company with a significant amount of cash proceeds. As discussed in Note 6 — Business Combinations, the Company acquired 100% of the issued and outstanding capital stock of AlsoEnergy for an aggregate purchase price of $653.0 million, including $544.1 million in cash and $108.9 million in common stock. The Company believes that its cash position is sufficient to meet capital and liquidity requirements for at least the next 12 months after the date that the financial statements are available to be issued.
The Company’s business prospects are subject to risks, expenses, and uncertainties frequently encountered by companies in the early stages of commercial operations. Prior to the Merger, the Company had been funded primarily by equity financings, convertible promissory notes and borrowings from affiliates. The attainment of profitable operations is dependent upon future events, including securing new customers and maintaining current ones, securing and maintaining adequate supplier relationships, building its customer base, successfully executing its business and marketing strategy, obtaining adequate financing to complete the Company’s development activities, and hiring and retaining appropriate personnel. Failure to generate sufficient revenues, achieve planned gross margins and operating profitability, control operating costs, or secure additional funding may require the Company to modify, delay or abandon some of its planned future expansion or development, or to otherwise enact operating cost reductions available to management, which could have a material adverse effect on the Company’s business, operating results and financial condition.
COVID-19
The ongoing COVID-19 pandemic has resulted and may continue to result in widespread adverse impacts on the global and U.S. economies. Ongoing government and business responses to COVID-19, along with COVID-19 variants and the resurgence of related disruptions, could have a continued material adverse effect on economic and market conditions and trigger a period of continued global and U.S. economic slowdown.
The Company’s industry is currently facing shortages and shipping delays affecting the supply of inverters, enclosures, battery modules and associated component parts for inverters and battery energy storage systems available for purchase. These shortages and delays can be attributed in part to the COVID-19 pandemic and resulting government action, as well as broader macroeconomic conditions that may persist once the immediate effects of the COVID-19 pandemic have subsided, and have been exacerbated by the ongoing conflict between Russia and Ukraine. While management believes that a majority of the Company’s suppliers have secured sufficient supply to permit them to continue delivery and installations through the end of 2022, if these shortages and delays persist into 2023, they could adversely affect the timing of when battery energy storage

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
systems can be delivered and installed, and when (or if) the Company can begin to generate revenue from those systems. The Company cannot predict the full effects the COVID-19 pandemic will have on our business, cash flows, liquidity, financial condition and results of operations at this time due to numerous uncertainties. The Company will continue to monitor developments affecting its workforce, its suppliers, its customers and its business operations generally, and will take actions the Company determines are necessary in order to mitigate these.
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with GAAP for interim reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the condensed balance sheet at December 31, 2021 has been derived from the audited financial statements at that date, but certain notes or other information that are normally required by GAAP have been omitted if they substantially duplicate the disclosures contained in the Company’s annual audited consolidated financial statements. In the opinion of Stem management, all normal and recurring adjustments considered necessary for a fair statement of the results for the interim period presented have been included in the accompanying unaudited financial statements. The unaudited condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and consolidated variable interest entities (“VIEs”). The Company presents non-controlling interests within the equity section of its condensed consolidated balance sheets, and the amount of consolidated net income (loss) that is attributable to Stem and the non-controlling interest in its condensed consolidated statements of operations. All intercompany balances and transactions have been eliminated in consolidation. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2021. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2022 or for any other future interim period or year.
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
Significant estimates and assumptions reflected in these unaudited condensed consolidated financial statements include, but are not limited to, depreciable life of energy systems; the amortization of financing obligations; deferred commissions and contract fulfillment costs; the valuation of energy storage systems, internally developed software, and asset retirement obligations; and the fair value of equity instruments, equity-based instruments, warrant liabilities, embedded derivatives and net assets acquired in a business combination.
Segment Information
Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is the CODM. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, management has determined that the Company operates as one operating segment that is focused exclusively on innovative technology services that transform the way energy is distributed and consumed. The operations acquired as part of the acquisition of AlsoEnergy have been included in the Company’s operating segment. Net assets outside of the U.S. were less than 10% of total net assets as of March 31, 2022 and December 31, 2021.
Significant Customers
A significant customer represents 10% or more of the Company’s total revenue or accounts receivable, net balance at each reporting date. For each significant customer, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable are as follows:

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Accounts Receivable		Revenue
	March 31,	December 31,	Three Months Ended March 31,
	2022	2021	2022	2021
Customers:
Customer A	*	23%	*	*
Customer B	19%	15%	11%	14%
Customer C	*	13%	*	*
Customer D	15%	*	38%	*
*Total less than 10% for the respective period.
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
Financial assets and liabilities held by the Company measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 include cash and cash equivalents and short-term investments.
Recently Adopted Accounting Standards
The Company has adopted ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40), effective January 1, 2022 using the modified retrospective approach. ASU 2020-06 simplifies the accounting for convertible instruments. The guidance removes certain accounting models which separate conversion features from the host contract for convertible instruments. As a result of the adoption of ASU 2020-06, the 2028 Convertible Notes are no longer bifurcated into separate liability and equity components in the March 31, 2022 condensed consolidated balance sheet. Rather, the $460.0 million principal amount of the Company’s 2028 Convertible Notes was classified as a liability in the March 31, 2022 condensed consolidated balance sheet. Upon adoption of ASU 2020-06, an adjustment was recorded to the 2028 Convertible Notes liability component, equity component (additional paid-in-capital) and accumulated deficit. The cumulative effect of the change was recognized as an adjustment to the opening balance of accumulated deficit at the date of adoption. The comparative information has not been restated and continues to be presented according to accounting standards in effect for those periods. This adjustment was calculated based on the carrying amount of the 2028 Convertible Notes as if it had always been treated only as a liability. Further, an adjustment was recorded to the debt discount and issuance costs as if these had always been treated as a contra liability only. Interest expense related to the

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
accretion of the 2028 Convertible Notes is no longer recognized. Interest expense for the 2028 Convertible Notes for the three months ended March 31, 2022 would have been $3.7 million higher without the adoption of ASU 2020-06. As such, net loss attributable to the Company per common share for the three months ended March 31, 2022 is $0.02 lower due to the effect of adoption of ASU 2020-06.
In June 2016, the FASB issued ASU 2016-13, Financial instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequent related ASUs, which amends the guidance on the impairment of financial instruments by requiring measurement and recognition of expected credit losses for financial assets held. This ASU is effective for public and private companies’ fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, and December 15, 2022, respectively. As the Company is no longer an emerging growth company as of January 1, 2022, the Company adopted ASU 2016-13 effective on such date, utilizing the modified retrospective transition method. Upon adoption, the Company updated its impairment model to utilize a forward-looking current expected credit losses (“CECL”) model in place of the incurred loss methodology for financial instruments measured at amortized cost, primarily including its accounts receivable. The adoption did not have a material effect on the Company’s unaudited condensed consolidated financial statements.
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. Under ASU 2021-08, an acquirer must recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. The Company early adopted ASU 2021-08 on a prospective basis effective January 1, 2022. As indicated in Note 6 — Business Combinations, the Company completed the acquisition of AlsoEnergy on February 1, 2022. The adoption of ASU 2021-08 resulted in the recognition of deferred revenue at amounts consistent with those recorded by the acquiree immediately before the acquisition date rather than at fair value.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 was effective for public entities for interim and annual periods beginning after December 15, 2020, with early adoption permitted. ASU 2019-12 will be effective for private entities for annual periods beginning after December 15, 2021, and interim periods beginning after December 15, 2020, with early adoption permitted. The Company adopted ASU 2019-12 effective May 1, 2021. The adoption of this standard did not have a material impact on the Company’s unaudited condensed consolidated financial statements.
3.REVENUE
Disaggregation of Revenue
The following table provides information on the disaggregation of revenue as recorded in the consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2022	2021
Hardware revenue	$31,123	$10,539
Services revenue	9,965	4,881
Total revenue	$41,088	$15,420
The table above includes AlsoEnergy’s hardware and services revenue of $4.8 million and $4.8 million, respectively, for the three months ended March 31, 2022.
The following table summarizes reportable revenue by geographic regions determined based on the location of the customers (in thousands) :

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Three Months Ended March 31,
2022
United States	$39,458
Rest of the world	1,630
Total revenue	$41,088
Remaining Performance Obligations
Remaining performance obligations represent contracted revenue that has not been recognized, which include contract liabilities (deferred revenue) and amounts that will be billed and recognized as revenue in future periods. As of March 31, 2022, the Company had $313.6 million of remaining performance obligations, and the approximate percentages expected to be recognized as revenue in the future are as follows (in thousands, except percentages):

	Total remaining performance obligations	Percent Expected to be Recognized as Revenue
		Less than one year	Two to five years	Greater than five years
Service revenue	$232,136	18%	51%	31%
Hardware revenue	81,427	100%	—%	—%
Total revenue	$313,563
Contract Balances
Deferred revenue primarily includes cash received in advance of revenue recognition related to energy optimization services and incentives. The following table presents the changes in the deferred revenue balance during the three months ended March 31, 2022 (in thousands):

Beginning balance as of January 1, 2022	$37,443
Deferred revenue acquired upon business combination	49,626
Upfront payments received from customers	35,050
Upfront or annual incentive payments received	2,895
Revenue recognized related to amounts that were included in beginning balance of deferred revenue	(2,938)
Revenue recognized related to amounts that were included in acquired balance of deferred revenue	(3,338)
Revenue recognized related to deferred revenue generated during the period	(13,965)
Ending balance as of March 31, 2022	$104,773
4.SHORT-TERM INVESTMENTS
The following tables summarize the estimated fair value of the Company’s short-term investments and the gross unrealized holding gains and losses as of March 31, 2022 and December 31, 2021 (in thousands):

	As of March 31, 2022
	Amortized cost	Unrealized gain	Unrealized Loss	Estimated Fair Value
Corporate debt securities	$37,917	$1	$(241)	$37,677
Commercial paper	18,741	—	—	18,741
U.S. government bonds	84,324	—	(512)	83,812
Certificate of deposits	17,347	2	—	17,349
Treasury bills	17,228	—	(9)	17,219
Agency bonds	2,499	—	(24)	2,475
Total short-term investments	$178,056	$3	$(786)	$177,273

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of December 31, 2021
	Amortized cost	Unrealized gain	Unrealized Loss	Estimated Fair Value
Corporate debt securities	$42,174	$11	$(52)	$42,133
Commercial paper	20,743	—	—	20,743
U.S. government bonds	86,265	—	(135)	86,130
Certificate of deposits	21,501	6	—	21,507
Agency bonds	2,500	—	(5)	2,495
Total short-term investments	$173,183	$17	$(192)	$173,008

The Company periodically reviews the individual securities that have unrealized losses on a regular basis to evaluate whether or not any security has experienced, or is expected to experience, credit losses resulting in the decline in fair value. The Company evaluates, among other factors, whether the Company intends to sell any of these marketable securities and whether it is more likely than not that the Company will be required to sell any of them before recovery of the amortized cost basis. During the three months ended March 31, 2022, the Company did not record an allowance for credit losses, as management believes any such losses would be immaterial based on the high-grade credit rating for each of the short-term investments as of the end of each period.
5.FAIR VALUE MEASUREMENTS
Fair value accounting is applied for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. At March 31, 2022 and December 31, 2021, the carrying amount of accounts receivable, other current assets, accounts payable, and accrued and other current liabilities approximated their estimated fair value due to their relatively short maturities. There were no assets or liabilities classified as Level 3 as of March 31, 2022.
The following table provides the financial instruments measured at fair value (in thousands):

	March 31, 2022
	Level 1	Level 2	Level 3	Fair Value
Assets
Cash equivalents:
Money market fund	$9,931	$—	$—	$9,931
Commercial paper	—	12,595	—	12,595
Total cash equivalents	9,931	12,595	—	22,526
Debt securities:
Corporate debt securities	—	37,677	—	37,677
Commercial paper	—	18,741	—	18,741
U.S. government bonds	—	83,812	—	83,812
Certificate of deposits	—	17,349	—	17,349
Treasury bills	—	17,219	—	17,219
Agency bonds	—	2,475	—	2,475
Total financial assets	$9,931	$189,868	$—	$199,799

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	December 31, 2021
	Level 1	Level 2	Level 3	Fair Value
Assets
Cash equivalents:
Money market fund	$127,261	$—	$—	$127,261
Debt securities:
Corporate debt securities	—	42,133	—	42,133
Commercial paper	—	20,743	—	20,743
U.S. government bonds	—	86,130	—	86,130
Certificate of deposits	—	21,507	—	21,507
Other	—	2,495	—	2,495
Total financial assets	$127,261	$173,008	$—	$300,269
The Company’s money market funds are classified as Level 1 because they are valued using quoted market prices. The Company’s short-term investments consist of available-for-sale securities and are classified as Level 2 because their value is based on valuations using significant inputs derived from or corroborated by observable market data.
6.BUSINESS COMBINATIONS
On February 1, 2022, Stem, Inc. acquired 100% of the outstanding shares of AlsoEnergy. AlsoEnergy provides end-to-end turnkey solutions that monitor and manage renewable energy systems. AlsoEnergy has deployed systems at various international locations, but its largest customer bases are in the United States, Germany and Canada. The combined company delivers a one-stop-shop solution for front-of-meter and commercial and industrial (“C&I”) customers with solar and storage needs.
The total consideration to acquire AlsoEnergy was $653.0 million, comprised of $544.1 million paid in cash and $108.9 million in the form of 8,621,006 shares of the Company’s common stock. The Company incurred $6.1 million of transaction costs related to the acquisition of AlsoEnergy, which were recorded in general and administrative expense during the three months ended March 31, 2022.
The following table summarizes the purchase price as a part of the acquisition of AlsoEnergy (in thousands):

Purchase Price
Cash consideration (1)	$544,059
Equity consideration	108,883
Total consideration	$652,942
(1) As of March 31, 2022, there was approximately $1.1 million of unpaid cash consideration relating to certain shareholders of AlsoEnergy.
Assets acquired and liabilities assumed are recorded based on valuations derived from estimated fair value assessments and assumptions used by the Company. The Company believes that its estimates and assumptions underlying the valuations are reasonable. However, different estimates and assumptions could result in different valuations assigned to the individual assets acquired and liabilities assumed, and the resulting amount of goodwill.
The following table summarizes the fair values of assets acquired and liabilities assumed in the acquisition of AlsoEnergy at the date of acquisition (in thousands):

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Assets Acquired
Cash	$10,135
Accounts receivable	9,614
Other current assets	1,795
Inventory	3,701
Operating leases right-of-use assets	1,333
Separately identifiable intangible assets acquired other than goodwill	152,100
Other non-current assets	1,032
Total identifiable assets acquired	179,710
Liabilities Assumed
Accounts payable	1,985
Other current liabilities	1,596
Accrued payroll	2,533
Deferred revenue, current portion	17,486
Lease liabilities, current portion	431
Deferred revenue, noncurrent	32,140
Lease liability, noncurrent	902
Deferred tax liability	15,476
Other noncurrent liabilities	150
Total liabilities assumed	72,699
Total net identifiable assets acquired	107,011
Goodwill	545,931
Total consideration	$652,942

Based on the accounting guidance provided in ASC 805, the Company accounted for the acquisition of AlsoEnergy as a business combination in which the Company determined that AlsoEnergy was a business.
The Company's purchase price allocation for the acquisition of AlsoEnergy is preliminary and subject to revision as additional information about the fair value of the assets and liabilities becomes available. The fair values assigned to tangible and intangible assets acquired, and liabilities assumed, are based on management’s estimates and assumptions and may be subject to change as additional information is received. Additional information that existed as of the closing date but not known at the time of this filing may become known to the Company during the remainder of the 12-month measurement period. The Company will continue to collect information and reevaluate these estimates and assumptions quarterly.
The following table and accompanying paragraphs below summarize the intangible assets acquired, their fair value as of the acquisition date, and their estimated useful lives for amortizable intangible (in thousands, except estimated useful life, which is in years):

	Fair Value	Useful Life
Trade name	$11,300	7
Customer relationships	106,800	12
Backlog	3,900	1.1
Developed technology	30,100	7
Separately identifiable intangible assets acquired other than goodwill	$152,100
Trade names include the AlsoEnergy and Powertrack trade names, which were measured at fair value using the relief-from-royalty method. Customer relationships represent the estimated fair values of the underlying relationship with AlsoEnergy customers measured using the multiple-period excess earnings method under the income approach. Backlog relates to

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
subscriptions contracts that were measured at fair value using the multiple-period excess earnings method under the income approach. Developed technology represents the preliminary fair value of AlsoEnergy’s renewable energy platform that was measured using the relief-from-royalty method of the income approach. The amortization expense for all acquired intangible assets will be recognized on a straight-line basis over their respective estimated useful lives.
Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired. The acquisition of AlsoEnergy resulted in the recognition of $545.9 million of goodwill. The Company believes that goodwill acquired primarily consists of expanded market and product opportunities, including acceleration of growth of renewable energy onto the power grid, expanded value for the Company’s customers to manage and optimize combined solar and energy storage systems through the vertical integration of software solutions, as well as access of the Company’s product offerings to international markets.
Goodwill created as a result of the acquisition of AlsoEnergy is not expected to be deductible for tax purposes. A net deferred tax liability of $15.5 million was established for the intangible assets acquired net of deferred tax assets, which primarily consists of net operating loss carryforwards and deferred revenue. Goodwill has been allocated to the Company’s single reporting unit.
The Company included the financial results of AlsoEnergy in its unaudited condensed consolidated financial statements from the acquisition date, which contributed $9.6 million and $3.5 million of revenue and net loss, respectively, during the three months ended March 31, 2022.
Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information summarizes the combined results of operations for the Company and AlsoEnergy, as if the acquisition had occurred on January 1, 2021. The pro forma financial information is as follows (in thousands):

	(Unaudited)
	Three Months Ended March 31,
	2022	2021
Total revenue	$44,924	$27,573
Net loss	$(30,469)	$(94,158)
The pro forma financial information for the periods presented above has been calculated after adjusting the results of AlsoEnergy to reflect the business combination accounting effects resulting from this acquisition, including the elimination of transaction costs incurred by the Company, amortization expense from acquired intangible assets, and settlement of stock option awards. The historical consolidated financial statements have been adjusted in the pro forma combined financial statements to give effect to pro forma events that are directly attributable to the business combination. The pro forma financial information is for informational purposes only, and is not indicative of either future results of operations, or results that may have been achieved had the acquisition been consummated as of this date.
7.GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
Goodwill consists of the following (in thousands):

	March 31,	December 31,
	2022	2021
Goodwill	$547,557	$1,625
Effect of foreign currency translation	143	116
Total goodwill	$547,700	$1,741

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Intangible Assets, Net
Intangible assets, net, consists of the following (in thousands):

	March 31,	December 31,
	2022	2021
Developed technology	$30,600	$500
Trade name	11,300	—
Customer relationships	106,800	—
Backlog	3,900	—
Internally developed software	33,772	29,706
Intangible assets	186,372	30,206
Less: Accumulated amortization	(20,576)	(16,276)
Add: Currency translation adjustment	44	36
Total intangible assets, net	$165,840	$13,966
Amortization expense for intangible assets was $4.4 million and $1.4 million for the three months ended March 31, 2022 and 2021, respectively.
8.ENERGY STORAGE SYSTEMS, NET
Energy Storage Systems, Net
Energy storage systems, net, consists of the following (in thousands):

	March 31,	December 31,
	2022	2021
Energy storage systems placed into service	$143,134	$143,592
Less: accumulated depreciation	(48,582)	(45,250)
Energy storage systems not yet placed into service	7,768	7,772
Total energy storage systems, net	$102,320	$106,114
Depreciation expense for energy storage systems was approximately $4.3 million and $3.8 million for the three months ended March 31, 2022 and 2021, respectively. Depreciation expense is recognized in cost of service revenue.
9.NOTES PAYABLE
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
Term Loan Due to Former Non-Controlling Interest Holder

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
2021 Credit Agreement
In January 2021, the Company, through a wholly owned Canadian entity, entered into a credit agreement to provide a total of $2.7 million towards the financing of certain energy storage systems. The credit agreement is structured on a non-recourse basis and the system will be operated by the Company. The credit agreement has a stated interest of 5.45% and a maturity date of June 2031. The Company received an advance under the credit agreement of $1.8 million in January 2021. The repayment of advances received under this credit agreement is determined by the lender based on the proceeds generated by the Company through the operation of the underlying energy storage systems. As of March 31, 2022, and December 31, 2021, the outstanding balance was $1.9 million. The Company was in compliance with all covenants contained in the 2021 Credit Agreement as of March 31, 2022.
The Company’s outstanding debt consisted of the following as of March 31, 2022 (in thousands):

March 31, 2022
Outstanding principal	$1,932
Unamortized discount	(213)
Carrying value of debt	$1,719
10.CONVERTIBLE PROMISSORY NOTES
As of December 31, 2020, the Company had various convertible notes outstanding to investors. The Company refers to the collective group of all such note instruments as the “Pre-Merger Convertible Promissory Notes.” As of December 31, 2020, these Pre-Merger Convertible Promissory Notes had a balance of $67.6 million. During the year ended December 31, 2021, the Company issued additional convertible notes, including convertible promissory notes issued and sold in January 2021 (the “Q1 2021 Convertible Notes”) and the 2028 Convertible Notes. Upon effectiveness of the Merger on April 28, 2021, all outstanding Pre-Merger Convertible Promissory Notes and the Q1 2021 Convertible Notes were converted to common stock and cancelled (see “—Conversion and Cancellation of Convertible Promissory Notes Upon Merger” below). As of December 31, 2021, the Pre-Merger Convertible Promissory Notes and the Q1 2021 Convertible Notes were no longer outstanding.

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
Conversion and Cancellation of Convertible Promissory Notes Upon Merger
Immediately prior to the effectiveness of the Merger, the entire balance of the Company’s outstanding Pre-Merger Convertible Promissory Notes and the Q1 2021 Convertible Notes issued by Legacy Stem automatically converted into shares of Legacy Stem Common Stock. Upon the effectiveness of the Merger, these shares of Legacy Stem Common Stock automatically converted into 10,921,548 shares of common stock of Stem. The balance associated with the outstanding Pre-Merger Convertible Promissory Notes and the Q1 2021 Convertible Notes totaling $77.7 million, including $7.7 million of interest accrued on the notes through the date of Merger, was reclassified to additional paid-in-capital. The unamortized portion of the debt discount associated with the outstanding Q1 2021 Convertible Notes totaling $1.1 million was fully expensed to loss on extinguishment of debt on the Company’s statement of operations.
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
Upon adoption of ASU 2020-06, the Company allocated all of the debt discount to long-term debt. The debt discount is amortized to interest expense using the effective interest method, computed to be 0.9%, over the life of the 2028 Convertible Notes or approximately its seven-year term. The outstanding 2028 Convertible Notes balances as of March 31, 2022 are summarized in the following table (in thousands):

March 31, 2022
Long Term Debt
Outstanding principal	$460,000
Unamortized initial purchaser’s debt discount and debt issuance cost	(13,582)
Net carrying amount	$446,418
The following table presents total interest expense recognized related to the 2028 Convertible Notes during the three months ended March 31, 2022 (in thousands):

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

March 31, 2022
Cash interest expense
Contractual interest expense	$575
Non-cash interest expense
Amortization of debt discount and debt issuance cost	495
Total interest expense	$1,070
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
The Capped Calls are considered separate transactions entered into by and between the Company and the Capped Calls counterparties, and are not part of the terms of the 2028 Convertible Notes. The Company recorded a reduction to additional paid-in capital of $66.7 million during the year ended December 31, 2021 related to the premium payments for the Capped Calls. These instruments meet the conditions outlined in ASC 815 to be classified in stockholders’ equity and are not subsequently remeasured as long as the conditions for equity classification continue to be met.
11.WARRANTS
Legacy Stem Warrants
Prior to the Merger, the Company had issued warrants to purchase shares of Legacy Stem’s preferred stock in conjunction with various debt financings. The Company has also issued warrants to purchase shares of Legacy Stem’s common stock. Upon effectiveness of the Merger, the Company had 50,207,439 warrants outstanding, of which substantially all were converted into 2,759,970 shares of common stock of Stem. Upon conversion of the warrants, the existing warrant liabilities were remeasured to fair value resulting in a gain on remeasurement of $100.9 million and a total warrant liability of $60.6 million, which was then reclassified to additional paid-in-capital. At March 31, 2022, there were 23,673 Legacy Stem Warrants outstanding. These instruments are exercisable into the Company’s common stock and are equity classified.
Public Warrants and Private Placement Warrants
As part of STPK’s initial public offering, under a Warrant Agreement dated as of August 20, 2020 (the “Warrant Agreement”) and, prior to the effectiveness of the Merger, STPK issued 12,786,168 warrants, each of which entitled the holder to purchase one share of common stock at an exercise price of $11.50 per share of common stock (the “Public Warrants”). Simultaneously with the closing of the initial public offering, STPK completed the private sale of 7,181,134 million warrants to STPK’s sponsor (the “Private Warrants”). Upon issuance, these warrants met the criteria for liability classification. Upon the effectiveness of the Merger, Stem assumed the outstanding Public Warrants and Private Warrants, which continued to meet the criteria for liability classification, resulting in assumed warrant liabilities of $185.9 million and $116.7 million, respectively, or a total warrant liability of $302.6 million. Such warrants were initially recorded at fair value and remeasured to fair value at each reporting period. The fair value of the Private Warrants was determined using the Black-Scholes method as well as a discount for lack of marketability. Black-Scholes inputs used to value the warrants are based on information from purchase agreements and within valuation reports prepared by an independent third party for the Company. Inputs include exercise price, selection of guideline public companies, volatility, fair value of common stock, expected dividend rate and risk-free interest rate.
On June 25, 2021, the Company entered into an exchange agreement (the “Exchange Agreement”) with the holders of the 7,181,134 outstanding Private Placement Warrants, pursuant to which such holders received 4,683,349 shares of the Company’s common stock on June 30, 2021, in exchange for the cancellation of all outstanding Private Placement Warrants. The Exchange Shares were issued in reliance upon the exemption provided by Section 3(a)(9) of the Securities Act of 1933, as amended. Immediately prior to the exchange, the Private Warrants were marked to fair value, resulting in a loss of $52.0 million. As a result of the Exchange Agreement, there are no Private Warrants outstanding.

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
On August 20, 2021, the Company issued an irrevocable notice for redemption of all 12,786,129 of the Company’s outstanding public warrants at 5:00 p.m. Eastern time on September 20, 2021 (“Redemption Date”). Pursuant to the notice of redemption, holders exercised 12,638,723 Public Warrants for a purchase price of $11.50 per share, for proceeds to the Company of approximately $145.3 million. The Company redeemed all remaining outstanding Public Warrants that had not been exercised as of 5:00 p.m. Eastern time on the Redemption Date. As a result of the settlement of the Public Warrants, the Company recorded a gain of $134.9 million on the revaluation of the warrant liability. The Company also recorded a gain of $2.1 million on the redemption of unexercised Public Warrants. These gains are recorded in “change in fair value of warrants and embedded derivative” in the condensed consolidated statements of operation for the year ended December 31, 2021. The Public Warrants have been delisted from the NYSE, and there are no Public Warrants outstanding.
Warrants Issued for Services
On April 7, 2021, the Company entered into a strategic relationship with an existing shareholder not deemed to be a related party to jointly explore, on a non-exclusive basis possible business opportunities to advance projects in the United States, the United Kingdom, Europe and Asia. As consideration for the strategic relationship, upon closing of the Merger, the Company issued warrants to purchase 350,000 shares of the Company’s common stock at an exercise price of $0.01 per share. These warrants were deemed to have been fully earned as of the grant date. The warrants were valued at fair market value as of the grant date totaling $9.2 million and recorded to general and administrative expense in the Company’s statement of operations. In May 2021, all of these warrants were exercised for shares of the Company’s common stock.
12.COMMON STOCK
As of March 31, 2022, the Company had reserved shares of common stock for issuance as follows:

March 31, 2022
Shares reserved for warrants	23,673
Options issued and outstanding	9,218,431
RSUs issued and outstanding	5,967,768
Shares available for future issuance under equity incentive plan	15,556,388
Conversion of 2028 Convertible Notes	20,842,773
Total	51,609,033
As of March 31, 2022, the Company had 23,722,254 shares of common stock reserved for future issuance under the Stem Inc. 2021 Equity Incentive Plan (the “2021 Plan”). As of March 31, 2022, 2,193,492 stock options and 5,972,374 RSUs had been granted to employees under the 2021 Plan.
13.STOCK-BASED COMPENSATION
Under both the Stem, Inc. 2009 Equity Incentive Plan (the “2009 Plan”) and the 2021 Plan (together the “Plans”), the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and other awards that are settled in shares of the Company’s common stock. The Plans permit net settlement of vested awards, pursuant to which the award holder forfeits a portion of the vested award to satisfy the purchase price (in the case of stock options), the holder’s withholding tax obligation, if any, or both. When the holder net settles the tax obligation, the Company pays the amount of the withholding tax to the U.S. government in cash, which is accounted for as an adjustment to additional paid-in-capital. The Company does not intend to grant new awards under the 2009 Plan. At March 31, 2022, 7,109,200 stock options were outstanding under the 2009 Plan. In May 2021, the Company began issuing awards under the 2021 Plan, with 23,722,254 shares reserved thereunder.

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

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table summarizes the stock option activity for the period ended March 31, 2022:

	Number of Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Balances as of December 31, 2021	8,766,466	$6.01	7.1	$123,570
Options granted	1,117,857	9.33
Options exercised	(631,050)	2.17
Options forfeited	(34,842)	18.46
Balances as of March 31, 2022	9,218,431	$6.63	7.2	$58,068
Options vested and exercisable — March 31, 2022	5,866,395	$2.68	6.2	$49,144
The weighted-average grant date fair value of stock options granted to employees was $5.84 during the three months ended March 31, 2022. The intrinsic value of options exercised was $5.5 million and $30.2 million during the three months ended March 31, 2022 and 2021, respectively. During the three months ended March 31, 2022, the Company issued 216,711 shares of common stock from the net settlement of 422,594 stock options and shares granted. The Company paid $0.8 million in withholding taxes in connection with the net share settlement of these awards.
Restricted Stock Units
RSUs represent a right to receive one share of the Company’s common stock. This right is both non-transferable and forfeitable unless and until certain conditions are satisfied. RSUs generally, either vest 100% on the third anniversary of the award grant date, or vest 1/4 per year over a four-year period, subject to continued employment through each anniversary. During the year ended December 31, 2021, the Company granted RSUs, which vest 1/5 per year over approximately a seven-year period starting in April 2024. The fair value of restricted stock units is determined on the grant date and is amortized over the vesting period on a straight-line basis.

The following table summarizes the RSU activity for the period ended March 31, 2022:

	Number of RSUs Outstanding	Weighted-Average Grant Date Fair Value Per Share
Balances as of December 31, 2021	1,799,677	$36.0
RSUs granted	4,170,543	9.2
RSUs vested	—	—
RSUs forfeited	(2,452)	26.4
Balances as of March 31, 2022	5,967,768	$17.2

The fair value of all RSUs granted during the three months ended March 31, 2022 was $38.1 million.

Stock-Based Compensation
The following table summarizes stock-based compensation expense recorded in each component of operating expenses in the Company’s consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2022	2021
Sales and marketing	$824	$84
Research and development	1,307	155
General and administrative	4,134	521
Total stock-based compensation expense	$6,265	$760

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
As of March 31, 2022, the Company had approximately $25.3 million of remaining unrecognized stock-based compensation expense for stock options, which is expected to be recognized over a weighted average period of 3.3 years. As of March 31, 2022, the Company had approximately $89.7 million of remaining unrecognized stock-based compensation expense for RSUs, which is expected to be recognized over a weighted average period of 4.4 years. Research and development expenses of $0.5 million corresponding to internal-use software, were capitalized during the three months ended March 31, 2022.
14.NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2022	2021
Numerator - Basic:
Net loss attributable to common stockholders, basic and diluted	$(22,483)	$(82,553)

Denominator:
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	150,491,041	40,425,009

Net loss per share attributable to common stockholders, basic and diluted	$(0.15)	$(2.04)
The following potentially dilutive shares were not included in the calculation of diluted shares outstanding for the periods presented as the effect would have been anti-dilutive:

	March 31, 2022	March 31, 2021
Outstanding convertible promissory notes	—	10,861,947
Outstanding 2028 Convertible Notes	15,730,390	—
Outstanding stock options	9,218,431	9,673,112
Outstanding warrants	23,673	10,813,138
Outstanding RSUs	5,967,768	—
Total	30,940,262	31,348,197
15.INCOME TAXES
The following table reflects the Company's provision (benefit) for income taxes and the effective tax rates for the periods presented below (in thousands, except effective tax rate):

	Three Months Ended March 31,
	2022	2021
Loss before provision for (benefit from) income taxes	$(37,696)	$(82,553)
Provision for (benefit from) income taxes	$(15,213)	$—
Effective tax rate	40.4%	—%
For the three months ended March 31, 2022, the Company recognized a benefit from income taxes of $15.2 million, representing an effective tax rate of 40.4%, which was higher than the statutory federal tax rate. The benefit from income taxes was due to the partial release of the Company’s valuation allowance on U.S. deferred tax assets, in connection with deferred tax liabilities resulting from intangible assets recognized in the acquisition of AlsoEnergy.
16.COMMITMENTS AND CONTINGENCIES
Contingencies
The Company is party to various legal proceedings from time to time. A liability is accrued when a loss is both probable and can be reasonably estimated. Management believes that the probability of a material loss with respect to any currently

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
Commitments
On February 1, 2022, as part of the acquisition of AlsoEnergy, the Company recognized a $1.3 million operating lease liability and corresponding operating lease right-of-use (“ROU”) asset, which are included in the condensed consolidated balance sheet as of March 31, 2022. The operating lease liability and operating lease ROU asset correspond to 15,847 and 13,947 square feet of leased office, manufacturing, laboratory and warehouse space in Boulder, Colorado and Longmont, Colorado, respectively. As of the acquisition date, the remaining lease terms for Boulder and Longmont are for 34 and 35 months, respectively. These lease agreements contemplate options to extend the non-cancelable lease term, which have been determined not reasonably certain to be exercised. Combined base rent for these two locations is $39,725 per month with escalating payments.
17.SUBSEQUENT EVENTS
On April 29, 2020, the Company filed a lawsuit against one of its insurers alleging breach of contract. On May 2, 2022, the Company received settlement proceeds of $1.1 million net of legal costs and fees. The Company considers this event a gain contingency, which will be recorded in the condensed consolidated statements of operations in the second quarter of 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Note Regarding Forward-Looking Statements
This first-quarter 2022 Form 10-Q, as well as other statements we make, contains “forward-looking statements” within the meaning of the federal securities laws, which include any statements that are not historical facts. Such statements often contain words such as “expect,” “may,” “can,” “believe,” “predict,” “plan,” “potential,” “projected,” “projections,” “forecast,” “estimate,” “intend,” “anticipate,” “ambition,” “goal,” “target,” “think,” “should,” “could,” “would,” “will,” “hope” “see,” “likely,” and other similar words.
Forward-looking statements address matters that are, to varying degrees, uncertain, such as statements about our financial and performance targets and other forecasts or expectations regarding, or dependent on, our business outlook; the expected synergies of the combined Stem/AlsoEnergy company; our ability to successfully integrate the combined companies; our joint ventures, partnerships and other alliances; reduction of greenhouse gas (“GHG”) emissions; the integration and optimization of energy resources; our business strategies and those of our customers; the global commitment to decarbonization; our ability to retain or upgrade current customers, further penetrate existing markets or expand into new markets; our ability to manage our supply chains and distribution channels and the effects of natural disasters and other events beyond our control, such as the COVID-19 pandemic and variants thereof, and government and business responses thereto; the impact of the ongoing conflict in Ukraine; our ability to meet contracted customer demand; and future results of operations, including revenue and Adjusted EBITDA. Such forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements, including but not limited to our ability to achieve our financial and performance targets and other forecasts and expectations; our ability to help reduce GHG emissions; our ability to integrate and optimize energy resources; our ability to recognize the anticipated benefits of our recent acquisition of AlsoEnergy; challenges, disruptions and costs of integrating the combined company and achieving anticipated synergies, or such synergies taking longer to realize than expected; risks that the integration disrupts current plans and operations that may harm our business; uncertainty as to the effects of the transaction on our financial performance; our ability to grow and manage growth profitably; our ability to retain or upgrade current customers, further penetrate existing markets or expand into new markets; our ability to attract and retain qualified employees and key personnel; our ability to comply with, and the effect on their businesses of, evolving legal standards and regulations, particularly concerning data protection and consumer privacy and evolving labor standards; risks relating to the development and performance of our energy storage systems and software-enabled services; the risk that the global commitment to decarbonization may not materialize as we predict, or even if it does, that we might not be able to benefit therefrom; our ability to secure sufficient inventory from our suppliers to meet customer demand, and provide us with contracted quantities of equipment; general economic, geopolitical and business conditions in key regions of the world; the ongoing conflict in Ukraine; supply chain interruptions and manufacturing or delivery delays; disruptions in sales, production, service or other business activities; the risk that our business, financial condition and results of operations may be adversely affected by other political, economic, business and competitive factors; and other risks and uncertainties set forth in this Form 10-Q and our most recent Form 10-K and Forms 8-K filed with or furnished to the SEC. If one or more of these or other risks or uncertainties materializes (or the consequences of any such development changes), or should our underlying assumptions prove incorrect, actual outcomes may vary materially from those reflected in our forward-looking statements. Forward-looking and other statements in this Form 10-Q regarding our environmental, social and other sustainability plans and goals are not an indication that these statements are necessarily material to investors or required to be disclosed in our filings with the SEC. In addition, historical, current, and forward-looking environmental, social and sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. Statements in this Form 10-Q are made as of May 5, 2022, and Stem disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise.
You should read the following management’s discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included under Part I, Item 1 of this Quarterly Report on Form 10-Q. This discussion and analysis should also be read together with our audited consolidated financial statements and related notes, as well as the section entitled “Stem’s Management’s Discussion and Analysis of Financial Condition and Results or Operations” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. You should carefully read the sections entitled “Special Note Regarding Forward-Looking Statements” contained herein and the section entitled “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Throughout this section, unless otherwise noted “we,” “us,” “our” and the “Company” refer to Stem and its consolidated subsidiaries.
The Merger

On April 28, 2021, Star Peak Energy Transition Corp. (“STPK”), an entity listed on the New York Stock Exchange under the trade symbol “STPK”, acquired Stem, Inc. (“Legacy Stem”), by the merger of STPK Merger Sub Corp., a Delaware corporation and wholly-owned subsidiary of STPK (“Merger Sub”), with and into Legacy Stem, with Legacy Stem continuing as the surviving entity and a wholly-owned subsidiary of STPK (the “Merger”). The public company resulting from the Merger was renamed Stem, Inc., which we refer to as “Stem,” “we,” “us,” “our,” or the Company, and is listed on the New York Stock Exchange under the trade symbol “STEM.” Upon the consummation of the Merger, Stem received approximately $550.3 million, net of fees and expenses. See Note 1 — Business, of the Notes to the unaudited condensed consolidated financial statements in this report, for additional details regarding this transaction. For financial reporting purposes, Legacy Stem is treated as the accounting acquirer.
Acquisition of AlsoEnergy
On February 1, 2022, we acquired 100% of the issued and outstanding capital stock of AlsoEnergy. The transaction combines our storage optimization capabilities with AlsoEnergy’s solar asset performance monitoring and control software. Through AlsoEnergy, we provide end-to-end turnkey solutions that monitor and manage renewable energy systems through AlsoEnergy’s PowerTrack software. PowerTrack includes data acquisitions and monitoring, performance modelling, agency reporting, internal reports, work order tickets, and supervisory control and data acquisition (“SCADA”) controls. AlsoEnergy has deployed systems at various international locations, but its primary customer base is in the United States, Germany and Canada. The total consideration for the AlsoEnergy acquisition was $653.0 million, comprised of $544.1 million paid in cash, and $108.9 million in the form of 8,621,006 shares of our common stock. We incurred $6.1 million of transaction costs related to the acquisition of AlsoEnergy, which were recorded in general and administrative expense during the three months ended March 31, 2022. See Note 6 — Business Combinations, of the Notes to the unaudited condensed consolidated financial statements in this report, for additional details regarding this transaction.
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
Since our inception in 2009, we have engaged in developing and marketing Athena’s software enabled services, raising capital, and recruiting personnel. We have incurred net operating losses and negative cash flows from operations each year since our inception. We have financed our operations primarily through proceeds received from the Merger, the issuance of convertible preferred stock, convertible senior notes, debt financing, and cash flows from customers. Our total revenue grew from $15.4 million for the three months ended March 31, 2021 to $41.1 million for the three months ended March 31, 2022. For the three months ended March 31, 2022 and 2021, we incurred net losses of $22.5 million and $82.6 million, respectively. As of March 31, 2022, we had an accumulated deficit of $530.5 million.

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
Our industry is currently facing shortages and shipping delays affecting the supply of inverters, enclosures, battery modules and associated component parts for inverters and battery energy storage systems available for purchase. These shortages and delays can be attributed in part to the COVID-19 pandemic and resulting government action, as well as broader macroeconomic conditions that may persist once the immediate effects of the COVID-19 pandemic have subsided, and have been exacerbated by the ongoing conflict between Russia and Ukraine. While we believe that a majority of our suppliers have secured sufficient supply to permit them to continue delivery and installations through the end of 2022, if these shortages and delays persist into 2023, they could adversely affect the timing of when battery energy storage systems can be delivered and installed, and when (or if) we can begin to generate revenue from those systems. We cannot predict the full effects the COVID-19 pandemic will have on our business, cash flows, liquidity, financial condition and results of operations at this time due to numerous uncertainties. We will continue to monitor developments affecting our workforce, our suppliers, our customers and our business operations generally, and will take actions we determine are necessary in order to mitigate these impacts as much as possible.
Non-GAAP Financial Measures
In addition to financial results determined in accordance with U.S. generally accepted accounting principles, or GAAP, we use Adjusted EBITDA and non-GAAP gross margin, which are non-GAAP financial measures, for financial and operational decision making and as a means to evaluate our operating performance and prospects, develop internal budgets and financial goals, and to facilitate period-to-period comparisons. Our management believes that these non-GAAP financial measures provide meaningful supplemental information regarding our performance and liquidity by excluding certain expenses and expenditures that may not be indicative of our operating performance, such as stock-based compensation and other non-cash charges, as well as discrete cash charges that are infrequent in nature. We believe that both management and investors benefit from referring to these non-GAAP financial measures in assessing our performance and when planning, forecasting, and analyzing future periods. These non-GAAP financial measures also facilitate management’s internal comparisons to our historical performance and liquidity as well as comparisons to our competitors’ operating results. We believe these non-GAAP financial measures are useful to investors both because they (1) allow for greater transparency with respect to key metrics used by management in their financial and operational decision making and (2) are used by our institutional investors and the analyst community to help them analyze the health of our business. Adjusted EBITDA and non-GAAP gross margin should be considered in addition to, not as a substitute for, or superior to, other measures of financial performance prepared in accordance with GAAP.
Non-GAAP gross margin
We define non-GAAP gross margin as gross margin excluding amortization of capitalized software and impairments related to decommissioning of end-of-life systems.
The following table provides a reconciliation of gross margin (GAAP) to non-GAAP gross margin ($ in millions, except for percentages):

	Three Months Ended March 31,
	2022	2021
Revenue	$41.1	$15.4
Cost of revenue	(37.4)	(15.5)
GAAP Gross Margin	3.6	(0.1)
GAAP Gross Margin (%)	9%	(1)%

Adjustments to Gross Margin:
Amortization of Capitalized Software & Developed Technology	2.0	1.2
Impairments	0.8	0.9
Non-GAAP Gross Margin	$6.4	$2.0
Non-GAAP Gross Margin (%)	16%	13%
Historically, management included a separate “Other Adjustments” caption in the table above as part of the adjustments to gross margin. Other Adjustments consisted of certain operating expenses including communication and cloud service expenditures reclassified to cost of revenue. Other Adjustments are no longer in the calculation of Non-GAAP Gross Margin and Non-GAAP Gross Margin %.
Adjusted EBITDA
We calculate Adjusted EBITDA as net loss before depreciation and amortization, including amortization of internally developed software, net interest expense, further adjusted to exclude stock-based compensation and other income and expense items, including transaction and acquisition related charges, the change in fair value of warrants and embedded derivatives, and income tax provision or benefit. The expenses and other items that we exclude in our calculation of Adjusted EBITDA may differ from the expenses and other items, if any, that other companies may exclude when calculating Adjusted EBITDA.

The following table provides a reconciliation of Adjusted EBITDA to net loss:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net loss	$(22,483)	$(82,553)
Adjusted to exclude the following:
Depreciation and amortization (1)	8,896	6,012
Interest expense	3,218	6,233
Stock-based compensation	6,265	760
Change in fair value of warrants and embedded derivative	—	66,397
Transaction costs in connection with business combination	6,068	—
Litigation settlement	400	—
Income tax benefit	(15,213)	—
Adjusted EBITDA	$(12,849)	$(3,151)
(1) Adjusted EBITDA for the three months ended March 31, 2022, reflects adjustments to depreciation and amortization of approximately $0.9 million for expenses related to impairments, decommissioning and forfeited incentives that were not previously reflected in reported Adjusted EBITDA amounts.
Financial Results and Key Metrics
The following table presents our financial results and our key metrics (in millions unless otherwise noted):

	Three Months Ended March 31,
	2022	2021
	(in millions)
Key Financial Metrics
Revenue	$41.1	$15.4
GAAP Gross Margin	$3.6	$(0.1)
GAAP Gross Margin (%)	9%	(1)%
Non-GAAP Gross Margin	$6.4	$2.0
Non-GAAP Gross Margin (%)	16%	13%
Net loss	$(22.5)	$(82.6)
Adjusted EBITDA	$(12.8)	$(3.2)

Key Operating Metrics
12-Month Pipeline (in billions)* (1)	$5.2	$1.4
Bookings (2)	$150.8	$50.8
Contracted Backlog* (3)	$565.1	$221.0
Contracted Storage AUM (in GWh)* (4)	1.8	1.1
Solar Monitoring AUM (in GW)* (5)	32.4	**
CARR* (6)	$51.5	**
* at period end
** not available
(1) As described below.
(2) As described below.
(3) Total value of bookings in dollars, as reflected on a specific date. Backlog increases as new contracts are executed (bookings) and decreases as integrated storage systems are delivered and recognized as revenue.

(4) Total GWh of systems in operation or under contract.
(5) Total GW of systems in operation or under contract.
(6) Contracted Annual Recurring Revenue (CARR): Annual run rate for all executed software services contracts including contracts signed in the period for systems that are not yet commissioned or operating.

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
For partnership sales, bookings are the sum of the expected consideration to be received from the transfer of hardware and energy optimization services (excluding any potential revenues from market participation). For partnership sales, even though we have secured an executed contract with estimated timing of project delivery and installation from the customer, we do not consider it a contract in accordance with FASB ASU 2014-09 Topic 606, Revenue from Contracts with Customers (“ASC 606”), or a remaining performance obligation, until the customer has placed a binding purchase order. A signed customer contract is considered a booking as this indicates the customer has agreed to place a purchase order in the foreseeable future, which typically occurs within three (3) months of contract execution. However, executed customer contracts, without binding purchase orders, are cancellable without penalty by either party.
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
The accounting policy and timing of revenue recognition for host customer contracts and partnership arrangements that qualify as contracts with customers under ASC 606, are described within Note 2 — Summary of Significant Accounting Policies, described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
The following discussion and analysis of our results of operations and our liquidity and capital resources includes the results of operations for AlsoEnergy for the period from February 1, 2022 through March 31, 2022. For additional information, including pro forma results of operations for the three months ended March 31, 2022 and 2021 calculated as if AlsoEnergy had been acquired as of January 1, 2021, see Note 6 — Business Combinations, of the Notes to the unaudited condensed consolidated financial statements in this report.
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
Operating Expenses
Sales and Marketing
Sales and marketing expense consists of payroll and other related personnel costs, including salaries, stock-based compensation, employee benefits, and travel for our sales and marketing personnel. In addition, sales and marketing expense includes trade show costs, amortization of intangibles and other expenses. We expect our selling and marketing expense to increase in future periods to support the overall growth in our business.
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
Other Expenses, Net
Other expenses, net consists primarily of income from equity investments and foreign exchange gains or losses.

Results of Operations for the Three Months Ended March 31, 2022 and 2021

	Three Months Ended March 31,		$ Change	% Change
	2022	2021
	(In thousands, except percentages)
Revenue
Service revenue	$9,965	$4,881	$5,084	104%
Hardware revenue	31,123	10,539	20,584	195%
Total revenue	41,088	15,420	25,668	166%
Cost of revenue
Cost of service revenue	8,633	6,905	1,728	25%
Cost of hardware revenue	28,811	8,632	20,179	234%
Total cost of revenue	37,444	15,537	21,907	141%
Gross margin	3,644	(117)	3,761	3,215%
Operating expenses:
Sales and marketing	9,142	2,667	6,475	243%
Research and development	8,943	4,407	4,536	103%
General and administrative	20,512	2,692	17,820	662%
Total operating expenses	38,597	9,766	28,831	295%
Loss from operations	(34,953)	(9,883)	(25,070)	254%
Other income (expense), net:
Interest expense	(3,218)	(6,233)	3,015	(48)%
Change in fair value of warrants and embedded derivative	—	(66,397)	66,397	(100)%
Other expenses, net	475	(40)	515	(1,288)%
Total other expense, net	(2,743)	(72,670)	69,927	(96)%
Loss before income taxes	(37,696)	(82,553)	44,857	(54)%
Income tax benefit	15,213	—	15,213	100%
Net loss	$(22,483)	$(82,553)	$60,070	(73)%

Revenue
Revenue increased by $25.7 million, or 166%, for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. The increase was primarily driven by a $20.6 million increase in hardware revenue primarily due to increase in demand for systems related to both FTM and BTM partnership agreements. Services revenue increased by $5.1 million primarily due to the inclusion of AlsoEnergy’s revenue in the current period.
Cost of Revenue
Cost of revenue increased by $21.9 million, or 141%, for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. The increase was primarily driven by an increase of cost of hardware revenue of $20.2 million, inclusive of AlsoEnergy, which is in line with the increase in demand for systems, as well as an increase of $1.7 million in cost of service revenue, primarily related to AlsoEnergy.
Operating Expenses
Sales and Marketing
Sales and marketing expense increased by $6.5 million, or 243%, for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. The increase was primarily due to an increase of $2.8 million in amortization expense including new acquired intangible assets as a result of the acquisition of AlsoEnergy, an increase of $2.2 million in personnel related expenses as a result of higher headcount, an increase of $0.7 million in stock-based compensation expense primarily due to grants of stock options and RSUs to employees, an increase of $0.5 million in software and subscription related expenses, and an increase of $0.3 million in professional services.
Research and Development
Research and development expense increased by $4.5 million, or 103%, for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. The increase was primarily due to an increase of $2.9 million in personnel related expenses as a result of higher headcount, including new AlsoEnergy employees, an increase of $1.7 million in stock-based compensation expense primarily due to grants of stock options and RSUs to employees, an increase of $0.3 million in professional services, and an increase of $0.1 million in third-party software and technologies related expenses. The increase was partially offset by an increase of $0.5 million in capitalized software development costs, which are deducted from research and development expenses.
General and Administrative
General and administrative expense increased by $17.8 million, or 662%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily driven by $6.1 million of transaction costs in connection with the acquisition of AlsoEnergy, an increase of $3.6 million in stock-based compensation expense primarily due to grants of stock options and RSUs to employees, an increase of $2.8 million in personnel related expenses as a result of higher headcount, including AlsoEnergy employees, an increase of $2.1 million in professional and legal fees, and an increase of $3.2 million in insurance and other expenses.

Other Income (Expense), Net
Interest Expense
Interest expense decreased by $3.0 million, or 48%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The decrease was primarily driven by the repayment of loans and the conversion of convertible notes in relation to the Merger for $4.5 million, partially offset by the recognition of $1.1 million of interest expense corresponding to the 0.50% Green Convertible Senior Notes due 2028 (the “2028 Convertible Notes”) issued in November 2021.
Change in Fair Value of Warrants and Embedded Derivative
The change in fair value of warrants and embedded derivative reflected no activity in the three months ended March 31, 2022 (as no warrants and embedded derivatives were outstanding), compared to a $66.4 million loss in the three months ended March 31, 2021. The $66.4 million expense in the three months ended March 31, 2021 resulted from a revaluation loss of the Series A, D and D’ warrants and embedded derivative.
Other Expenses, Net
Other expenses, net decreased by $0.5 million, or 1,288%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily as a result of additional interest income from our investments.
Income Tax Benefit
During the three months ended March 31, 2022, we recorded $15.2 million of tax benefit, as a result of the partial release of our deferred tax asset valuation allowance, in connection with deferred tax liabilities resulting from intangible assets recognized in the acquisition of AlsoEnergy.
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
As of March 31, 2022, our principal source of liquidity is cash generated from financing activities. Cash generated from financing activities through December 31, 2021 primarily includes proceeds from the Merger and PIPE financing that provided us with approximately $550.3 million, net of fees and expenses, sales of convertible preferred stock, proceeds from convertible notes, including the 2028 Convertible Notes that provided us net proceeds of $445.7 million, proceeds from our various borrowings, and the exercise of Public Warrants, which provided $145.3 million of cash. In connection with the Merger, the convertible notes and related accrued interest converted to equity and we paid in full all other outstanding debt except the 2021 Credit Agreement described below. On February 1, 2022, we completed the acquisition of 100% of the issued and outstanding capital stock of AlsoEnergy for an aggregate purchase price of $653.0 million, including $544.1 million in cash and $108.9 million in common stock. We believe that our cash position is sufficient to meet our capital and liquidity requirements for at least the next 12 months from the date of issuance of this Form 10-Q.
Our business prospects are subject to risks, expenses and uncertainties frequently encountered by companies in the early stages of commercial operations. The attainment of profitable operations is dependent upon future events, including obtaining adequate financing to complete our development activities, obtaining adequate supplier relationships, building our customer base, successfully executing our business and marketing strategy and hiring appropriate personnel. Failure to generate sufficient revenues, achieve planned gross margins and operating profitability, control operating costs, or secure additional funding may require us to modify, delay, or abandon some of our planned future expansion or development, or to otherwise enact operating cost reductions available to management, which could have a material adverse effect on our business, operating results, financial condition.
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
Our long-term liquidity requirements are linked primarily to the continued extension of the Athena and PowerTrack platforms and the use of our balance sheet to improve the terms and conditions associated with the purchase of energy storage systems from our hardware vendors. While we have plans to potentially expand our geographical footprint beyond our current partnerships and enter into joint ventures, those are not required initiatives to achieve our plan.
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
The total financing obligation as of March 31, 2022 was $84.6 million, of which $14.2 million was classified as a current liability.
Notes Payable
2021 Credit Agreement
In January 2021, we entered into a non-recourse credit agreement to provide a total of $2.7 million towards the financing of certain energy storage systems that we own and operate. The credit agreement has a stated interest of 5.45% and a maturity date of June 2031. We received an advance under the credit agreement of $1.8 million in January 2021. The repayment of advances received under this credit agreement is determined by the lender based on the proceeds generated by us through the operation of the underlying energy storage systems. As of March 31, 2022, there were $1.9 million of outstanding borrowings under this credit facility.
2028 Green Convertible Senior Notes
On November 22, 2021, we sold to Morgan Stanley & Co. LLC, Goldman Sachs & Co. LLC and Barclays Capital Inc, as initial purchasers (the “Initial Purchasers”), and the Initial Purchasers purchased from us, $460 million aggregate principal amount of our 2028 Convertible Notes, pursuant to a purchase agreement dated as of November 17, 2021, by and between us and the Initial Purchasers. The 2028 Convertible Notes will accrue interest payable semi-annually in arrears and will mature on December 1, 2028, unless earlier repurchased, redeemed or converted in accordance with their terms prior to such date. Upon conversion, we may choose to pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock. The 2028 Convertible Notes are redeemable for cash at our option at any time given certain conditions. Refer to Note 10 — Convertible Promissory Notes, of the Notes to the unaudited condensed consolidated financial statements in this report, for additional details regarding this transaction.
On November 17, 2021, in connection with the pricing of the 2028 Convertible Notes, and on November 19, 2021, in connection with the exercise in full by the Initial Purchasers of their option to purchase additional Notes, we entered into capped call transactions with certain of the Initial Purchasers of the 2028 Convertible Notes to minimize the potential dilution to our common stockholders upon conversion of the 2028 Convertible Notes. Our net proceeds from this offering were approximately $445.7 million, after deducting the Initial Purchasers’ discounts and commissions and the estimated offering expenses payable by us. We used approximately $66.7 million of the net proceeds to pay the cost of the capped call transactions described above. We intend to allocate an amount equivalent to the net proceeds from this offering to finance or refinance, in whole or in part, existing or new eligible green expenditures of Stem, including investments related to creating a more resilient clean energy system, optimized software capabilities for energy systems, and reducing waste through operations.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(26,005)	$(1,827)
Net cash used in investing activities	(542,928)	(2,763)
Net cash provided by (used in) financing activities	(4,287)	7,093
Effect of exchange rate changes on cash and cash equivalents	(23)	428
Net increase (decrease) in cash and cash equivalents	$(573,243)	$2,931
Operating Activities
During the three months ended March 31, 2022, net cash used in operating activities was $26.0 million, primarily resulting from our operating loss of $22.5 million, adjusted for non-cash charges of $1.4 million and net cash outflow of $4.9 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of income tax benefit of $15.3 million, depreciation and amortization of $8.7 million, non-cash interest expense of $0.5 million, related to debt issuance costs, stock-based compensation expense of $6.3 million, impairment of energy storage systems of $0.2 million, noncash lease expense of $0.5 million, and net amortization of premium on investments of $0.3 million. The net cash outflow from changes in operating assets and liabilities was primarily driven by an increase in accounts receivable of $3.4 million, an increase in other assets of $32.3 million, an increase in inventory of $46.6 million, and an increase in contract origination costs of $1.7 million, partially offset by an increase in accounts payable and accrued expenses of $61.8 million and an increase in deferred revenue of $17.7 million.
During the three months ended March 31, 2021, net cash used in operating activities was $1.8 million, primarily resulting from our operating loss of $82.6 million, adjusted by non-cash charges of $77.0 million and net cash inflow of $3.8 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization of $5.1 million, non-cash interest expense of $3.9 million, which includes interest expenses associated with debt issuance costs, stock-based compensation expense of $0.8 million, and change in the fair value of warrant liability and embedded derivative of $66.4 million. The net cash inflow from changes in operating assets and liabilities was primarily driven by an increase in deferred revenue of $3.0 million, an increase in accounts payable and accrued expenses of $8.6 million, partially offset by an increase in other assets of $4.7 million, an increase in inventory of $1.5 million, an increase in accounts receivable of $1.0 million, an increase in contract origination costs of $0.8 million, and a decrease in lease liabilities of $0.2 million.
Investing Activities
During the three months ended March 31, 2022, net cash used for investing activities was $542.9 million, primarily consisting of $532.8 million net cash acquired for our acquisition of AlsoEnergy, $5.2 million in net purchases of available-for-sale investments, $0.1 million in purchases of energy systems, $1.2 million in purchases of property plant and equipment, and $3.5 million in capital expenditures on internally-developed software.
During the three months ended March 31, 2021, net cash used for investing activities was $2.8 million, consisting of $1.5 million in purchase of energy systems and $1.2 million in capital expenditures on internally-developed software.
Financing Activities

During the three months ended March 31, 2022, net cash used in financing activities was $4.3 million, primarily from proceeds from financing obligations of $0.3 million, partially offset by repayment of financing obligations of $4.2 million.
During the three months ended March 31, 2021, net cash provided by financing activities was $7.1 million, primarily resulting from net proceeds from issuance of notes payable of $3.9 million, proceeds from financing obligations of $2.7 million, and net proceeds from issuance of convertible notes of $1.1 million, partially offset by repayment of notes payable of $0.2 million and repayment of financing obligations of $3.4 million.

Contractual Obligations and Commitments
As of March 31, 2022, there have been no material changes to our contractual obligations described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Off-Balance Sheet Arrangements
We are not a party to any off-balance sheet arrangements, including guarantee contracts, retained or contingent interests, or unconsolidated variable interest entities that either have, or are reasonably likely to have, a current or future material adverse effect on our unaudited condensed consolidated financial statements.
Critical Accounting Policies and Estimates
A summary of our critical accounting policies and estimates is presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Recent Accounting Pronouncements
Information with respect to recent accounting pronouncements may be found in Note 2 — Summary of Significant Accounting Policies, of the Notes to the unaudited condensed consolidated financial statements in this report, which information is incorporated herein by reference.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For quantitative and qualitative disclosures about market risk affecting Stem, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Our exposure to market risk has not changed materially since December 31, 2021.
ITEM 4. CONTROLS AND PROCEDURES
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
Based on management’s evaluation (under the supervision and with the participation of our CEO and our CFO) as of March 31, 2022, of the effectiveness of the design and operation of our Disclosure Controls, our CEO and CFO have concluded that, as of the end of the period covered by this Report, our Disclosure Controls were not effective as of March 31, 2022 due to material weaknesses identified in our internal control over financial reporting as disclosed below.
Material Weakness in Internal Control over Financial Reporting
During the course of preparing our financial statements as of and for the year ended December 31, 2021, management identified certain deficiencies in our internal controls over financial reporting that management believes to be material weaknesses. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

Specifically, the material weaknesses identified related to (i) accounting for energy storage systems, deferred cost of goods sold and inventory, (ii) ineffective internal controls over review of the Company’s unaudited condensed consolidated financial statements and related disclosures, (iii) a lack of formality in our internal control activities, especially related to management review-type controls, and (iv) ineffective internal controls over the review of certain revenue recognition calculations. With respect to energy storage systems, inventory and deferred cost of goods sold, we did not properly track inflows and outflows, including the valuation of energy storage systems, due in part to the systems that the Company used to track and value energy storage systems and inventory. With respect to a lack of formality in our control activities, we did not sufficiently establish formal policies and procedures to design effective controls, establish responsibilities to execute these policies and procedures and hold individuals accountable for performance of these responsibilities, including over review over revenue recognition calculations. We had multiple control deficiencies aggregating to a material weakness over ineffective control activities.
Remediation Activities
Our management, with oversight of the Audit Committee of the Board, continues to devote significant time, attention and resources to remediating the aforementioned material weaknesses in its internal control over financing reporting, and believes that we have made significant progress to that end. The material weaknesses will be considered remediated when management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. As of March 31, 2022, the Company had taken, or initiated, as the case may be, the following steps intended to remediate the material weaknesses described above and strengthen its internal control over financial reporting that, as of March 31, 2022, had not yet been fully implemented or had not been in place for a sufficient period of time to demonstrate that they were having their desired effect:
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
•Establish a disclosure committee comprised of our CEO, CFO, Chief Legal Officer, Chief Accounting Officer and other senior finance/accounting/legal personnel to, among other things, review and, as necessary, help revise the Company’s controls and other procedures to ensure that information required by us to be disclosed is recorded, processed, summarized and reported accurately and on a timely basis.
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
Changes in Internal Control over Financial Reporting
Other than the remediation actions to address the existing material weaknesses as described above, there were no changes in our internal controls over financial reporting during the first quarter of 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Part II - Other Information
ITEM 1. LEGAL PROCEEDINGS
The information with respect to this Item 1 is set forth under Note 16 — Commitments and Contingencies, of the Notes to the unaudited condensed consolidated financial statements in this report.

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, except as set forth below. The risk factor set forth below updates, and should be read together with, the risk factors set forth in our Form 10-K.

Changes in the U.S. trade environment, including the imposition of import tariffs, could adversely affect the amount or timing of our revenues, results of operations or cash flows.
Escalating trade tensions, particularly between the United States and China, have led to increased tariffs and trade restrictions, including tariffs applicable to certain materials and components for products used in solar energy projects and the renewable energy market more broadly, such as module supply and availability. More specifically, in March 2018, the United States imposed a 25% tariff on steel imports and a 10% tariff on aluminum imports pursuant to Section 301 of the Trade Act of 1974 and has imposed additional tariffs on steel and aluminum imports pursuant to Section 232 of the Trade Expansion Act of 1962. To the extent we source products that contain overseas supplies of steel and aluminum, these tariffs could result in interruptions in the supply chain and negatively affect costs and our gross margins. Additionally, in January 2018, the United States adopted a tariff on imported solar modules and cells pursuant to Section 201 of the Trade Act of 1974. The tariff was initially set at 30%, with a gradual reduction over four years to 15%. While this tariff does not apply directly to the components we import, it may indirectly affect us by affecting the financial viability of solar energy projects, which could in turn reduce demand for our products. Furthermore, in July 2018, the United States adopted a 10% tariff on a long list of products imported from China under Section 301 of the Trade Act of 1974, including, inverters and power optimizers, which became effective on September 24, 2018. In June 2019, the Office of the U.S. Trade Representative increased the rate of such tariffs from 10% to 25%. While these tariffs are not directly applicable to our products, they could negatively affect the solar energy projects in which our products are used, which could lead to decreased demand for our products.
In addition, the United States currently imposes antidumping and countervailing duties on certain imported crystalline silicon PV cells and modules from China and Taiwan. Such antidumping and countervailing duties can change over time pursuant to annual reviews conducted by the U.S. Department of Commerce (“USDOC”), and an increase in duty rates could have an adverse impact on our operating results.
In February 2022, Auxin Solar Inc., a U.S. producer of crystalline silicon PV products, petitioned the USDOC to investigate alleged circumvention of antidumping and countervailing duties on Chinese imports by crystalline silicon PV cells and module imports assembled and completed in Cambodia, Malaysia, Thailand, and Vietnam. On March 28, 2022, the USDOC announced that it would investigate the circumvention alleged in the petition. The timing and progress of many of our customers’ projects depend upon the supply of PV cells and modules. As a result, if the USDOC makes negative circumvention determinations, it could adversely affect our business, financial condition and results of operations.
Tariffs, and the possibility of additional tariffs in the future, have created uncertainty in the industry. This has resulted in, and may continue to result in, some project delays. If the price of solar systems or energy storage systems in the United States increases, the use of these products could become less economically feasible and could reduce our gross margins or reduce the demand of such systems manufactured and sold, which in turn may decrease demand for our products. Additionally, existing or future tariffs may negatively affect key customers, suppliers, and manufacturing partners. Such outcomes could adversely affect the amount or timing of our revenues, results of operations or cash flows, and continuing uncertainty could cause sales volatility, price fluctuations or supply shortages, or cause our customers to advance or delay their purchase of our products. It is difficult to predict what further trade-related actions governments may take, which may include additional or increased tariffs and trade restrictions, and we may be unable to quickly and effectively react to such actions.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Except as previously disclosed in our Current Report on Form 8-K filed on February 2, 2022, no unregistered sales of our common stock were made during the three months ended March 31, 2022.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 5, 2022.

STEM, INC.

By:	/s/ William Bush
William Bush
Chief Financial Officer
(Principal Financial Officer)