Form 10-Q
period 2022-06-30
STEM, INC.
filed 2022-08-05
CIK 1758766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————————————
FORM 10-Q
—————————————————

☒	QUARTERLY QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Outstanding as of July 25, 2022
Common Stock, $0.0001 par value per share	154,227,627

STEM, INC.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2022

Part I. Financial Information
Item 1. Financial Statements (Unaudited)
STEM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021

ASSETS
Current assets:
Cash and cash equivalents	$151,003	$747,780
Short-term investments	183,890	173,008
Accounts receivable, net of allowances of $1,639 and $91 as of June 30, 2022 and December 31, 2021, respectively	95,855	61,701
Inventory, net	63,055	22,720
Other current assets (includes $58 and $213 due from related parties as of June 30, 2022 and December 31, 2021, respectively)	47,927	18,641
Total current assets	541,730	1,023,850
Energy storage systems, net	98,427	106,114
Contract origination costs, net	9,321	8,630
Goodwill	546,732	1,741
Intangible assets, net	164,796	13,966
Operating lease right-of-use assets	13,200	12,998
Other noncurrent assets	52,496	24,531
Total assets	$1,426,702	$1,191,830
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$113,180	$28,273
Accrued liabilities	33,057	25,993
Accrued payroll	10,132	7,453
Financing obligation, current portion	14,784	15,277
Deferred revenue, current portion	49,692	9,158
Other current liabilities (includes $354 and $306 due to related parties as of June 30, 2022 and December 31, 2021, respectively)	4,415	1,813
Total current liabilities	225,260	87,967
Deferred revenue, noncurrent	65,849	28,285
Asset retirement obligation	4,217	4,135
Notes payable, noncurrent	1,673	1,687
Convertible notes, noncurrent	446,914	316,542
Financing obligation, noncurrent	67,102	73,204
Lease liabilities, noncurrent	11,921	12,183
Other liabilities	339	—
Total liabilities	823,275	524,003
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 0 shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 154,226,275 and 144,671,624 issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	15	14
Additional paid-in capital	1,166,865	1,176,845
Accumulated other comprehensive (loss) income	(1,136)	20
Accumulated deficit	(562,529)	(509,052)
Total Stem's stockholders' equity	603,215	667,827
Non-controlling interests	212	—
Total stockholders’ equity	603,427	667,827
Total liabilities and stockholders’ equity	$1,426,702	$1,191,830
The accompanying notes are an integral part of these condensed consolidated financial statements.

STEM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Services revenue	$12,521	$5,153	$22,486	$10,035
Hardware revenue	54,426	14,184	85,549	24,723
Total revenue	66,947	19,337	108,035	34,758
Cost of revenue
Cost of service revenue	10,141	5,809	18,774	12,715
Cost of hardware revenue	49,018	13,655	77,829	22,286
Total cost of revenue	59,159	19,464	96,603	35,001
Gross margin	7,788	(127)	11,432	(243)
Operating expenses:
Sales and marketing	12,955	3,913	22,097	6,580
Research and development	8,963	4,827	17,906	9,234
General and administrative	15,693	15,014	36,205	17,706
Total operating expenses	37,611	23,754	76,208	33,520
Loss from operations	(29,823)	(23,881)	(64,776)	(33,763)
Other expense, net:
Interest expense	(2,691)	(3,929)	(5,909)	(10,162)
Loss on extinguishment of debt	—	(5,064)	—	(5,064)
Change in fair value of warrants and embedded derivative	—	(67,179)	—	(133,577)
Other income (expenses), net	484	(163)	959	(203)
Total other expense, net	(2,207)	(76,335)	(4,950)	(149,006)
Loss before income taxes	(32,030)	(100,216)	(69,726)	(182,769)
Income tax benefit	7	—	15,220	—
Net loss	(32,023)	(100,216)	(54,506)	(182,769)
Net loss attributed to non-controlling interests	(4)	—	(4)	—
Net loss attributable to Stem	$(32,019)	$(100,216)	$(54,502)	$(182,769)

Net loss per share attributable to Stem common stockholders, basic and diluted	$(0.21)	$(1.00)	$(0.36)	$(2.59)

Weighted-average shares used in computing net loss per share to Stem common stockholders, basic and diluted	154,125,061	100,611,965	152,318,090	70,684,750

The accompanying notes are an integral part of these condensed consolidated financial statements.

STEM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(32,023)	$(100,216)	$(54,506)	$(182,769)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(399)	—	(1,010)	—
Foreign currency translation adjustment	(118)	(602)	(146)	(351)
Other comprehensive loss	(32,540)	(100,818)	(55,662)	(183,120)
Less: Comprehensive loss attributable to non-controlling interests	(4)	—	(4)	—
Total comprehensive loss attributable to Stem	$(32,536)	$(100,818)	$(55,658)	$(183,120)
The accompanying notes are an integral part of these condensed consolidated financial statements.

STEM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 1, 2022	144,671,624	$14	$1,176,845	$20	$(509,052)	$—	$667,827
Cumulative-effect adjustment upon adoption of ASU 2020-06 (Note 10)	—	—	(130,979)	—	1,598	—	(129,381)
Cumulative-effect adjustment upon adoption of ASU 2016-13	—	—	—	—	(573)	—	(573)
Common stock issued upon business combination (Note 6)	8,621,006	1	108,882	—	—	—	108,883
Stock option exercises, net of statutory tax withholdings	425,167	—	(426)	—	—	—	(426)
Stock-based compensation	—	—	6,787	—	—	—	6,787
Unrealized loss on available-for-sale securities	—	—	—	(611)	—	—	(611)
Foreign currency translation adjustments	—	—	—	(28)	—	—	(28)
Acquisition of non-controlling interests	—	—	—	—	—	141	141
Net loss	—	—	—	—	(22,483)	—	(22,483)
Balance as of March 31, 2022	153,717,797	15	1,161,109	(619)	(530,510)	141	630,136
Stock option exercises, net of statutory tax withholdings	355,712	—	(1,415)	—	—	—	(1,415)
Issuance of common stock upon release of restricted stock units	131,665	—	—	—	—	—	—
Shares issued for exercise of warrants	21,101	—	150	—	—	—	150
Stock-based compensation	—	—	7,021	—	—	—	7,021
Unrealized loss on available-for-sale securities	—	—	—	(399)	—	—	(399)
Foreign currency translation adjustments	—	—	—	(118)	—	—	(118)
Acquisition of non-controlling interests	—	—	—	—	—	75	75
Net loss	—	—	—	—	(32,019)	(4)	(32,023)
Balance as of June 30, 2022	154,226,275	$15	$1,166,865	$(1,136)	$(562,529)	$212	$603,427

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-controlling Interests	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of January 1, 2021	40,202,785	$4	$230,620	$(192)	$(407,841)	$—	$(177,409)
Recognition of beneficial conversion feature related to convertible notes	—	—	1,126	—	—	—	1,126
Stock option exercises	1,392,494	—	2,750	—	—	—	2,750
Legacy warrant exercises	19,531	—	397	—	—	—	397
Stock-based compensation	—	—	784	—	—	—	784
Foreign currency translation adjustments	—	—	—	251	—	—	251
Net loss	—	—	—	—	(82,553)	—	(82,553)
Balance as of March 31, 2021	41,614,810	4	235,677	59	(490,394)	—	(254,654)
Merger and PIPE financing (Note 1)	70,428,326	7	247,011	—	—	—	247,018
Conversion of warrants into common stock upon Merger (Note 11)	2,759,970	—	60,568	—	—	—	60,568
Conversion of convertible notes into common stock upon Merger (Note 10)	10,921,548	1	77,747	—	—	—	77,748
Exchange of warrants into common stock (Note 11)	4,683,349	1	168,646	—	—	—	168,647
Issuance of common stock warrants for services (Note 11)	—	—	9,183	—	—	—	9,183
Stock option and stock warrant exercises	360,052	—	39	—	—	—	39
Stock-based compensation	—	—	1,047	—	—	—	1,047
Foreign currency translation adjustments	—	—	—	(602)	—	—	(602)
Net loss	—	—	—	—	(100,216)	—	(100,216)
Balance as of June 30, 2021	130,768,055	$13	$799,918	$(543)	$(590,610)	$—	$208,778
The accompanying notes are an integral part of these condensed consolidated financial statements.

STEM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2022	2021
OPERATING ACTIVITIES
Net loss	$(54,506)	$(182,769)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	20,887	10,315
Non-cash interest expense, including interest expenses associated with debt issuance costs	902	7,119
Stock-based compensation	12,732	1,784
Change in fair value of warrant liability and embedded derivative	—	133,577
Noncash lease expense	1,131	334
Impairment of energy storage systems	919	1,275
Issuance of warrants for services	—	9,183
Net (accretion of discount) amortization of premium on investments	410	—
Income tax benefit from release of valuation allowance	(15,100)	—
Provision for accounts receivable allowance	1,010	—
Other	88	112
Changes in operating assets and liabilities:
Accounts receivable	(26,123)	(4,219)
Inventory	(36,634)	(6,323)
Other assets	(52,134)	(16,924)
Contract origination costs	(3,625)	(1,650)
Accounts payable, accrued expenses and other current liabilities	89,598	3,292
Deferred revenue	28,471	3,294
Lease liabilities	(469)	(289)
Other liabilities	(187)	56
Net cash used in operating activities	(32,630)	(41,833)
INVESTING ACTIVITIES
Acquisition of AlsoEnergy, net of cash acquired	(533,009)	—
Purchase of available-for-sale investments	(98,922)	—
Sales and maturities of available-for-sale investments	86,623	—
Purchase of energy storage systems	(232)	(5,603)
Capital expenditures on internally-developed software	(8,085)	(2,693)
Purchase of property and equipment	(2,405)	(300)
Net cash used in investing activities	(556,030)	(8,596)
FINANCING ACTIVITIES
Proceeds from exercise of stock options and warrants	611	2,933
Payments for taxes related to net share settlement of stock options	(2,302)	—
Net contributions from Merger and PIPE financing, net of transaction costs of $58,061	—	550,322
Proceeds from financing obligations	311	4,929
Repayment of financing obligations	(6,817)	(4,609)
Proceeds from issuance of convertible notes, net of issuance costs of $0 and $8 for the six months ended June 30, 2022 and 2021, respectively	—	1,118
Proceeds from issuance of notes payable, net of issuance costs of $0 and $101 for the six months ended June 30, 2022 and 2021, respectively	—	3,940
Investment from non-controlling interests	216	—
Repayment of notes payable	—	(41,446)
Net cash (used in) provided by financing activities	(7,981)	517,187
Effect of exchange rate changes on cash and cash equivalents	(136)	438
Net (decrease) increase in cash and cash equivalents	(596,777)	467,196
Cash and cash equivalents, beginning of year	747,780	6,942
Cash and cash equivalents, end of period	$151,003	$474,138
The accompanying notes are an integral part of these condensed consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$3,407	$7,131
NON-CASH INVESTING AND FINANCING ACTIVITIES
Change in asset retirement costs and asset retirement obligation	$40	$71
Exchange of warrants for common stock	$—	$168,647
Conversion of warrants upon merger	$—	$60,568
Conversion of convertible notes upon merger	$—	$77,748
Conversion of accrued interest into outstanding note payable	$—	$337
Right-of-use asset obtained in exchange for lease liability	$—	$1,230
Settlement of warrant liability into preferred stock due to exercise	$—	$253
Stock-based compensation capitalized to internal-use software	$522	$47
The accompanying notes are an integral part of these condensed consolidated financial statements.

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.BUSINESS
Description of the Business
Stem, Inc., together with its consolidated subsidiaries (“Stem,” the “Company,” “we,” “us,” or “our”), maintains one of the largest digitally connected, intelligent renewable energy networks, providing customers (i) with an energy storage system, sourced from leading, global battery original equipment manufacturers (“OEMs”), that the Company delivers through its partners, including solar project developers and engineering, procurement, and construction firms, (ii) ongoing software-enabled services to operate the energy storage systems for up to 20 years, through its Athena® artificial intelligence (“AI”) platform (“Athena”), and (iii) solar asset performance monitoring and control, through its PowerTrack software. In addition, in all the markets where the Company operates its customers’ energy storage systems, the Company has agreements to use the Athena platform to participate in energy markets and to share the revenue from such market participation.
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
The Company’s PowerTrack platform provides a vertically-integrated solution that incorporates on-site power monitoring equipment that aggregates and communicates data to enable remote control of solar generation assets. PowerTrack provides direct access to individual site performance to measure and benchmark expected energy production, maximizing asset value for our customers.
From time to time, the Company, through an indirect wholly-owned development subsidiary (“DevCo”) formed in January 2022, will enter into strategic joint ventures (each a “DevCo JV”) with qualified third parties for the development of select renewable energy projects (“DevCo Projects”). In this structure, DevCo forms a new DevCo JV entity as the majority owner, with the developer as the minority owner. The purpose of the DevCo JV is to develop and sell DevCo Projects and secure Company hardware and software services for those projects. In DevCo Projects, the Company makes development capital contributions to fund project development. The Company will in some cases also elect to make cash advances to hardware suppliers to accelerate project construction timelines given long lead times to secure hardware. This business model is intended to allow the Company to opportunistically deploy its balance sheet by providing development capital to key partners in strategic markets and securing hardware upfront, in order to generate higher-margin software and services revenue via exclusive long-term services contracts under the DevCo Projects.
On February 1, 2022, the Company acquired all of the issued and outstanding capital stock of Also Energy Holdings, Inc. (“AlsoEnergy”), which has been consolidated since the date of acquisition. Through AlsoEnergy, the Company provides end-to-end turnkey solutions that monitor and manage renewable energy systems through AlsoEnergy’s PowerTrack software. PowerTrack includes data acquisitions and monitoring, performance modeling, agency reporting, internal reports, work order tickets, and supervisory control and data acquisition (“SCADA”) controls. AlsoEnergy has deployed systems at various international locations, but its primary customer base is in the United States, Germany and Canada. See Note 6 — Business Combinations.
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

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Liquidity
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of the Regulation S-X, assuming the Company will continue as a going concern. As of June 30, 2022, the Company had cash and cash equivalents of $151.0 million, short-term investments of $183.9 million, an accumulated deficit of $562.5 million and net working capital of $316.5 million, with $14.8 million of financing obligations coming due within the next 12 months. During the six months ended June 30, 2022, the Company incurred a net loss of $54.5 million and had negative cash flows from operating activities of $32.6 million. However, the net proceeds from the Merger of $550.3 million, the proceeds of $145.3 million from the exercise of Public Warrants (as described in Note 11 — Warrants), and the net proceeds of $445.7 million from the issuance of the Company’s 0.50% Green Convertible Senior Notes due 2028 (the “2028 Convertible Notes”) (as described in Note 10 — Convertible Promissory Notes) provided the Company with a significant amount of cash proceeds. As discussed in Note 6 — Business Combinations, the Company acquired 100% of the issued and outstanding capital stock of AlsoEnergy for an aggregate purchase price of $652.0 million, including $543.1 million in cash net of a working capital adjustment for an escrow recovery and $108.9 million in common stock. The Company believes that its cash position is sufficient to meet capital and liquidity requirements for at least the next 12 months after the date that the financial statements are available to be issued.
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
COVID-19
There has been a trend in many parts of the world of increasing availability and administration of vaccines against COVID-19, as well as an easing of restrictions on social, business, travel and government activities and functions. On the other hand, infection rates and regulations continue to fluctuate in various regions of the world, and there are ongoing global effects resulting from the pandemic, including challenges and increases in costs for logistics and supply chains, such as increased port congestion, intermittent supplier delays and labor shortages. Ongoing government and business responses to COVID-19, along with COVID-19 variants and the resurgence of related disruptions, could have a continued material adverse effect on economic and market conditions and trigger a period of continued global and U.S. economic slowdown.
The Company’s industry continues to face shortages and shipping delays affecting the supply of inverters, enclosures, battery modules and associated component parts for inverters and battery energy storage systems available for purchase. These shortages and delays can be attributed in part to the pandemic and resulting government action, as well as broader macroeconomic conditions that may persist once the immediate effects of the pandemic have subsided, and have been exacerbated by the ongoing conflict between Russia and Ukraine. While management believes that a majority of the Company’s suppliers have secured sufficient supply to permit them to continue delivery and installations through the end of 2022, if these shortages and delays persist into 2023, they could adversely affect the timing of when battery energy storage systems can be delivered and installed, and when (or if) the Company can begin to generate revenue from those systems. The Company cannot predict the full effects the pandemic will have on our business, cash flows, liquidity, financial condition and results of operations at this time due to numerous uncertainties. The Company will continue to monitor developments affecting its workforce, its suppliers, its customers and its business operations generally, and will take actions the Company determines are necessary in order to mitigate these.
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with GAAP for interim reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the condensed balance sheet at December 31, 2021 has been derived from the audited financial statements at that date, but certain notes or other information that are normally required by GAAP have been omitted if they substantially

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
duplicate the disclosures contained in the Company’s annual audited consolidated financial statements. In the opinion of Stem management, all normal and recurring adjustments considered necessary for a fair statement of the results for the interim period presented have been included in the accompanying unaudited financial statements. The unaudited condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and consolidated variable interest entities (“VIEs”). The Company presents non-controlling interests within the equity section of its condensed consolidated balance sheets, and the amount of consolidated net loss that is attributable to Stem and the non-controlling interest in its condensed consolidated statements of operations. All intercompany balances and transactions have been eliminated in consolidation. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2021. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2022 or for any other future interim period or year.

Variable Interest Entities
Beginning in January 2022, the Company formed DevCo JVs with the purpose of originating potential battery storage facility projects in the specific locations and conducting early-stage planning and development activities. The Company determined that the DevCo JVs are variable interest entities (“VIEs”) as they lack sufficient equity to finance their activities without additional financial support. The Company determined that it has both (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (2) the obligation to absorb losses or receive benefits from the VIE that could potentially be significant. Accordingly, the Company has determined that it is the primary beneficiary of the DevCo JVs, and as a result, the DevCo JVs’ operating results, assets and liabilities are consolidated by the Company.
The following table summarizes the carrying values of the assets and liabilities of the DevCo JVs that are consolidated by the Company (in thousands):

June 30, 2022
Assets
Cash and cash equivalents	$4,597
Fixed assets, net	1,353
Total assets	5,950
Liabilities
Accounts payable	143
Total liabilities	$143
For the six months ended June 30, 2022, the Company contributed approximately $5.6 million in capital investments for hardware purchases. The net loss from the DevCo JVs during the six months ended June 30, 2022 was not material.
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
Significant estimates and assumptions reflected in these unaudited condensed consolidated financial statements include, but are not limited to, depreciable life of energy systems; the amortization of acquired intangibles; the amortization of financing obligations; deferred commissions and contract fulfillment costs; the valuation of energy storage systems, internally developed software, and asset retirement obligations; and the fair value of equity instruments, equity-based instruments, warrant liabilities, embedded derivatives and net assets acquired in a business combination.
Segment Information
Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is the CODM. The CODM reviews financial

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, management has determined that the Company operates as one operating segment that is focused exclusively on innovative technology services that transform the way energy is distributed and consumed. The operations acquired as part of the acquisition of AlsoEnergy have been included in the Company’s operating segment. Net assets outside of the U.S. were less than 10% of total net assets as of June 30, 2022 and December 31, 2021.
Concentration of Credit Risk and Other Uncertainties
At times, the Company may be subject to a concentration of credit risk in relation to certain customers due to the purchase of large energy storage systems made by such customers. The Company routinely assesses the creditworthiness of its customers. The Company has not experienced any material losses related to receivables from individual customers, or groups of customers, during the six months ended June 30, 2022 and 2021. The Company does not require collateral. Due to these factors, no additional credit risk beyond amounts provided for credit losses is believed by management to be probable in the Company’s accounts receivable.
Significant Customers
A significant customer represents 10% or more of the Company’s total revenue or accounts receivable, net balance at each reporting date. For each significant customer, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable are as follows:

	Accounts Receivable		Revenue		Revenue
	June 30,	December 31,	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021	2022	2021
Customers:
Customer A	*	23%	*	*	*	*
Customer B	12%	15%	*	*	*	*
Customer C	*	13%	*	*	*	*
Customer D	47%	*	50%	*	46%	*
Customer E	*	*	15%	*	*	*
Customer F	*	*	*	27%	*	15%
Customer G	*	*	*	10%	*	*
Customer H	*	*	*	*	*	15%
Customer I	*	*	*	25%	*	14%
*Total less than 10% for the respective period.

There are inherent risks whenever a large percentage of total revenue is concentrated in a limited number of customers. Should a significant customer: terminate or fail to renew its contracts with us, in whole or in part, for any reason, or experience significant financial or operating difficulties, it could have a material adverse effect on our financial condition and results of operations. In general, a customer that makes up a significant portion of revenues in one period, may not make up a significant portion in subsequent periods. See “We depend on significant customers for a substantial portion of our revenue. If we fail to retain or expand our customer relationships or significant customers reduce their purchases, our revenue could decline significantly” in Part II, Item 1A. “Risk Factors” of this report for additional information about certain risks related to the concentration of our customers.

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

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
Financial assets and liabilities held by the Company measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 include cash and cash equivalents, short-term investments, and convertible promissory notes.
Recently Adopted Accounting Standards
The Company has adopted ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40), effective January 1, 2022 using the modified retrospective approach. ASU 2020-06 simplifies the accounting for convertible instruments. The guidance removes certain accounting models which separate conversion features from the host contract for convertible instruments. As a result of the adoption of ASU 2020-06, the 2028 Convertible Notes are no longer bifurcated into separate liability and equity components in the June 30, 2022 condensed consolidated balance sheet. Rather, the $460.0 million principal amount of the Company’s 2028 Convertible Notes was classified as a liability in the June 30, 2022 condensed consolidated balance sheet. Upon adoption of ASU 2020-06, an adjustment was recorded to the 2028 Convertible Notes liability component, equity component (additional paid-in-capital) and accumulated deficit. The cumulative effect of the change was recognized as an adjustment to the opening balance of accumulated deficit at the date of adoption. The comparative information has not been restated and continues to be presented according to accounting standards in effect for those periods. This adjustment was calculated based on the carrying amount of the 2028 Convertible Notes as if it had always been treated only as a liability. Further, an adjustment was recorded to the debt discount and issuance costs as if these had always been treated as a contra liability only. Interest expense related to the accretion of the 2028 Convertible Notes is no longer recognized. Interest expense for the 2028 Convertible Notes for the three and six months ended June 30, 2022 would have been $3.8 million and $7.5 million higher without the adoption of ASU 2020-06, respectively. As such, net loss attributable to the Company per common share for the three and six months ended June 30, 2022 is $0.02 and $0.05 lower due to the effect of adoption of ASU 2020-06, respectively.
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
3.REVENUE
Disaggregation of Revenue
The following table provides information on the disaggregation of revenue as recorded in the consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Hardware revenue	$54,426	$14,184	$85,549	$24,723
Services revenue	12,521	5,153	22,486	10,035
Total revenue	$66,947	$19,337	$108,035	$34,758
The table above includes AlsoEnergy’s hardware and services revenue of $6.9 million and $7.2 million, respectively, for the three months ended June 30, 2022 and $11.7 million and $12.0 million, respectively, for the six months ended June 30, 2022.
The following table summarizes reportable revenue by geographic regions determined based on the location of the customers (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2022	2022
United States	$64,202	$103,660
Rest of the world	2,745	4,375
Total revenue	$66,947	$108,035
Remaining Performance Obligations
Remaining performance obligations represent contracted revenue that has not been recognized, which include contract liabilities (deferred revenue) and amounts that will be billed and recognized as revenue in future periods. As of June 30, 2022, the Company had $363.8 million of remaining performance obligations, and the approximate percentages expected to be recognized as revenue in the future are as follows (in thousands, except percentages):

	Total Remaining Performance Obligations	Percent Expected to be Recognized as Revenue
		Less Than One Year	Two to Five Years	Greater Than Five Years
Service revenue	$258,080	18%	51%	31%
Hardware revenue	105,680	100%	—%	—%
Total revenue	$363,760

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Contract Balances
Deferred revenue primarily includes cash received in advance of revenue recognition related to energy optimization services and incentives. The following table presents the changes in the deferred revenue balance during the six months ended June 30, 2022 (in thousands):

Beginning balance as of January 1, 2022	$37,443
Deferred revenue acquired upon business combination	49,626
Upfront payments received from customers	85,598
Upfront or annual incentive payments received	3,868
Revenue recognized related to amounts that were included in beginning balance of deferred revenue	(4,488)
Revenue recognized related to amounts that were included in acquired balance of deferred revenue	(7,983)
Revenue recognized related to deferred revenue generated during the period	(48,523)
Ending balance as of June 30, 2022	$115,541
4.SHORT-TERM INVESTMENTS
The following tables summarize the estimated fair value of the Company’s short-term investments and the gross unrealized holding gains and losses as of June 30, 2022 and December 31, 2021 (in thousands):

	As of June 30, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Corporate debt securities	$35,366	$—	$(284)	$35,082
Commercial paper	19,985	—	(1)	19,984
U.S. government bonds	105,881	—	(861)	105,020
Certificate of deposits	10,849	—	—	10,849
Treasury bills	10,494	—	(11)	10,483
Agency bonds	2,500	—	(28)	2,472
Total short-term investments	$185,075	$—	$(1,185)	$183,890

	As of December 31, 2021
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Corporate debt securities	$42,174	$11	$(52)	$42,133
Commercial paper	20,743	—	—	20,743
U.S. government bonds	86,265	—	(135)	86,130
Certificate of deposits	21,501	6	—	21,507
Agency bonds	2,500	—	(5)	2,495
Total short-term investments	$173,183	$17	$(192)	$173,008

The following table presents the contractual maturities of the Company’s short-term investments as of June 30, 2022 (in thousands):

	As of June 30, 2022
	Amortized cost	Estimated Fair Value
Due within one year	$154,073	$153,152
Due between one to two years	31,002	30,738
Total	$185,075	$183,890

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

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
During the six months ended June 30, 2022, the Company did not record an allowance for credit losses, as management believes any such losses would be immaterial based on the high-grade credit rating for each of the short-term investments as of the end of each period.

5.FAIR VALUE MEASUREMENTS
Fair value accounting is applied for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. At June 30, 2022 and December 31, 2021, the carrying amount of accounts receivable, other current assets, accounts payable, and accrued and other current liabilities approximated their estimated fair value due to their relatively short maturities.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table provides the financial instruments measured at fair value (in thousands):

	June 30, 2022
	Level 1	Level 2	Level 3	Fair Value
Assets
Cash equivalents:
Money market fund	$1,847	$—	$—	$1,847
Commercial paper	—	9,229	—	9,229
Treasury bills	—	4,744	—	4,744
Total cash equivalents	1,847	13,973	—	15,820
Debt securities:
Corporate debt securities	—	35,082	—	35,082
Commercial paper	—	19,984	—	19,984
U.S. government bonds	—	105,020	—	105,020
Certificate of deposits	—	10,849	—	10,849
Treasury bills	—	10,483	—	10,483
Agency bonds	—	2,472	—	2,472
Total financial assets	$1,847	$197,863	$—	$199,710

	December 31, 2021
	Level 1	Level 2	Level 3	Fair Value
Assets
Cash equivalents:
Money market fund	$127,261	$—	$—	$127,261
Debt securities:
Corporate debt securities	—	42,133	—	42,133
Commercial paper	—	20,743	—	20,743
U.S. government bonds	—	86,130	—	86,130
Certificate of deposits	—	21,507	—	21,507
Other	—	2,495	—	2,495
Total financial assets	$127,261	$173,008	$—	$300,269
The Company’s money market funds are classified as Level 1 because they are valued using quoted market prices. The Company’s short-term investments consist of available-for-sale securities and are classified as Level 2 because their value is based on valuations using significant inputs derived from or corroborated by observable market data.

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Fair Value of Convertible Promissory Notes
The convertible notes are recorded at face value less unamortized debt issuance costs (see Note 10 — Convertible Promissory Notes for additional details) on the condensed consolidated balance sheet as of June 30, 2022. As of June 30, 2022, the estimated fair value of the convertible notes was $282.7 million based on Level 2 quoted bid prices of the convertible notes in an over-the-counter market on the last trading date of the reporting period.
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
The total consideration to acquire AlsoEnergy was $652.0 million, comprised of $543.1 million in cash, net of a working capital adjustment for an escrow recovery, and $108.9 million in the form of 8,621,006 shares of the Company’s common stock. The Company incurred $6.1 million of transaction costs related to the acquisition of AlsoEnergy, which were recorded in general and administrative expense during the six months ended June 30, 2022.
The following table summarizes the purchase price as a part of the acquisition of AlsoEnergy (in thousands):

Purchase Price
Cash consideration	$544,059
Equity consideration	108,883
Working capital adjustment	(915)
Total consideration	$652,027
The following table summarizes the fair values of assets acquired and liabilities assumed in the acquisition of AlsoEnergy at the date of acquisition (in thousands):

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Assets Acquired
Cash	$10,135
Accounts receivable	9,614
Other current assets	1,795
Inventory	3,701
Operating lease right-of-use assets	1,333
Separately identifiable intangible assets acquired other than goodwill	152,100
Other non-current assets	1,032
Total identifiable assets acquired	179,710
Liabilities Assumed
Accounts payable	1,985
Other current liabilities	1,596
Accrued payroll	2,533
Deferred revenue, current portion	17,486
Lease liabilities, current portion	431
Deferred revenue, noncurrent	32,140
Lease liabilities, noncurrent	902
Deferred tax liability	15,476
Other noncurrent liabilities	150
Total liabilities assumed	72,699
Total net identifiable assets acquired	107,011
Goodwill	545,016
Total consideration	$652,027

Based on the accounting guidance provided in ASC 805, the Company accounted for the acquisition of AlsoEnergy as a business combination in which the Company determined that AlsoEnergy was a business.
The Company's purchase price allocation for the acquisition of AlsoEnergy is preliminary and subject to revision as additional information about the fair value of the assets and liabilities becomes available. In the second quarter of 2022, a working capital adjustment was made that resulted in the decrease of goodwill of $0.9 million. The fair values assigned to tangible and intangible assets acquired, and liabilities assumed, are based on management’s estimates and assumptions and may be subject to change as additional information is received. Additional information that existed as of the closing date but not known at the time of this filing may become known to the Company during the remainder of the 12-month measurement period. The Company will continue to collect information and reevaluate these estimates and assumptions quarterly.
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
Trade names include the AlsoEnergy and PowerTrack trade names, which were measured at fair value using the relief-from-royalty method. Customer relationships represent the estimated fair values of the underlying relationship with AlsoEnergy customers measured using the multiple-period excess earnings method under the income approach. Backlog relates to subscriptions contracts that were measured at fair value using the multiple-period excess earnings method under the income approach. Developed technology represents the preliminary fair value of AlsoEnergy’s renewable energy platform that was

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
measured using the relief-from-royalty method of the income approach. The amortization expense for all acquired intangible assets will be recognized on a straight-line basis over their respective estimated useful lives.
Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired. The acquisition of AlsoEnergy resulted in the recognition of $545.0 million of goodwill. The Company believes that goodwill acquired primarily consists of expanded market and product opportunities, including acceleration of growth of renewable energy onto the power grid, expanded value for the Company’s customers to manage and optimize combined solar and energy storage systems through the vertical integration of software solutions, as well as access of the Company’s product offerings to international markets.
Goodwill created as a result of the acquisition of AlsoEnergy is not expected to be deductible for tax purposes. A net deferred tax liability of $15.5 million was established for the intangible assets acquired net of deferred tax assets, which primarily consists of net operating loss carryforwards and deferred revenue. Goodwill has been allocated to the Company’s single reporting unit.
The Company included the financial results of AlsoEnergy in its unaudited condensed consolidated financial statements from the acquisition date, which contributed revenue of $14.1 million and $23.7 million of revenue during the three and six months ended June 30, 2022, respectively, and net loss of $5.8 million and $9.3 million during the three and six months ended June 30, 2022, respectively.
Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information summarizes the combined results of operations for the Company and AlsoEnergy, as if the acquisition had occurred on January 1, 2021. The pro forma financial information is as follows (in thousands):

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total revenue	$66,947	$32,428	$111,871	$60,001
Net loss	$(32,023)	$(105,316)	$(62,411)	$(199,473)
The pro forma financial information for the periods presented above has been calculated after adjusting the results of AlsoEnergy to reflect the business combination accounting effects resulting from this acquisition, including the elimination of transaction costs incurred by the Company, amortization expense from acquired intangible assets, and settlement of stock option awards. The historical consolidated financial statements have been adjusted in the pro forma combined financial statements to give effect to pro forma events that are directly attributable to the business combination. The pro forma financial information is for informational purposes only, and is not indicative of either future results of operations, or results that may have been achieved had the acquisition been consummated as of the beginning of 2022 or 2021.
7.GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
Goodwill consists of the following (in thousands):

	June 30,	December 31,
	2022	2021
Goodwill	$547,556	$1,625
Recovery of escrow from AlsoEnergy acquisition	(915)	—
Effect of foreign currency translation	91	116
Total goodwill	$546,732	$1,741

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Intangible Assets, Net
Intangible assets, net, consists of the following (in thousands):

	June 30,	December 31,
	2022	2021
Developed technology	$30,600	$500
Trade name	11,300	—
Customer relationships	106,800	—
Backlog	3,900	—
Internally developed software	38,881	29,706
Intangible assets	191,481	30,206
Less: Accumulated amortization	(26,713)	(16,276)
Add: Currency translation adjustment	28	36
Total intangible assets, net	$164,796	$13,966
Amortization expense for intangible assets was $6.2 million and $1.3 million for the three months ended June 30, 2022 and 2021, respectively, and $10.4 million and $2.5 million for the six months ended June 30, 2022 and 2021, respectively.
8.ENERGY STORAGE SYSTEMS, NET
Energy Storage Systems, Net
Energy storage systems, net, consists of the following (in thousands):

	June 30,	December 31,
	2022	2021
Energy storage systems placed into service	$144,215	$143,592
Less: accumulated depreciation	(52,125)	(45,250)
Energy storage systems not yet placed into service	6,337	7,772
Total energy storage systems, net	$98,427	$106,114
Depreciation expense for energy storage systems was approximately $3.7 million and $3.6 million for the three months ended June 30, 2022 and 2021, respectively, and approximately $7.4 million and $7.3 million for the six months ended June 30, 2022 and 2021, respectively. Depreciation expense is recognized in cost of service revenue.
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

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
2021 Credit Agreement
In January 2021, a wholly owned Canadian subsidiary of the Company entered into a credit agreement to provide a total of $2.7 million towards the financing of certain energy storage systems. The credit agreement is structured on a non-recourse basis and the system will be operated by the Company. The credit agreement has a stated interest of 5.45% and a maturity date of June 2031. The Company received an advance under the credit agreement of $1.8 million in January 2021. The repayment of advances received under this credit agreement is determined by the lender based on the proceeds generated by the Company through the operation of the underlying energy storage systems. As of June 30, 2022, and December 31, 2021, the outstanding balance was $1.9 million. The Company was in compliance with all covenants contained in the 2021 Credit Agreement as of June 30, 2022.
The Company’s outstanding debt consisted of the following as of June 30, 2022 (in thousands):

June 30, 2022
Outstanding principal	$1,875
Unamortized discount	(202)
Carrying value of debt	$1,673
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
Upon adoption of ASU 2020-06, the Company allocated all of the debt discount to long-term debt. The debt discount is amortized to interest expense using the effective interest method, computed to be 0.9%, over the life of the 2028 Convertible Notes or approximately its seven-year term. The outstanding 2028 Convertible Notes balances as of June 30, 2022 are summarized in the following table (in thousands):

June 30, 2022
Long Term Debt
Outstanding principal	$460,000
Unamortized initial purchaser’s debt discount and debt issuance cost	(13,086)
Net carrying amount	$446,914

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents total interest expense recognized related to the 2028 Convertible Notes during the three and six months ended June 30, 2022 (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2022	2022
Cash interest expense
Contractual interest expense	$575	$1,150
Non-cash interest expense
Amortization of debt discount and debt issuance cost	496	991
Total interest expense	$1,071	$2,141
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
11.WARRANTS
Legacy Stem Warrants
Prior to the Merger, the Company had issued warrants to purchase shares of Legacy Stem’s preferred stock in conjunction with various debt financings. The Company has also issued warrants to purchase shares of Legacy Stem’s common stock. Upon effectiveness of the Merger, the Company had 50,207,439 warrants outstanding, of which substantially all were converted into 2,759,970 shares of common stock of Stem. Upon conversion of the warrants, the existing warrant liabilities were remeasured to fair value resulting in a gain on remeasurement of $100.9 million and a total warrant liability of $60.6 million, which was then reclassified to additional paid-in-capital. At June 30, 2022, there were 2,533 Legacy Stem Warrants outstanding. These instruments are exercisable into the Company’s common stock and are equity classified.
Public Warrants and Private Placement Warrants
As part of STPK’s initial public offering, under a Warrant Agreement dated as of August 20, 2020 (the “Warrant Agreement”) and, prior to the effectiveness of the Merger, STPK issued 12,786,168 warrants, each of which entitled the holder to purchase one share of common stock at an exercise price of $11.50 per share of common stock (the “Public Warrants”). Simultaneously with the closing of the initial public offering, STPK completed the private sale of 7,181,134 million warrants to STPK’s sponsor (the “Private Warrants”). Upon issuance, these warrants met the criteria for liability classification. Upon the effectiveness of the Merger, Stem assumed the outstanding Public Warrants and Private Warrants, which continued to meet the criteria for liability classification, resulting in assumed warrant liabilities of $185.9 million and $116.7 million, respectively, or a total warrant liability of $302.6 million. Such warrants were initially recorded at fair value and remeasured to fair value at each reporting period. The fair value of the Private Warrants was determined using the Black-Scholes method. Black-Scholes inputs used to value the warrants are based on information from purchase agreements and within valuation reports prepared by an independent third party for the Company. Inputs include exercise price, selection of guideline public companies, volatility, fair value of common stock, expected dividend rate and risk-free interest rate.
On June 25, 2021, the Company entered into an exchange agreement (the “Exchange Agreement”) with the holders of the 7,181,134 outstanding Private Placement Warrants, pursuant to which such holders received 4,683,349 shares of the Company’s

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
On August 20, 2021, the Company issued an irrevocable notice for redemption of all 12,786,129 of the Company’s outstanding public warrants at 5:00 p.m. Eastern time on September 20, 2021 (“Redemption Date”). Pursuant to the notice of redemption, holders exercised 12,638,723 Public Warrants for a purchase price of 11.50 per share, for proceeds to the Company of approximately $145.3 million. The Company redeemed all remaining outstanding Public Warrants that had not been exercised as of 5:00 p.m. Eastern time on the Redemption Date. As a result of the settlement of the Public Warrants, the Company recorded a gain of $134.9 million on the revaluation of the warrant liability. The Company also recorded a gain of $2.1 million on the redemption of unexercised Public Warrants. These gains are recorded in “change in fair value of warrants and embedded derivative” in the condensed consolidated statements of operation for the year ended December 31, 2021. The Public Warrants have been delisted from the NYSE, and there are no Public Warrants outstanding.
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
12.STOCK-BASED COMPENSATION
Equity Incentive Plans
Under both the Stem, Inc. 2009 Equity Incentive Plan (the “2009 Plan”) and the Stem, Inc. 2021 Equity Incentive Plan (the “2021 Plan,” and together with the 2009 Plan, the “Plans”), the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and other awards that are settled in shares of the Company’s common stock. The Plans permit net settlement of vested awards, pursuant to which the award holder forfeits a portion of the vested award to satisfy the purchase price (in the case of stock options), the holder’s withholding tax obligation, if any, or both. When the holder net settles the tax obligation, the Company pays the amount of the withholding tax to the U.S. government in cash, which is accounted for as an adjustment to additional paid-in-capital. The Company does not intend to grant new awards under the 2009 Plan. All shares that remain available for future grants are under the 2021 Plan.

Stock Options
The following table summarizes the stock option activity for the period ended June 30, 2022:

	Number of Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Balances as of December 31, 2021	8,766,466	$6.01	7.1	$123,562
Options granted	1,117,857	9.33
Options exercised	(1,274,046)	2.24
Options forfeited	(213,592)	14.44
Balances as of June 30, 2022	8,396,685	$6.81	7.0	$25,557
Options vested and exercisable — June 30, 2022	5,458,391	$3.36	6.0	$23,845
As of June 30, 2022, the Company had approximately $21.9 million of remaining unrecognized stock-based compensation expense for stock options, which is expected to be recognized over a weighted average period of 2.0 years.

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Restricted Stock Units
The following table summarizes the RSU activity for the period ended June 30, 2022:

	Number of RSUs Outstanding	Weighted-Average Grant Date Fair Value Per Share
Balances as of December 31, 2021	1,799,677	$36.01
RSUs granted	4,672,680	9.06
RSUs vested	(131,665)	35.81
RSUs forfeited	(318,840)	18.46
Balances as of June 30, 2022	6,021,852	$16.03

As of June 30, 2022, the Company had approximately $82.7 million of remaining unrecognized stock-based compensation expense for RSUs, which is expected to be recognized over a weighted average period of 2.7 years.

Stock-Based Compensation
The following table summarizes stock-based compensation expense recorded in each component of operating expenses in the Company’s consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Sales and marketing	$1,106	$168	$1,930	$252
Research and development	562	264	1,869	419
General and administrative	4,799	592	8,933	1,113
Total stock-based compensation expense	$6,467	$1,024	$12,732	$1,784
Research and development expenses of $0.6 million and $1.1 million corresponding to internal-use software, were capitalized during the three and six months ended June 30, 2022, respectively.
13.NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator - Basic:
Net loss attributable to Stem common stockholders, basic and diluted	$(32,019)	$(100,216)	$(54,502)	$(182,769)

Denominator:
Weighted-average number of shares outstanding used to compute net loss per share attributable to Stem common stockholders, basic and diluted	154,125,061	100,611,965	152,318,090	70,684,750

Net loss per share attributable to common stockholders, basic and diluted	$(0.21)	$(1.00)	$(0.36)	$(2.59)

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table shows total outstanding potentially dilutive shares excluded from the computation of diluted loss per share as their effect would have been anti-dilutive, as of June 30, 2022 and 2021:

	June 30, 2022	June 30, 2021
Outstanding convertible promissory notes	—	—
Outstanding 2028 Convertible Notes	15,730,390	—
Outstanding stock options	8,396,685	10,357,133
Outstanding warrants	2,533	12,809,802
Outstanding RSUs	6,021,852	—
Total	30,151,460	23,166,935
14.INCOME TAXES
The following table reflects the Company's benefit for income taxes and the effective tax rates for the periods presented below (in thousands, except effective tax rate):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Loss before benefit from income taxes	$(32,030)	$(100,216)	$(69,726)	$(182,769)
Benefit from income taxes	$7	$—	$15,220	$—
Effective tax rate	—%	—%	21.8%	—%
For the six months ended June 30, 2022, the Company recognized a benefit from income taxes of $15.2 million, representing an effective tax rate of 21.8%, which was higher than the statutory federal tax rate. The benefit from income taxes was mainly due to the partial release of the Company’s valuation allowance on U.S. deferred tax assets, in connection with deferred tax liabilities resulting from intangible assets recognized in the acquisition of AlsoEnergy.
15.COMMITMENTS AND CONTINGENCIES
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
Commitments
On February 1, 2022, as part of the acquisition of AlsoEnergy, the Company recognized a $1.3 million operating lease liability and corresponding operating lease right-of-use (“ROU”) asset, which are included in the condensed consolidated balance sheet as of June 30, 2022. The operating lease liability and operating lease ROU asset correspond to 15,847 and 13,947 square feet of leased office, manufacturing, laboratory and warehouse space in Boulder, Colorado and Longmont, Colorado, respectively. As of the acquisition date, the remaining lease terms for Boulder and Longmont are for 34 and 35 months, respectively. These lease agreements contemplate options to extend the non-cancelable lease term, which have been determined not reasonably certain to be exercised. Combined base rent for these two locations is $39,725 per month with escalating payments.
Legal Proceedings
On April 29, 2020, the Company filed a lawsuit against one of its insurers alleging breach of contract. On May 2, 2022, the Company received settlement proceeds of $1.1 million net of legal costs and fees, which was recorded within general and administrative expense in the condensed consolidated statements of operations for the three and six months ended June 30, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Note Regarding Forward-Looking Statements
This second quarter 2022 Form 10-Q, as well as other statements we make, contains “forward-looking statements” within the meaning of the federal securities laws, which include any statements that are not historical facts. Such statements often contain words such as “expect,” “may,” “can,” “believe,” “predict,” “plan,” “potential,” “projected,” “projections,” “forecast,” “estimate,” “intend,” “anticipate,” “ambition,” “goal,” “target,” “think,” “should,” “could,” “would,” “will,” “hope,” “see,” “likely,” and other similar words.
Forward-looking statements address matters that are, to varying degrees, uncertain, such as statements about our financial and performance targets and other forecasts or expectations regarding, or dependent on, our business outlook; the expected synergies of the combined Stem/AlsoEnergy company; our ability to successfully integrate the combined companies; our joint ventures, partnerships and other alliances; reduction of greenhouse gas (“GHG”) emissions; the integration and optimization of energy resources; our business strategies and those of our customers; the global commitment to decarbonization; our ability to retain or upgrade current customers, further penetrate existing markets or expand into new markets; our ability to manage our supply chains and distribution channels and the effects of natural disasters and other events beyond our control, such as the COVID-19 pandemic and variants thereof, and government and business responses thereto; the impact of the ongoing conflict in Ukraine; our ability to meet contracted customer demand; and future results of operations, including revenue and Adjusted EBITDA. Such forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements, including but not limited to our ability to achieve our financial and performance targets and other forecasts and expectations; our ability to help reduce GHG emissions; our ability to integrate and optimize energy resources; our ability to recognize the anticipated benefits of our recent acquisition of AlsoEnergy; challenges, disruptions and costs of integrating the combined company and achieving anticipated synergies, or such synergies taking longer to realize than expected; risks that the integration disrupts current plans and operations that may harm our business; uncertainty as to the effects of the transaction on our financial performance; our ability to grow and manage growth profitably; our ability to retain or upgrade current customers, further penetrate existing markets or expand into new markets; our ability to attract and retain qualified employees and key personnel; our ability to comply with, and the effect on their businesses of, evolving legal standards and regulations, particularly concerning data protection and consumer privacy and evolving labor standards; risks relating to the development and performance of our energy storage systems and software-enabled services; the risk that the global commitment to decarbonization may not materialize as we predict, or even if it does, that we might not be able to benefit therefrom; our ability to secure sufficient inventory from our suppliers to meet customer demand, and provide us with contracted quantities of equipment; general economic, geopolitical and business conditions in key regions of the world, including inflationary pressures, general economic slowdown or a recession, increasing interest rates, and changes in monetary policy; the ongoing conflict in Ukraine; supply chain interruptions and manufacturing or delivery delays; disruptions in sales, production, service or other business activities; the risk that our business, financial condition and results of operations may be adversely affected by other political, economic, business and competitive factors; and other risks and uncertainties set forth in this Form 10-Q and our most recent Form 10-K, Form 10-Q and Forms 8-K filed with or furnished to the SEC. If one or more of these or other risks or uncertainties materializes (or the consequences of any such development changes), or should our underlying assumptions prove incorrect, actual outcomes may vary materially from those reflected in our forward-looking statements. Forward-looking and other statements in this Form 10-Q regarding our environmental, social and other sustainability plans and goals are not an indication that these statements are necessarily material to investors or required to be disclosed in our filings with the SEC. In addition, historical, current, and forward-looking environmental, social and sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. Statements in this Form 10-Q are made as of August 4, 2022, and Stem disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise.
You should read the following management’s discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included under Part I, Item 1 of this Quarterly Report on Form 10-Q. This discussion and analysis should also be read together with our audited consolidated financial statements and related notes, as well as the section entitled “Stem’s Management’s Discussion and Analysis of Financial Condition and Results or Operations” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. You should carefully read the sections entitled “Special Note Regarding Forward-Looking Statements” contained herein and the section entitled “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and our Quarterly Report for the quarter ended March 31, 2022, to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Throughout this section, unless otherwise noted “we,” “us,” “our” and the “Company” refer to Stem and its consolidated subsidiaries.

Overview
Our mission is to build and operate the largest, digitally connected, intelligent renewable energy network for our customers. In order to fulfill our mission, we provide our customers, which include commercial and industrial (“C&I”) enterprises as well as independent power producers, renewable project developers, utilities and grid operators, with (i) an energy storage system, sourced from leading, global battery original equipment manufacturers (“OEMs”), that we deliver through our partners, including solar project developers and engineering, procurement and construction firms and (ii) solar and energy storage monitoring, control, optimization, and reporting through our Athena and PowerTrack platforms.
We operate in two key areas within the energy storage landscape: Behind-the-Meter (“BTM”) and Front-of-the-Meter (“FTM”). An energy system’s position in relation to a customer’s electric meter determines whether it is designated a BTM or FTM system. BTM systems provide power that can be used on-site without interacting with the electric grid and passing through an electric meter. Our software reduces C&I customer energy bills, increases their energy yield, and helps our customers facilitate the achievement of their corporate environmental, social, and corporate governance (“ESG”) objectives.
FTM, grid-connected systems provide power to off-site locations and must pass through an electric meter prior to reaching an end-user. Through Athena, our FTM storage systems decrease risk for project developers, lead asset professionals, independent power producers and investors by adapting to dynamic energy market conditions in connection with the deployment of electricity and improving the value of energy storage over the course of their FTM system’s lifetime. Through PowerTrack, our software maximizes FTM energy output and minimizes asset downtime.
Since our inception in 2009, we have engaged in developing and marketing software enabled services, raising capital, and recruiting personnel. We have incurred net operating losses and negative cash flows from operations each year since our inception. We have financed our operations primarily through proceeds received from the Merger, the issuance of convertible preferred stock, convertible senior notes, debt financing, and cash flows from customers. Our total revenue grew from $19.3 million for the three months ended June 30, 2021 to $66.9 million for the three months ended June 30, 2022. For the three months ended June 30, 2022 and 2021, we incurred net losses of $32.0 million and $100.2 million, respectively. Our total revenue grew from $34.8 million for the six months ended June 30, 2021 to $108.0 million for the six months ended June 30, 2022. For the six months ended June 30, 2022 and 2021, we incurred net losses of $54.5 million and $182.8 million, respectively. As of June 30, 2022, we had an accumulated deficit of $562.5 million.

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
Acquisition of AlsoEnergy
On February 1, 2022, we acquired 100% of the issued and outstanding capital stock of AlsoEnergy. The transaction combines our storage optimization capabilities with AlsoEnergy’s solar asset performance monitoring and control software. Through AlsoEnergy, we provide end-to-end turnkey solutions that monitor and manage renewable energy systems through AlsoEnergy’s PowerTrack software. PowerTrack includes data acquisitions and monitoring, performance modelling, agency reporting, internal reports, work order tickets, and supervisory control and data acquisition (“SCADA”) controls. AlsoEnergy has deployed systems at various international locations, but its primary customer base is in the United States, Germany and Canada. The total consideration for the AlsoEnergy acquisition was $652.1 million, comprised of $543.1 million paid in cash net of a working capital adjustment for an escrow recovery, and $108.9 million in the form of 8,621,006 shares of our common stock. We incurred $6.1 million of transaction costs related to the acquisition of AlsoEnergy, which were recorded in general and administrative expense during the six months ended June 30, 2022. See Note 6 — Business Combinations, of the Notes to the unaudited condensed consolidated financial statements in this report, for additional details regarding this transaction.
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
Supply Chain Constraints and Risk; COVID-19
We rely on a very small number of suppliers of energy storage systems and other equipment. If any of our suppliers was unable or unwilling to provide us with contracted quantities in a timely manner at prices, quality levels and volumes acceptable to us, we would have very limited alternatives for supply, and we may not be able find suitable replacements for our customers, or at all. Such an event could materially adversely affect our business, prospects, financial condition and results of operations.
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
In addition, the global supply chain and our industry have experienced significant disruptions in recent periods. We have seen supply chain challenges and logistics constraints increase, including shortages of inverters, enclosures, battery modules and associated component parts for inverters and battery energy storage systems available for purchase. In certain cases, this has caused delays in critical equipment and inventory, longer lead times, and have resulted in cost volatility. These shortages and delays can be attributed in part to the COVID-19 pandemic and resulting government action, as well as broader macroeconomic conditions that may persist once the immediate effects of the COVID-19 pandemic have subsided, and have been exacerbated by the ongoing conflict between Russia and Ukraine. While we believe that a majority of our suppliers have secured sufficient supply to permit them to continue delivery and installations through the end of 2022, if these shortages and delays persist into 2023, they could adversely affect the timing of when battery energy storage systems can be delivered and installed, and when (or if) we can begin to generate revenue from those systems. In addition, we have experienced and are experiencing varying levels of volatility in costs of equipment and labor resulting in part from disruptions caused by general global economic conditions and the COVID‐19 pandemic.
We cannot predict the full effects the COVID-19 pandemic will have on our business, cash flows, liquidity, financial condition and results of operations at this time due to numerous uncertainties. Given the dynamic nature of these circumstances on our ongoing business, results of operations and overall financial performance, the full impact of COVID-19 and other macroeconomic factors, including the conflict in Ukraine, cannot be reasonably estimated at this time. In the event we are unable to mitigate the impact of delays or price volatility in energy storage systems, raw materials, and freight, it could materially adversely affect our business, prospects, financial condition and results of operations.

DevCo Cash Advances
From time to time, the Company, through an indirect wholly-owned development subsidiary, has entered into strategic joint ventures with qualified third parties to develop select energy storage power generation projects (“DevCo Projects”), as more fully described above under Note 1 — Business, of the Notes to the unaudited condensed consolidated financial statements in this report. These projects require significant upfront investment by us and involve a high degree of risk. If a DevCo Project fails to reach completion or is significantly delayed, we could lose all or a portion of our development capital investment and our cash advances to purchase hardware. See “We Face Risks Related to our DevCo Business Model” in Part II, Item 1A. “Risk Factors” of this report for additional information about certain risks related to these DevCo Projects.
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
The following table provides a reconciliation of gross margin (GAAP) to non-GAAP gross margin ($ in millions, except for percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$66.9	$19.3	$108.0	$34.8
Cost of revenue	(59.2)	(19.4)	(96.6)	(35.0)
GAAP gross margin	7.7	(0.1)	11.4	(0.2)
GAAP gross margin (%)	12%	(1)%	11%	(1)%

Adjustments to Gross Margin (1):
Amortization of capitalized software & developed technology	2.6	1.3	4.7	2.5
Impairments	1.0	0.3	1.8	1.2
Non-GAAP gross margin	$11.3	$1.5	$17.9	$3.5
Non-GAAP gross margin (%)	17%	8%	17%	10%

(1) Historically, management included a separate “Other Adjustments” caption in the table above as part of the adjustments to gross margin. Other Adjustments consisted of certain operating expenses including communication and cloud service expenditures reclassified to cost of revenue. Other Adjustments are no longer in the calculation of Non-GAAP Gross Margin and Non-GAAP Gross Margin %. The Company believes that this change reflects a more accurate representation of our business for stakeholders to assess its performance.
Adjusted EBITDA
We calculate Adjusted EBITDA as net loss attributable to Stem before depreciation and amortization, including amortization of internally developed software, net interest expense, further adjusted to exclude stock-based compensation and other income and expense items, including transaction and acquisition related charges, the change in fair value of warrants and embedded derivatives, vesting of warrants, loss on extinguishment of debt, litigation settlement and income tax provision or benefit. The expenses and other items that we exclude in our calculation of Adjusted EBITDA may differ from the expenses and other items, if any, that other companies may exclude when calculating Adjusted EBITDA.
The following table provides a reconciliation of Adjusted EBITDA to net loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Net loss attributable to Stem	$(32,019)	$(100,216)	$(54,502)	$(182,769)
Adjusted to exclude the following:
Depreciation and amortization (1)	12,910	5,543	21,806	11,555
Interest expense	2,691	3,929	5,909	10,162
Loss on extinguishment of debt	—	5,064	—	5,064
Stock-based compensation	6,467	1,024	12,732	1,784
Vesting of warrants	—	9,184	—	9,184
Change in fair value of warrants and embedded derivative	—	67,179	—	133,577
Transaction costs in connection with business combination	—	—	6,068	—
Litigation settlement	(1,127)	—	(727)	—
Income tax benefit	(7)	—	(15,220)	—
Adjusted EBITDA	$(11,085)	$(8,293)	$(23,934)	$(11,443)
(1) Adjusted EBITDA for the three and six months ended June 30, 2021 reflects adjustments to depreciation and amortization of approximately $0.3 million and $1.2 million, respectively, for expenses related to impairments, decommissioning and forfeited incentives that were not previously reflected in reported Adjusted EBITDA amounts.

Financial Results and Key Metrics
The following table presents our financial results and our key metrics (in millions unless otherwise noted):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)		(in millions)
Key Financial Metrics
Revenue	$66.9	$19.3	$108.0	$34.8
GAAP gross margin	$7.7	$(0.1)	$11.4	$(0.2)
GAAP gross margin (%)	12%	(1)%	11%	(1)%
Non-GAAP gross margin	$11.3	$1.5	$17.9	$3.5
Non-GAAP gross margin (%)	17%	8%	17%	10%
Net loss attributable to Stem	$(32.0)	$(100.2)	$(54.5)	$(182.8)
Adjusted EBITDA	$(11.1)	$(8.3)	$(23.9)	$(11.4)

Key Operating Metrics
12-Month pipeline (in billions)* (1)	$5.6	$1.7	$5.6	$1.7
Bookings (2)	$225.7	$45.1	$376.5	$95.9
Contracted backlog* (3)	$726.6	$249.7	$726.6	$249.7
Contracted storage AUM (in GWh)* (4)	2.1	1.2	2.1	1.2
Solar monitoring AUM (in GW)* (5)	32.1	**	32.1	**
CARR* (6)	$57.6	**	$57.6	**
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
The accounting policy and timing of revenue recognition for host customer contracts and partnership arrangements that qualify as contracts with customers under ASC 606, are described within Note 2 — Summary of Significant Accounting Policies, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
The following discussion and analysis of our results of operations and our liquidity and capital resources includes the results of operations for AlsoEnergy for the period from February 1, 2022 through June 30, 2022. For additional information, including pro forma results of operations for the three and six months ended June 30, 2022 and 2021 calculated as if AlsoEnergy had been acquired as of January 1, 2021, see Note 6 — Business Combinations, of the Notes to the unaudited condensed consolidated financial statements in this report.
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
Other Expense, Net
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
Other Income (Expenses), Net
Other income (expenses), net consists primarily of income from equity investments and foreign exchange gains or losses.

Results of Operations for the Three Months Ended June 30, 2022 and 2021

	Three Months Ended June 30,		$ Change	% Change
	2022	2021
	(In thousands, except percentages)
Revenue
Services revenue	$12,521	$5,153	$7,368	143%
Hardware revenue	54,426	14,184	40,242	284%
Total revenue	66,947	19,337	47,610	246%
Cost of revenue
Cost of service revenue	10,141	5,809	4,332	75%
Cost of hardware revenue	49,018	13,655	35,363	259%
Total cost of revenue	59,159	19,464	39,695	204%
Gross margin	7,788	(127)	7,915	6,232%
Operating expenses:
Sales and marketing	12,955	3,913	9,042	231%
Research and development	8,963	4,827	4,136	86%
General and administrative	15,693	15,014	679	5%
Total operating expenses	37,611	23,754	13,857	58%
Loss from operations	(29,823)	(23,881)	(5,942)	25%
Other expense, net:
Interest expense	(2,691)	(3,929)	1,238	(32)%
Loss on extinguishment of debt	—	(5,064)	5,064	(100)%
Change in fair value of warrants and embedded derivative	—	(67,179)	67,179	(100)%
Other income (expenses), net	484	(163)	647	(397)%
Total other expense, net	(2,207)	(76,335)	74,128	(97)%
Loss before income taxes	(32,030)	(100,216)	68,186	(68)%
Income tax benefit	7	—	7	100%
Net loss	$(32,023)	$(100,216)	$68,193	(68)%
Net loss attributed to non-controlling interests	(4)	—	(4)	100%
Net loss attributable to Stem	$(32,019)	$(100,216)	$68,197	(68)%
Revenue
Revenue increased by $47.6 million, or 246%, for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021. The increase was primarily driven by a $40.2 million increase in hardware revenue primarily due to increase in demand for systems related to both FTM and BTM partnership agreements. Services revenue increased by $7.4 million primarily due to the inclusion of AlsoEnergy’s revenue in the current period.
Cost of Revenue
Cost of revenue increased by $39.7 million, or 204%, for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021. The increase was primarily driven by an increase in cost of hardware revenue of $35.4 million, which is in line with the increase in demand for systems, as well as an increase of $4.3 million in cost of service revenue, primarily related to AlsoEnergy.

Operating Expenses
Sales and Marketing
Sales and marketing expense increased by $9.0 million, or 231%, for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021. The increase was primarily due to an increase of $3.5 million in amortization expense related to intangible assets from the acquisition of AlsoEnergy, $1.9 million of amortization of contract origination costs, an increase of $3.6 million in personnel related expenses primarily as a result of higher headcount, inclusive of $0.9 million increase in stock-based compensation expense as a result of new stock options and RSUs grants to employees.
Research and Development
Research and development expense increased by $4.1 million, or 86%, for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021. The increase was primarily due to an increase of $3.4 million in personnel related expenses as a result of higher headcount, including new AlsoEnergy employees, and an increase of $0.7 million in professional services.
General and Administrative
General and administrative expense increased by $0.7 million, or 5%, for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021. The increase was primarily driven by an increase of $6.6 million in personnel costs, inclusive of a $4.2 million increase in stock-based compensation expense due to grants of stock options and RSUs to employees, and an increase of $2.9 million in insurance and other expenses. The increase was partially offset by a decrease of $7.8 million in professional and legal fees and a $1.1 million litigation settlement payment discussed in Note 15 — Commitments and Contingencies.

Other Expense, Net
Interest Expense
Interest expense decreased by $1.2 million, or 32%, for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021. The decrease was primarily driven by the repayment of loans and the conversion of convertible notes in connection with the Merger for $2.9 million, partially offset by the recognition of $1.1 million of interest expense corresponding to the 0.50% Green Convertible Senior Notes due 2028 (the “2028 Convertible Notes”) issued in November 2021.
Loss on Extinguishment of Debt
Loss on extinguishment of debt decreased by $5.1 million, or 100% for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021. The increase was driven by a prior year payment of a $4.0 million penalty on debt extinguishment and the write-off of $1.1 million of unamortized debt issuance costs upon the conversion of our Series D convertible notes in connection with the Merger.

Change in Fair Value of Warrants and Embedded Derivative
The change in fair value of warrants and embedded derivative reflected no activity in the three months ended June 30, 2022 (as no warrants and embedded derivatives were outstanding), as compared to a $67.2 million loss in the three months ended June 30, 2021. The $67.2 million expense in the three months ended June 30, 2021 resulted from a revaluation loss of the Series A, D and D’ warrants and embedded derivative.
Other Income (Expenses), Net
Other income (expenses), net increased by $0.6 million, or 397%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, and was primarily driven by a $0.5 million increase in interest income from short-term investments.
Income Tax Benefit
During the three months ended June 30, 2022, we recorded a tax benefit of $7 thousand. The Company did not record a provision or benefit for income taxes during the three months ended June 30, 2021. The increase in the tax benefit is immaterial.

Results of Operations for the Six Months Ended June 30, 2022 and 2021

	Six Months Ended June 30,		$ Change	% Change
	2022	2021
	(In thousands, except percentages)
Revenue
Services revenue	$22,486	$10,035	$12,451	124%
Hardware revenue	85,549	24,723	60,826	246%
Total revenue	108,035	34,758	73,277	211%
Cost of revenue
Cost of service revenue	18,774	12,715	6,059	48%
Cost of hardware revenue	77,829	22,286	55,543	249%
Total cost of revenue	96,603	35,001	61,602	176%
Gross margin	11,432	(243)	11,675	4,805%
Operating expenses:
Sales and marketing	22,097	6,580	15,517	236%
Research and development	17,906	9,234	8,672	94%
General and administrative	36,205	17,706	18,499	104%
Total operating expenses	76,208	33,520	42,688	127%
Loss from operations	(64,776)	(33,763)	(31,013)	92%
Other expense, net:
Interest expense	(5,909)	(10,162)	4,253	(42)%
Loss on extinguishment of debt	—	(5,064)	5,064	(100)%
Change in fair value of warrants and embedded derivative	—	(133,577)	133,577	(100)%
Other income (expenses), net	959	(203)	1,162	(572)%
Total other expense, net	(4,950)	(149,006)	144,056	(97)%
Loss before income taxes	(69,726)	(182,769)	113,043	(62)%
Income tax benefit	15,220	—	15,220	100%
Net loss	$(54,506)	$(182,769)	$128,263	(70)%
Net loss attributed to non-controlling interests	(4)	—	(4)	100%
Net loss attributable to Stem	$(54,502)	$(182,769)	$128,267	(70)%
Revenue
Revenue increased by $73.3 million, or 211%, for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021. The increase was primarily driven by a $60.8 million increase in hardware revenue primarily due to increase in demand for systems related to both FTM and BTM partnership agreements. Services revenue increased by $12.5 million primarily due to the inclusion of AlsoEnergy’s revenue in the current period.
Cost of Revenue
Cost of revenue increased by $61.6 million, or 176%, for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021. The increase was primarily driven by an increase of cost of hardware revenue of $55.5 million, inclusive of AlsoEnergy, which is in line with the increase in demand for systems, as well as an increase of $6.1 million in cost of service revenue, primarily related to AlsoEnergy.
Operating Expenses
Sales and Marketing
Sales and marketing expense increased by $15.5 million, or 236%, for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021. The increase was primarily due to an increase of $5.8 million in amortization expense related to the intangible assets from the acquisition of AlsoEnergy, $2.4 million amortization of contract origination costs, an increase of $5.7 million in personnel related expenses as a result of higher headcount, inclusive of $1.7 million in stock-based compensation expense primarily due to grants of stock options and RSUs to employees, and $1.6 million of additional professional services and office expenses.
Research and Development
Research and development expense increased by $8.7 million, or 94%, for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021. The increase was primarily due to an increase of $7.4 million in personnel related expenses as a result of higher headcount, including new AlsoEnergy employees, and an increase of $1.2 million in professional services and other expenses.
General and Administrative
General and administrative expense increased by $18.5 million, or 104%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily driven by an increase of $12,946,197 in personnel related expenses as a result of higher headcount, inclusive of a $7.8 million increase in stock-based compensation expense due to grants of stock options and RSUs to employees, and an increase of $6.4 million in insurance and other expenses, partially offset by a $1.1 million settlement payment discussed in Note 15 — Commitments and Contingencies.
Other Expense, Net
Interest Expense
Interest expense decreased by $4.3 million, or 42%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The decrease was primarily driven by the repayment of loans and the conversion of convertible notes in relation to the Merger for $7.3 million, partially offset by the recognition of $2.1 million of interest expense corresponding to the 0.50% Green Convertible Notes issued in November 2021.
Loss on Extinguishment of Debt
Loss on extinguishment of debt decreased by $5.1 million, or 100% for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021. The decrease was driven by a prior year payment of a $4.0 million penalty on debt extinguishment and the write-off of $1.1 million of unamortized debt issuance costs upon the conversion of our Series D convertible notes in relation to the Merger.

Change in Fair Value of Warrants and Embedded Derivative
The change in fair value of warrants and embedded derivative reflected no activity in the six months ended June 30, 2022 (as no warrants and embedded derivatives were outstanding), as compared to a $133.6 million loss in the six months ended June 30, 2021, which resulted from a revaluation loss of the Series A, D and D’ warrants and embedded derivative.
Other Income (Expenses), Net
Other income (expenses), net increased by $1.2 million, or 572%, for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021 primarily as a result of a $1.0 million increase interest income from short-term investments.
Income Tax Benefit
During the six months ended June 30, 2022, we recorded $15.2 million of tax benefit, as a result of the partial release of our deferred tax asset valuation allowance, in connection with deferred tax liabilities resulting from intangible assets recognized in the acquisition of AlsoEnergy. The Company did not record a provision or benefit for income taxes during the six months ended June 30, 2021.
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
As of June 30, 2022, our principal source of liquidity is cash generated from financing activities. Cash generated from financing activities through June 30, 2022 primarily includes proceeds from the Merger and PIPE financing that provided us with approximately $550.3 million, net of fees and expenses, sales of convertible preferred stock, proceeds from convertible notes, including the 2028 Convertible Notes that provided us net proceeds of $445.7 million, proceeds from our various borrowings, and the exercise of Public Warrants, which provided $145.3 million of cash. In connection with the Merger, the convertible notes and related accrued interest converted to equity and we paid in full all other outstanding debt except the 2021 Credit Agreement described below. On February 1, 2022, we completed the acquisition of 100% of the issued and outstanding capital stock of AlsoEnergy for an aggregate purchase price of $652.1 million, including $543.1 million in cash net of a working capital adjustment for an escrow recovery, and $108.9 million in common stock. We believe that our cash position is sufficient to meet our capital and liquidity requirements for at least the next 12 months from the date of issuance of this Form 10-Q.
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
The total financing obligation as of June 30, 2022 was $81.9 million, of which $14.8 million was classified as a current liability.
Notes Payable
2021 Credit Agreement
In January 2021, we entered into a non-recourse credit agreement to provide a total of $2.7 million towards the financing of certain energy storage systems that we own and operate. The credit agreement has a stated interest of 5.45% and a maturity date of June 2031. We received an advance under the credit agreement of $1.8 million in January 2021. The repayment of advances received under this credit agreement is determined by the lender based on the proceeds generated by us through the operation of the underlying energy storage systems. As of June 30, 2022, there were $1.9 million of outstanding borrowings under this credit facility.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(32,630)	$(41,833)
Net cash used in investing activities	(556,030)	(8,596)
Net cash provided by (used in) financing activities	(7,981)	517,187
Effect of exchange rate changes on cash and cash equivalents	(136)	438
Net increase (decrease) in cash and cash equivalents	$(596,777)	$467,196
Operating Activities
During the six months ended June 30, 2022, net cash used in operating activities was $32.6 million, primarily resulting from our net loss of $54.5 million, adjusted for non-cash charges of $23.0 million and net cash outflow of $1.1 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of income tax benefit of $15.1 million, depreciation and amortization of $20.9 million, non-cash interest expense of $0.9 million, related to debt issuance costs, stock-based compensation expense of $12.7 million, impairment of energy storage systems of $0.9 million, noncash lease expense of $1.1 million, provision for accounts receivable allowance of $1.0 million, and net amortization of premium on investments of $0.4 million. The net cash outflow from changes in operating assets and liabilities was primarily driven by an increase in accounts receivable of $26.1 million, an increase in other assets of $52.1 million, an increase in inventory of $36.6 million, and an increase in contract origination costs of $3.6 million, offset by an increase in accounts payable and accrued expenses of $89.6 million and an increase in deferred revenue of $28.5 million.
During the six months ended June 30, 2021, net cash used in operating activities was $41.8 million, primarily resulting from our net loss of $182.8 million, adjusted by non-cash charges of $163.7 million and net cash outflow of $22.8 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization of $10.3 million, non-cash interest expense of $7.1 million, which includes interest expenses associated with debt issuance costs, stock-based compensation expense of $1.8 million, and change in the fair value of warrant liability and embedded derivative of $133.6 million, impairment of energy storage systems of $1.3 million, and issuance of warrants for services of $9.2 million. The net cash outflow from changes in operating assets and liabilities was primarily driven by an increase in deferred revenue of $3.3 million, an increase in accounts payable and accrued expenses of $3.3 million, partially offset by an increase in other assets of $16.9 million, an increase in inventory of $6.3 million, an increase in accounts receivable of $4.2 million, an increase in contract origination costs of $1.7 million, and a decrease in lease liabilities of $0.3 million.
Investing Activities
During the six months ended June 30, 2022, net cash used for investing activities was $556.0 million, primarily consisting of $533.0 million used for our acquisition of AlsoEnergy, net of cash acquired, $12.3 million in net purchases of available-for-sale investments, $0.2 million in purchases of energy systems, $2.4 million in purchases of property plant and equipment, and $8.1 million in capital expenditures on internally-developed software.

During the six months ended June 30, 2021, net cash used for investing activities was $8.6 million, consisting of $5.6 million in purchase of energy systems and $2.7 million in capital expenditures on internally-developed software, and $0.3 million of purchases of property and equipment.
Financing Activities
During the six months ended June 30, 2022, net cash used in financing activities was $8.0 million, primarily from the repayment of financing obligations of $6.8 million and payments for taxes related to net share settlement of stock options of $2.3 million, partially offset by proceeds from exercise of stock options of $0.6 million and proceeds from other financing transactions of $0.5 million.
During the six months ended June 30, 2021, net cash provided by financing activities was $517.2 million, primarily consisting of net proceeds from the Merger and PIPE financing of $550.3 million, net proceeds from issuance of notes payable of $3.9 million, proceeds from financing obligations of $4.9 million, proceeds from the exercise of stock options of $2.9 million, and net proceeds from issuance of convertible notes of $1.1 million, partially offset by repayment of notes payable of $41.4 million and repayment of financing obligations of $4.6 million.

Contractual Obligations and Commitments
As of June 30, 2022, there have been no material changes to our contractual obligations described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (“Disclosure Controls”) within the meaning of Rules 13a-15I and 15d-15(e) of the Exchange Act. Our Disclosure Controls are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our Disclosure Controls are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.
Based on management’s evaluation (under the supervision and with the participation of our CEO and our CFO) as of June 30, 2022, of the effectiveness of the design and operation of our Disclosure Controls, our CEO and CFO have concluded that, as of the end of the period covered by this Report, our Disclosure Controls were not effective as of June 30, 2022 due to material weaknesses identified in our internal control over financial reporting as disclosed below.
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
Remediation Activities
Our management, with oversight of the Audit Committee of the Board, continues to devote significant time, attention and resources to remediating the aforementioned material weaknesses in its internal control over financing reporting, and believes that we have made significant progress to that end. The material weaknesses will be considered remediated when management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. As of June 30, 2022, the Company had taken, or initiated, as the case may be, the following steps intended to remediate the material weaknesses described above and strengthen its internal control over financial reporting that, as of June 30, 2022, had not yet been fully implemented or had not been in place for a sufficient period of time to demonstrate that they were having their desired effect:
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
Changes in Internal Control over Financial Reporting
Other than the remediation actions to address the existing material weaknesses as described above, there were no changes in our internal controls over financial reporting during the second quarter of 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II - Other Information
ITEM 1. LEGAL PROCEEDINGS
The information with respect to this Item 1 is set forth under Note 15 — Commitments and Contingencies, of the Notes to the unaudited condensed consolidated financial statements in this report.

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and in Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, except as set forth below. The risk factors set forth below update, and should be read together with, the risk factors set forth in our Form 10-K for the fiscal year ended December 31, 2021 and our Form 10-Q for the quarter ended March 31, 2022.
Our suppliers may fail to deliver components according to schedules, prices, quality and volumes that are acceptable to us, which could negatively affect our results of operations.
We purchase our components and materials from international and domestic vendors and are exposed to supply chain risks arising from logistics disruptions. Unexpected changes in business conditions, materials pricing, including inflation of raw material costs, labor issues, wars, natural disasters, health epidemics such as the COVID-19 pandemic, trade and shipping disruptions, port congestions and other factors beyond our or our suppliers’ control could also affect these suppliers’ ability to deliver components to us or to remain solvent and operational. In addition, international supply is also exposed to risks related to tariffs and sanctions, as well as political, social, and economic instability in regions where we source products and material. For example, in recent years, China and the U.S. have each imposed tariffs, and there remains a potential for further trade barriers and the possibility of an escalated trade war between China and the U.S. These or other tariffs could adversely affect our hardware component prices and negatively affect any plans to sell products in China and other impacted international markets. Disruptions in the availability of key equipment, components or materials may adversely affect our business, prospects and operations, and volatility in prices and availability of such items may negatively affect our customer relationships and ability to plan for future growth.
We also face risks resulting from supplier concentration and limited supplier capacity. We rely on a very small number of suppliers of energy storage systems and other equipment. If any of our suppliers was unable or unwilling to provide us with contracted quantities in a timely manner at prices, quality levels and volumes acceptable to us, we would have very limited alternatives for supply, and we may not be able to contract for and receive suitable alternative supply in a timely manner for our customers, or at all. Such an event may impair our ability to meet scheduled deliveries of our products to customers, which may cause our customers to cancel orders and subject us to liability, and may materially adversely affect our customer relationships, business, prospects, financial condition and results of operations. We may also be unsuccessful in our continuous efforts to negotiate with existing suppliers to obtain cost reductions and avoid unfavorable changes to terms. Additionally, some of our suppliers supply systems and components to other businesses, including businesses engaged in the production of consumer electronics and other industries unrelated to energy storage systems. There are also larger purchasers of certain parts and materials that we supply to our customers. As a result, we may be unable to procure a sufficient supply of the items in the event that our suppliers fail to produce sufficient quantities to satisfy the demands of all of their customers. Any of these occurrences could materially adversely affect our business, prospects, financial condition and results of operations.
We have entered into long-term supply agreements that could result in insufficient inventory and negatively affect our results of operations.
We have entered into long-term supply agreements with certain suppliers of battery storage systems and other components of our energy storage systems. Some of these supply agreements provide for fixed or inflation-adjusted pricing and substantial prepayment obligations. If our suppliers provide insufficient inventory at the level of quality required to meet customer demand, or if our suppliers are unable or unwilling to provide us with the contracted quantities, we will have limited alternatives for supply and our results of operations could be materially and negatively impacted. Further, we face significant specific counterparty risk under long-term supply agreements when dealing with certain suppliers without a long, stable production and financial history.
Given the uniqueness of our product, some of our suppliers do not have a long operating history and may not have substantial capital resources. In the event any such supplier experiences financial difficulties, it may be difficult or may require substantial time and expense to replace such supplier. We do not know whether we will be able to maintain long-term supply relationships with our critical suppliers, or secure new long-term supply agreements. Additionally, we procure many of the battery storage systems and components of our energy storage systems from non-U.S. suppliers, which exposes us to risks including unforeseen increases in costs or interruptions in supply arising from changes in applicable international trade regulations, such as taxes, tariffs, or quotas. Any of the foregoing could materially adversely affect our business, financial condition and results of operations.

We Face Risks Related to our DevCo Business Model
From time to time, we have entered into strategic joint ventures with qualified third parties to develop energy storage power generation projects (“DevCo Projects”), as more fully described above under Note 1 — Business, of the Notes to the unaudited condensed consolidated financial statements in this report. These projects require significant upfront investment by us and involve a high degree of risk. The success of this business model depends in large part on the successful development, financing and construction of projects. However, such projects ultimately may not be commercially viable or may not result in an adequate return of capital and, in pursuing these projects, we may incur unanticipated liabilities. Successful completion of a project may be adversely affected, delayed or rendered infeasible by numerous factors, including:
•interconnection costs and capacity constraints;
•transmission grid congestion issues;
•delays in obtaining required governmental permits and approvals;
•regulatory changes that adversely affect energy storage participation in wholesale markets;
•changes in wholesale market energy and ancillary services prices and costs;
•construction delays and contractor or developer partner performance shortfalls;
•cost overruns, including costs related to renting or owning land necessary to develop DevCo Projects;
•labor, equipment, and material supply shortages, failures or disruptions; and
•force majeure and other events out of our control.
In addition, our joint venture partners may at any time have economic, business or legal interests or goals that are inconsistent with the goals of the DevCo Project. Disagreements with our business partners may impede our ability to recognize the benefits of our DevCo Projects. Our joint venture partners may be unable or unwilling to meet their performance or other obligations under the operative documents, and we may be required to fulfill those obligations or to dissolve and liquidate the DevCo Project.
If a DevCo Project experiences any of the factors listed above or otherwise fails to reach completion or is significantly delayed, we could lose all or a portion of our development capital investment and our cash advances to purchase hardware. If a DevCo Project fails then we will need to find a replacement customer or DevCo Project in order to recover the cash advances. Losing or delaying return of all or a portion of our hardware advances in our DevCo Projects could have a material adverse effect on our business, financial condition and results of operations.
We depend on significant customers for a substantial portion of our revenue. If we fail to retain or expand our customer relationships or significant customers reduce their purchases, our revenue could decline significantly.
We depend on a small number of significant customers for our sales, and a small number of customers have historically accounted for a material portion of our revenue. The loss of any one of our significant customers, their inability to perform under their contracts, their termination or failure to renew their contracts with us, or their default in payment could cause our revenue to decline materially. For the near future, we may continue to derive a significant portion of our revenue from a small number of customers. For the three months ended June 30, 2022, one customer accounted for approximately 50% of our revenue. Loss of a significant customer or a significant reduction in pricing or order volume from a significant customer could materially reduce our revenue and operating results in any reporting period.
In addition, we are subject to credit risk of our customers, and our operating results depend on receipt of timely payments from our customers. Any delay in payment by our customers may have an adverse effect on revenue and operating results. There is no assurance that we will be able to collect all or any of the amounts owed to us in a timely matter. If any of our customers face unexpected situations such as financial difficulties, we may not be able to receive full or any payment of the uncollected sums or enforce any judgment debts against such clients, and our business, results of operations and financial condition could be materially and adversely affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBIT INDEX

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation, dated April 28, 2021 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 4, 2021).
3.2	Second Amended and Restated by-Laws, dated April 28. 2021 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on May 4, 2021).
10.1	Framework BESS Sale and Purchase Agreement, dated as of August 17, 2021, by and between Tesla, Inc. and Stem, Inc.††
10.2	Master Supply Agreement for Purchase and Sale of Energy Storage Equipment, dated as of September 14, 2020, by and between Powin Energy Corporation and Stem, Inc.††
10.3
First Amended and Restated Master Supply Agreement for Purchase and Sale of Energy Storage Equipment, dated as of February 28, 2020, by and between Sungrow USA Corporation, Sungrow Samsung SDI Energy Storage Power Supply Co, Ltd. and Stem, Inc.††

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

†† Information in this exhibit (indicated by brackets) has been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 4, 2022.

STEM, INC.

By:	/s/ William Bush
William Bush
Chief Financial Officer
(Principal Financial Officer)