Form 10-Q
period 2022-09-30
STEM, INC.
filed 2022-11-04
CIK 1758766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————————————
FORM 10-Q
—————————————————

☒	QUARTERLY QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Outstanding as of October 25, 2022
Common Stock, $0.0001 par value per share	154,488,799

STEM, INC.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2022

Part I. Financial Information
Item 1. Financial Statements (Unaudited)
STEM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021

ASSETS
Current assets:
Cash and cash equivalents	$100,098	$747,780
Short-term investments	193,403	173,008
Accounts receivable, net of allowances of $2,811 and $91 as of September 30, 2022 and December 31, 2021, respectively	144,259	61,701
Inventory, net	29,217	22,720
Deferred costs with suppliers	61,580	13,745
Other current assets (includes $68 and $213 due from related parties as of September 30, 2022 and December 31, 2021, respectively)	8,668	4,896
Total current assets	537,225	1,023,850
Energy storage systems, net	94,828	106,114
Contract origination costs, net	9,757	8,630
Goodwill	546,634	1,741
Intangible assets, net	163,553	13,966
Operating lease right-of-use assets	12,609	12,998
Other noncurrent assets	52,618	24,531
Total assets	$1,417,224	$1,191,830
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$94,923	$28,273
Accrued liabilities	61,601	25,993
Accrued payroll	13,268	7,453
Financing obligation, current portion	17,024	15,277
Deferred revenue, current portion	49,436	9,158
Other current liabilities (includes $292 and $306 due to related parties as of September 30, 2022 and December 31, 2021, respectively)	4,225	1,813
Total current liabilities	240,477	87,967
Deferred revenue, noncurrent	69,254	28,285
Asset retirement obligation	4,261	4,135
Notes payable, noncurrent	1,583	1,687
Convertible notes, noncurrent	447,411	316,542
Financing obligation, noncurrent	65,314	73,204
Lease liabilities, noncurrent	11,308	12,183
Other liabilities	391	—
Total liabilities	839,999	524,003
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 0 shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 154,487,778 and 144,671,624 issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	15	14
Additional paid-in capital	1,175,733	1,176,845
Accumulated other comprehensive (loss) income	(2,122)	20
Accumulated deficit	(596,808)	(509,052)
Total Stem’s stockholders’ equity	576,818	667,827
Non-controlling interests	407	—
Total stockholders’ equity	577,225	667,827
Total liabilities and stockholders’ equity	$1,417,224	$1,191,830
The accompanying notes are an integral part of these condensed consolidated financial statements.

STEM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Services and other revenue	$13,692	$4,947	$36,178	$14,982
Hardware revenue	85,809	34,886	171,358	59,609
Total revenue	99,501	39,833	207,536	74,591
Cost of revenue
Cost of services and other revenue	11,445	6,639	30,219	19,354
Cost of hardware revenue	78,929	30,057	156,758	52,343
Total cost of revenue	90,374	36,696	186,977	71,697
Gross margin	9,127	3,137	20,559	2,894
Operating expenses:
Sales and marketing	13,187	4,975	35,284	11,555
Research and development	10,526	6,268	28,432	15,502
General and administrative	18,013	11,024	54,218	28,730
Total operating expenses	41,726	22,267	117,934	55,787
Loss from operations	(32,599)	(19,130)	(97,375)	(52,893)
Other (expense) income, net:
Interest expense	(2,520)	(2,674)	(8,429)	(12,835)
Loss on extinguishment of debt	—	—	—	(5,064)
Change in fair value of warrants and embedded derivatives	—	137,001	—	3,424
Other income, net	863	415	1,822	211
Total other (expense) income, net	(1,657)	134,742	(6,607)	(14,264)
(Loss) income before (provision for) benefit from income taxes	(34,256)	115,612	(103,982)	(67,157)
(Provision for) benefit from income taxes	(19)	—	15,201	—
Net (loss) income	(34,275)	115,612	(88,781)	(67,157)
Net income attributed to non-controlling interests	4	—	—	—
Net (loss) income attributable to Stem	$(34,279)	$115,612	$(88,781)	$(67,157)

Net (loss) income per share attributable to Stem common stockholders, basic	$(0.22)	$0.85	$(0.58)	$(0.73)
Net loss per share attributable to Stem common shareholders, diluted	$(0.22)	$(0.15)	$(0.58)	$(0.73)

Weighted-average shares used in computing net loss per share to Stem common stockholders, basic	154,392,573	135,231,146	153,043,010	92,436,649
Weighted-average shares used in computing net loss per share to Stem common stockholders, diluted	154,392,573	140,285,165	153,043,010	92,436,649

The accompanying notes are an integral part of these condensed consolidated financial statements.

STEM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net (loss) income	$(34,275)	$115,612	$(88,781)	$(67,157)
Other comprehensive (loss) income:
Unrealized loss on available-for-sale securities	(845)	(19)	(1,855)	(19)
Foreign currency translation adjustment	(141)	245	(287)	(106)
Other comprehensive (loss) income	(35,261)	115,838	(90,923)	(67,282)
Less: Comprehensive income attributable to non-controlling interests	4	—	—	—
Total comprehensive (loss) income attributable to Stem	$(35,265)	$115,838	$(90,923)	$(67,282)
The accompanying notes are an integral part of these condensed consolidated financial statements.

STEM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 1, 2022	144,671,624	$14	$1,176,845	$20	$(509,052)	$—	$667,827
Cumulative-effect adjustment upon adoption of ASU 2020-06 (Note 10)	—	—	(130,979)	—	1,598	—	(129,381)
Cumulative-effect adjustment upon adoption of ASU 2016-13	—	—	—	—	(573)	—	(573)
Common stock issued upon business combination (Note 6)	8,621,006	1	108,882	—	—	—	108,883
Stock option exercises, net of statutory tax withholdings	425,167	—	(426)	—	—	—	(426)
Stock-based compensation	—	—	6,787	—	—	—	6,787
Unrealized loss on available-for-sale securities	—	—	—	(611)	—	—	(611)
Foreign currency translation adjustments	—	—	—	(28)	—	—	(28)
Contributions from non-controlling interests	—	—	—	—	—	141	141
Net loss	—	—	—	—	(22,483)	—	(22,483)
Balance as of March 31, 2022	153,717,797	15	1,161,109	(619)	(530,510)	141	630,136
Stock option exercises, net of statutory tax withholdings	355,712	—	(1,415)	—	—	—	(1,415)
Issuance of common stock upon release of restricted stock units	131,665	—	—	—	—	—	—
Shares issued for exercise of warrants	21,101	—	150	—	—	—	150
Stock-based compensation	—	—	7,021	—	—	—	7,021
Unrealized loss on available-for-sale securities	—	—	—	(399)	—	—	(399)
Foreign currency translation adjustments	—	—	—	(118)	—	—	(118)
Contributions from non-controlling interests	—	—	—	—	—	75	75
Net loss	—	—	—	—	(32,019)	(4)	(32,023)
Balance as of June 30, 2022	154,226,275	$15	$1,166,865	$(1,136)	$(562,529)	$212	$603,427
Stock option exercises, net of statutory tax withholdings	201,496	—	584	—	—	—	584
Issuance of common stock upon release of restricted stock units	60,007	—	—	—	—	—	—
Stock-based compensation	—	—	8,284	—	—	—	8,284
Unrealized loss on available-for-sale securities	—	—	—	(845)	—	—	(845)
Foreign currency translation adjustments	—	—	—	(141)	—	—	(141)
Contributions from non-controlling interests	—	—	—	—	—	191	191
Net (loss) income	—	—	—	—	(34,279)	4	(34,275)
Balance as of September 30, 2022	154,487,778	$15	$1,175,733	$(2,122)	$(596,808)	$407	$577,225

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-controlling Interests	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of January 1, 2021	40,202,785	$4	$230,620	$(192)	$(407,841)	$—	$(177,409)
Recognition of beneficial conversion feature related to convertible notes	—	—	1,126	—	—	—	1,126
Stock option exercises	1,392,494	—	2,750	—	—	—	2,750
Legacy warrant exercises	19,531	—	397	—	—	—	397
Stock-based compensation	—	—	784	—	—	—	784
Foreign currency translation adjustments	—	—	—	251	—	—	251
Net loss	—	—	—	—	(82,553)	—	(82,553)
Balance as of March 31, 2021	41,614,810	4	235,677	59	(490,394)	—	(254,654)
Merger and PIPE financing (Note 1)	70,428,326	7	247,011	—	—	—	247,018
Conversion of warrants into common stock upon Merger (Note 11)	2,759,970	—	60,568	—	—	—	60,568
Conversion of convertible notes into common stock upon Merger (Note 10)	10,921,548	1	77,747	—	—	—	77,748
Exchange of warrants into common stock (Note 11)	4,683,349	1	168,646	—	—	—	168,647
Issuance of common stock warrants for services (Note 11)	—	—	9,183	—	—	—	9,183
Stock option and stock warrant exercises	360,052	—	39	—	—	—	39
Stock-based compensation	—	—	1,047	—	—	—	1,047
Foreign currency translation adjustments	—	—	—	(602)	—	—	(602)
Net loss	—	—	—	—	(100,216)	—	(100,216)
Balance as of June 30, 2021	130,768,055	$13	$799,918	$(543)	$(590,610)	$—	$208,778
Public Warrant exercises (Note 11)	12,638,723	1	312,115	—	—		312,116
Stock option exercises	879,181	—	(12,552)	—	—	—	(12,552)
Stock-based compensation	—	—	6,739	—	—	—	6,739
Unrealized loss on available-for-sale securities	—	—	—	(19)	—		(19)
Foreign currency translation adjustments	—	—	—	245	—	—	245
Net income	—	—	—	—	115,612	—	115,612
Balance as of September 30, 2021	144,285,959	$14	$1,106,220	$(317)	$(474,998)	$—	$630,919
The accompanying notes are an integral part of these condensed consolidated financial statements.

STEM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2022	2021
OPERATING ACTIVITIES
Net loss	$(88,781)	$(67,157)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	32,060	15,620
Non-cash interest expense, including interest expenses associated with debt issuance costs	1,479	8,098
Stock-based compensation	20,410	7,983
Change in fair value of warrant liability and embedded derivative	—	(3,424)
Noncash lease expense	1,722	280
Impairment of energy storage systems	1,293	2,200
Issuance of warrants for services	—	9,183
Net (accretion of discount) amortization of premium on investments	301	295
Income tax benefit from release of valuation allowance	(15,100)	—
Provision for accounts receivable allowance	1,874	—
Gain on sale of project assets	(592)	—
Other	144	174
Changes in operating assets and liabilities:
Accounts receivable	(75,390)	(21,383)
Inventory	(2,237)	(3,357)
Deferred costs with suppliers	(47,836)	(4,159)
Other assets	(25,242)	(13,901)
Contract origination costs	(4,842)	(1,853)
Accounts payable	63,207	2,916
Accrued expense and other liabilities	38,329	3,334
Deferred revenue	31,620	(3,538)
Lease liabilities	(1,053)	(331)
Net cash used in operating activities	(68,634)	(69,020)
INVESTING ACTIVITIES
Acquisition of AlsoEnergy, net of cash acquired	(533,009)	—
Purchase of available-for-sale investments	(181,541)	(171,109)
Proceeds from maturities of available-for-sale investments	148,064	—
Proceeds from sales of available-for-sale investments	10,930	—
Purchase of energy storage systems	(469)	(6,173)
Capital expenditures on internally-developed software	(12,652)	(4,250)
Net proceeds from sale of project assets	1,251	—
Capital expenditures on project assets	(3,009)	—
Purchase of property and equipment	(1,490)	(525)
Net cash used in investing activities	(571,925)	(182,057)
FINANCING ACTIVITIES
Proceeds from exercise of stock options and warrants	1,194	148,322
Payments for taxes related to net share settlement of stock options	(2,302)	(12,622)
Net contributions from Merger and PIPE financing, net of transaction costs of $58,061	—	550,322
Proceeds from financing obligations	1,519	4,929
Repayment of financing obligations	(7,637)	(5,721)
Proceeds from issuance of convertible notes, net of issuance costs of $0 and $8 for the nine months ended September 30, 2022 and 2021, respectively	—	1,118
Proceeds from issuance of notes payable, net of issuance costs of $0 and $101 for the nine months ended September 30, 2022 and 2021, respectively	—	3,917
Investment from non-controlling interests	407	—
Repayment of notes payable	—	(41,446)
Net cash (used in) provided by financing activities	(6,819)	648,819
Effect of exchange rate changes on cash and cash equivalents	(304)	505
Net (decrease) increase in cash and cash equivalents	(647,682)	398,247
The accompanying notes are an integral part of these condensed consolidated financial statements.

Cash and cash equivalents, beginning of year	747,780	6,942
Cash and cash equivalents, end of period	$100,098	$405,189

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$4,910	$8,992
NON-CASH INVESTING AND FINANCING ACTIVITIES
Change in asset retirement costs and asset retirement obligation	$56	$162
Exchange of warrants for common stock	$—	$168,647
Conversion of warrants upon Merger	$—	$60,568
Conversion of convertible notes upon Merger	$—	$77,748
Conversion of accrued interest into outstanding note payable	$—	$337
Right-of-use asset obtained in exchange for lease liability	$—	$13,816
Settlement of warrant liability into common stock due to exercise	$—	$167,050
Settlement of warrant liability into common stock due to redemption	$—	$2,121
Stock-based compensation capitalized to internal-use software	$1,680	$587
The accompanying notes are an integral part of these condensed consolidated financial statements.

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.BUSINESS
Description of the Business
Stem, Inc., together with its consolidated subsidiaries (“Stem,” the “Company,” “we,” “us,” or “our”), maintains one of the world’s largest digitally connected, intelligent renewable energy networks, providing customers (i) with an energy storage system, sourced from leading, global battery original equipment manufacturers (“OEMs”), that the Company delivers through its partners, including developers, distributors, and engineering, procurement, and construction firms, (ii) ongoing software platform and professional services to operate integrated energy storage, and solar systems, through its Athena® artificial intelligence (“AI”) platform (“Athena”), and (iii) solar asset performance monitoring and control, through its PowerTrack application. In addition, in all the markets where the Company helps manage its customers’ clean energy assets, the Company has agreements to use the Athena platform to participate in such markets and to share the revenue from such market participation.
The Company delivers its battery hardware and software-enabled services through its Athena platform to its customers. The Company’s hardware and recurring software-enabled services mitigate customer energy costs through services such as time-of-use and demand charge management optimization and by aggregating the dispatch of energy through a network of virtual power plants. The resulting network created by the Company’s growing customer base increases grid resilience and reliability through the real-time processing of market-based demand signals, energy prices and other factors in connection with the deployment of renewable energy resources to such customers. Additionally, the Company’s energy storage solutions support renewable energy generation by alleviating grid intermittency issues, thereby reducing customer dependence on traditional, fossil fuel resources.
The Company’s Athena PowerTrack application provides a vertically integrated solution that incorporates on-site power monitoring equipment that aggregates and communicates data to enable remote control of solar generation assets. PowerTrack provides direct access to individual site performance to measure and benchmark expected energy production, maximizing asset value for our customers.
From time to time, the Company, through an indirect wholly-owned development subsidiary (“DevCo”) formed in January 2022, will enter into strategic joint ventures (each a “DevCo JV”) with qualified third parties for the development of select renewable energy projects (“DevCo Projects”). In this structure, DevCo forms a new DevCo JV entity as the majority owner, with the developer as the minority owner. The purpose of the DevCo JV is to develop and sell DevCo Projects and secure Company hardware and software services for those projects. In DevCo Projects, the Company makes development capital contributions to fund project development, and recovers those capital contributions plus a fee when the developer takes ownership of the project. The Company will in some cases also elect to make cash advances to hardware suppliers to accelerate project construction timelines given long lead times to secure hardware. This business model is intended to allow the Company to advance development capital to key partners in strategic markets and securing hardware upfront, in order to generate higher-margin software and services and other revenue via exclusive long-term services contracts under the DevCo Projects.
On February 1, 2022, the Company acquired all of the issued and outstanding capital stock of Also Energy Holdings, Inc. (“AlsoEnergy”), which has been consolidated since the date of acquisition. Through AlsoEnergy, the Company provides end-to-end turnkey solutions that monitor and manage renewable energy systems through its PowerTrack software. PowerTrack includes data acquisitions and monitoring, performance modeling, agency reporting, internal reports, work order tickets, and supervisory control and data acquisition (“SCADA”) controls. AlsoEnergy has deployed systems at various international locations, but its largest customer bases are in the United States, Germany and Canada. See Note 6 — Business Combinations.
The Company operated as Rollins Road Acquisition Company (f/k/a Stem, Inc.) (“Legacy Stem”) prior to the Merger (as defined below). Stem, Inc. was incorporated on March 16, 2009 in the State of Delaware and is headquartered in San Francisco, California.
Star Peak Acquisition Corp. Merger
On December 3, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Star Peak Transition Corp. (“STPK”), an entity that was then listed on the New York Stock Exchange under the trade symbol “STPK,” and STPK Merger Sub Corp., a Delaware corporation and wholly-owned subsidiary of STPK (“Merger Sub”), providing for, among other things, and subject to the conditions therein, the combination of the Company and STPK pursuant to the merger of Merger Sub with and into the Company, with the Company continuing as the surviving entity (the “Merger”).

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

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Liquidity
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of the Regulation S-X, assuming the Company will continue as a going concern. As of September 30, 2022, the Company had cash and cash equivalents of $100.1 million, short-term investments of $193.4 million, an accumulated deficit of $596.8 million and net working capital of $296.7 million, with $17.0 million of financing obligations coming due within the next 12 months. During the nine months ended September 30, 2022, the Company incurred a net loss of $88.8 million and had negative cash flows from operating activities of $68.6 million. However, the net proceeds from the Merger of $550.3 million, the proceeds of $145.3 million from the exercise of Public Warrants (as described in Note 11 — Warrants), and the net proceeds of $445.7 million from the issuance of the Company’s 0.50% Green Convertible Senior Notes due 2028 (the “2028 Convertible Notes”) (as described in Note 10 — Convertible Promissory Notes) provided the Company with a significant amount of cash proceeds. As discussed in Note 6 — Business Combinations, the Company acquired 100% of the issued and outstanding capital stock of AlsoEnergy for an aggregate purchase price of $652.0 million, including $543.1 million in cash net of a working capital adjustment for an escrow recovery and $108.9 million in common stock. The Company believes that its cash position is sufficient to meet capital and liquidity requirements for at least the next 12 months after the date that the financial statements are available to be issued.
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
Supply Chain Constraints and Risk; COVID-19
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
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with GAAP for interim reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the condensed balance sheet at December 31, 2021 has been derived from the audited financial statements at that

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
date, but certain notes or other information that are normally required by GAAP have been omitted if they substantially duplicate the disclosures contained in the Company’s annual audited consolidated financial statements. In the opinion of Stem management, all normal and recurring adjustments considered necessary for a fair statement of the results for the interim period presented have been included in the accompanying unaudited financial statements. The unaudited condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and consolidated variable interest entities (“VIEs”). The Company presents non-controlling interests within the equity section of its condensed consolidated balance sheets, and the amount of consolidated net (loss) income that is attributable to Stem and the non-controlling interest in its condensed consolidated statements of operations. All intercompany balances and transactions have been eliminated in consolidation. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2021. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2022 or for any other future interim period or year.

Variable Interest Entities
Beginning in January 2022, the Company formed DevCo JVs with the purpose of originating potential battery storage facility projects in the specific locations and conducting early-stage planning and development activities. The Company determined that the DevCo JVs are variable interest entities (“VIEs”) as they lack sufficient equity to finance their activities without additional financial support. The Company determined that it has both (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (2) the obligation to absorb losses or receive benefits from the VIE that could potentially be significant. Accordingly, the Company has determined that it is the primary beneficiary of the DevCo JVs, and as a result, the DevCo JVs’ operating results, assets and liabilities are consolidated by the Company, with third party minority owners’ share presented as noncontrolling interest. The Company applied the hypothetical liquidation at book value method in allocating recorded net income (loss) to each owner based on the change in the reporting period, of the amount of net assets of the entity to which each owner would be entitled to under the governing contracts in a liquidation scenario.
The following table summarizes the carrying values of the assets and liabilities of the DevCo JVs that are consolidated by the Company as of September 30, 2022 (in thousands):

September 30, 2022
Assets
Cash and cash equivalents	$5,732
Other current assets	42
Other noncurrent assets	2,350
Total assets	8,124
Liabilities
Accounts payable	447
Other current liabilities	$74
Total liabilities	$521
For the nine months ended September 30, 2022, the Company contributed approximately $6.6 million in capital investments for hardware purchases. The net income from the DevCo JVs during the nine months ended September 30, 2022 was immaterial.

Reclassifications
Certain prior year amounts have been reclassified for consistency with the current year presentation. Such reclassifications have no impact on previously reported net (loss) income, stockholders' equity (deficit), or cash flows. For the nine months ended September 30, 2021, a $4.2 million net cash outflow was reclassed from Other assets to Deferred costs with suppliers in the consolidated statements of cash flows. This change had no impact to net cash used in operating activities.

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
Segment Information
Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is the CODM. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, management has determined that the Company operates as one operating segment that is focused exclusively on innovative technology services that transform the way energy is distributed and consumed. The operations acquired as part of the acquisition of AlsoEnergy have been included in the Company’s operating segment. Net assets outside of the U.S. were less than 10% of total net assets as of September 30, 2022 and December 31, 2021.
Concentration of Credit Risk and Other Uncertainties
At times, the Company may be subject to a concentration of credit risk in relation to certain customers due to the purchase of large energy storage systems made by such customers. The Company routinely assesses the creditworthiness of its customers. The Company has not experienced any material losses related to receivables from individual customers, or groups of customers, during the nine months ended September 30, 2022 and 2021. The Company does not require collateral. Due to these factors, no additional credit risk beyond amounts provided for credit losses is believed by management to be probable in the Company’s accounts receivable.
Significant Customers
A significant customer represents 10% or more of the Company’s total revenue or accounts receivable, net balance at each reporting date. For each significant customer, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable are as follows:

	Accounts Receivable		Revenue		Revenue
	September 30,	December 31,	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021	2022	2021
Customers:
Customer A	*	23%	*	*	*	*
Customer B	*	15%	*	15%	*	11%
Customer C	*	13%	*	22%	*	12%
Customer D	60%	*	58%	*	52%	*
Customer E	*	*	*	*	*	11%
Customer F	*	*	*	*	*	13%
Customer G	*	*	12%	*	*	*
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

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
Financial assets and liabilities held by the Company measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 include cash and cash equivalents, short-term investments, and convertible promissory notes.
Recently Adopted Accounting Standards
The Company has adopted ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40), effective January 1, 2022 using the modified retrospective approach. ASU 2020-06 simplifies the accounting for convertible instruments. The guidance removes certain accounting models which separate conversion features from the host contract for convertible instruments. As a result of the adoption of ASU 2020-06, the 2028 Convertible Notes are no longer bifurcated into separate liability and equity components in the September 30, 2022 condensed consolidated balance sheet. Rather, the $460.0 million principal amount of the Company’s 2028 Convertible Notes was classified as a liability in the September 30, 2022 condensed consolidated balance sheet. Upon adoption of ASU 2020-06, an adjustment was recorded to the 2028 Convertible Notes liability component, equity component (additional paid-in-capital) and accumulated deficit. The cumulative effect of the change was recognized as an adjustment to the opening balance of accumulated deficit at the date of adoption. The comparative information has not been restated and continues to be presented according to accounting standards in effect for those periods. This adjustment was calculated based on the carrying amount of the 2028 Convertible Notes as if it had always been treated only as a liability. Further, an adjustment was recorded to the debt discount and issuance costs as if these had always been treated as a contra liability only. Interest expense related to the accretion of the 2028 Convertible Notes is no longer recognized. Interest expense for the 2028 Convertible Notes for the three and nine months ended September 30, 2022 would have been $3.9 million and $11.4 million higher without the adoption of ASU 2020-06, respectively. As such, net loss attributable to the Company per common share for the three and nine months ended September 30, 2022 is $0.03 and $0.07 lower due to the effect of adoption of ASU 2020-06, respectively.
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

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
3.REVENUE
Disaggregation of Revenue
The following table provides information on the disaggregation of revenue as recorded in the consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Hardware revenue	$85,809	$34,886	$171,358	$59,609
Services and other revenue	13,692	4,947	36,178	14,982
Total revenue	$99,501	$39,833	$207,536	$74,591
The table above includes AlsoEnergy’s hardware and services and other revenue of $9.5 million and $7.1 million, respectively, for the three months ended September 30, 2022 and $21.2 million and $19.1 million, respectively, for the nine months ended September 30, 2022.
The following table summarizes reportable revenue by geographic regions determined based on the location of the customers (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2022	2022
United States	$97,815	$201,475
Rest of the world	1,686	6,061
Total revenue	$99,501	$207,536
Remaining Performance Obligations
Remaining performance obligations represent contracted revenue that has not been recognized, which include contract liabilities (deferred revenue) and amounts that will be billed and recognized as revenue in future periods. As of September 30, 2022, the Company had $365.8 million of remaining performance obligations, and the approximate percentages expected to be recognized as revenue in the future are as follows (in thousands, except percentages):

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Total Remaining Performance Obligations	Percent Expected to be Recognized as Revenue
		Less Than One Year	Two to Five Years	Greater Than Five Years
Services and other revenue	$264,195	17%	51%	32%
Hardware revenue	101,603	98%	2%	—%
Total revenue	$365,798
Contract Balances
Deferred revenue primarily includes cash received in advance of revenue recognition related to energy optimization services and incentives. The following table presents the changes in the deferred revenue balance during the nine months ended September 30, 2022 (in thousands):

Beginning balance as of January 1, 2022	$37,443
Deferred revenue acquired upon business combination	49,626
Upfront payments received from customers	113,101
Upfront or annual incentive payments received	4,592
Revenue recognized related to amounts that were included in beginning balance of deferred revenue	(16,122)
Revenue recognized related to amounts that were included in acquired balance of deferred revenue	(3,338)
Revenue recognized related to deferred revenue generated during the period	(66,612)
Ending balance as of September 30, 2022	$118,690
4.SHORT-TERM INVESTMENTS
The following tables summarize the estimated fair value of the Company’s short-term investments and the gross unrealized holding losses and gains as of September 30, 2022 and December 31, 2021 (in thousands):

	As of September 30, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Corporate debt securities	$25,323	$—	$(292)	$25,031
Commercial paper	25,911	—	—	25,911
U.S. government bonds	118,810	—	(1,711)	117,099
Certificate of deposits	18,180	—	—	18,180
Treasury bills	4,708	—	(7)	4,701
Agency bonds	2,501	—	(20)	2,481
Total short-term investments	$195,433	$—	$(2,030)	$193,403

	As of December 31, 2021
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Corporate debt securities	$42,174	$11	$(52)	$42,133
Commercial paper	20,743	—	—	20,743
U.S. government bonds	86,265	—	(135)	86,130
Certificate of deposits	21,501	6	—	21,507
Agency bonds	2,500	—	(5)	2,495
Total short-term investments	$173,183	$17	$(192)	$173,008

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the contractual maturities of the Company’s short-term investments as of September 30, 2022 (in thousands):

	As of September 30, 2022
	Amortized cost	Estimated Fair Value
Due within one year	$144,466	$143,613
Due between one to two years	50,967	49,790
Total	$195,433	$193,403

The Company periodically reviews the individual securities that have unrealized losses on a regular basis to evaluate whether or not any security has experienced, or is expected to experience, credit losses resulting in the decline in fair value. The Company evaluates, among other factors, whether the Company intends to sell any of these marketable securities and whether it is more likely than not that the Company will be required to sell any of them before recovery of the amortized cost basis. During the nine months ended September 30, 2022, the Company did not record an allowance for credit losses, as management believes any such losses would be immaterial based on the investment-grade credit rating for each of the short-term investments as of the end of each period.

5.FAIR VALUE MEASUREMENTS
Fair value accounting is applied for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. At September 30, 2022 and December 31, 2021, the carrying amount of accounts receivable, other current assets, accounts payable, and accrued and other current liabilities approximated their estimated fair value due to their relatively short maturities.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table provides the financial instruments measured at fair value (in thousands):

	September 30, 2022
	Level 1	Level 2	Level 3	Fair Value
Assets
Cash equivalents:
Money market fund	$540	$—	$—	$540
Commercial paper	—	5,372	—	5,372
Total cash equivalents	540	5,372	—	5,912
Debt securities:
Corporate debt securities	—	25,031	—	25,031
Commercial paper	—	25,911	—	25,911
U.S. government bonds	—	117,099	—	117,099
Certificate of deposits	—	18,180	—	18,180
Treasury bills	—	4,701	—	4,701
Agency bonds	—	2,481	—	2,481
Total financial assets	$540	$198,775	$—	$199,315

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
Fair Value of Convertible Promissory Notes
The convertible notes are recorded at face value less unamortized debt issuance costs (see Note 10 — Convertible Promissory Notes for additional details) on the condensed consolidated balance sheet as of September 30, 2022. As of September 30, 2022, the estimated fair value of the convertible notes was $341.7 million based on Level 2 quoted bid prices of the convertible notes in an over-the-counter market on the last trading date of the reporting period.
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
The total consideration to acquire AlsoEnergy was $652.0 million, comprised of $543.1 million in cash, net of a working capital adjustment for an escrow recovery, and $108.9 million in the form of 8,621,006 shares of the Company’s common stock. The Company incurred $6.1 million of transaction costs related to the acquisition of AlsoEnergy, which were recorded in general and administrative expense during the nine months ended September 30, 2022.
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

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table summarizes the fair values of assets acquired and liabilities assumed in the acquisition of AlsoEnergy at the date of acquisition (in thousands):

Assets Acquired
Cash	$10,135
Accounts receivable	9,614
Other current assets	1,795
Inventory	3,701
Operating lease right-of-use assets	1,333
Separately identifiable intangible assets acquired other than goodwill	152,100
Other noncurrent assets	1,032
Total identifiable assets acquired	179,710
Liabilities Assumed
Accounts payable	1,985
Other current liabilities	1,596
Accrued payroll	2,533
Deferred revenue, current portion	17,486
Lease liabilities, current portion	431
Deferred revenue, noncurrent	32,140
Lease liabilities, noncurrent	902
Deferred tax liability	15,476
Other noncurrent liabilities	150
Total liabilities assumed	72,699
Total net identifiable assets acquired	107,011
Goodwill	545,016
Total consideration	$652,027

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
The Company included the financial results of AlsoEnergy in its unaudited condensed consolidated financial statements from the acquisition date, which contributed revenue of $16.6 million and $40.3 million of revenue during the three and nine months ended September 30, 2022, respectively, and net loss of $5.6 million and $14.9 million during the three and nine months ended September 30, 2022, respectively.
Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information summarizes the combined results of operations for the Company and AlsoEnergy, as if the acquisition had occurred on January 1, 2021. The pro forma financial information is as follows (in thousands):

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total revenue	$99,501	$56,730	$211,372	$116,732
Net loss	$(34,275)	$111,245	$(96,686)	$(88,228)
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
7.GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
Goodwill consists of the following (in thousands):

	September 30,	December 31,
	2022	2021
Goodwill	$547,556	$1,625
Recovery of escrow from AlsoEnergy acquisition	(915)	—
Effect of foreign currency translation	(7)	116
Total goodwill	$546,634	$1,741

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Intangible Assets, Net
Intangible assets, net, consists of the following (in thousands):

	September 30,	December 31,
	2022	2021
Developed technology	$30,600	$500
Trade name	11,300	—
Customer relationships	106,800	—
Backlog	3,900	—
Internally developed software	44,078	29,706
Intangible assets	196,678	30,206
Less: Accumulated amortization	(33,123)	(16,276)
Add: Currency translation adjustment	(2)	36
Total intangible assets, net	$163,553	$13,966
Amortization expense for intangible assets was $6.5 million and $1.4 million for the three months ended September 30, 2022 and 2021, respectively, and $16.9 million and $3.8 million for the nine months ended September 30, 2022 and 2021, respectively.
8.ENERGY STORAGE SYSTEMS, NET
Energy Storage Systems, Net
Energy storage systems, net, consists of the following (in thousands):

	September 30,	December 31,
	2022	2021
Energy storage systems placed into service	$144,227	$143,592
Less: accumulated depreciation	(55,511)	(45,250)
Energy storage systems not yet placed into service	6,112	7,772
Total energy storage systems, net	$94,828	$106,114
Depreciation expense for energy storage systems was approximately $3.8 million and $3.6 million for the three months ended September 30, 2022 and 2021, respectively, and approximately $11.2 million and $10.8 million for the nine months ended September 30, 2022 and 2021, respectively. Depreciation expense is recognized in cost of services and other revenue.
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
2021 Credit Agreement
In January 2021, a wholly owned Canadian subsidiary of the Company entered into a credit agreement to provide a total of $2.7 million towards the financing of certain energy storage systems. The credit agreement is structured on a non-recourse basis and the system will be operated by the Company. The credit agreement has a stated interest of 5.45% and a maturity date of June 2031. The Company received an advance under the credit agreement of $1.8 million in January 2021. The repayment of advances received under this credit agreement is determined by the lender based on the proceeds generated by the Company through the operation of the underlying energy storage systems. As of September 30, 2022, and December 31, 2021, the outstanding balance was $1.8 million and $1.9 million, respectively. The Company was in compliance with all covenants contained in the 2021 Credit Agreement as of September 30, 2022.
The Company’s outstanding debt consisted of the following as of September 30, 2022 (in thousands):

September 30, 2022
Outstanding principal	$1,768
Unamortized discount	(185)
Carrying value of debt	$1,583
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
Upon adoption of ASU 2020-06, the Company allocated all of the debt discount to long-term debt. The debt discount is amortized to interest expense using the effective interest method, computed to be 0.9%, over the life of the 2028 Convertible Notes or approximately its seven-year term. The outstanding 2028 Convertible Notes balances as of September 30, 2022 are summarized in the following table (in thousands):

September 30, 2022
Long Term Debt
Outstanding principal	$460,000
Unamortized initial purchaser’s debt discount and debt issuance cost	(12,589)
Net carrying amount	$447,411

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents total interest expense recognized related to the 2028 Convertible Notes during the three and nine months ended September 30, 2022 (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2022	2022
Cash interest expense
Contractual interest expense	$575	$1,725
Non-cash interest expense
Amortization of debt discount and debt issuance cost	497	1,488
Total interest expense	$1,072	$3,213
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
11.WARRANTS
Legacy Stem Warrants
Prior to the Merger, the Company had issued warrants to purchase shares of Legacy Stem’s preferred stock in conjunction with various debt financings. The Company has also issued warrants to purchase shares of Legacy Stem’s common stock. Upon effectiveness of the Merger, the Company had 50,207,439 warrants outstanding, of which substantially all were converted into 2,759,970 shares of common stock of Stem. Upon conversion of the warrants, the existing warrant liabilities were remeasured to fair value resulting in a gain on remeasurement of $100.9 million and a total warrant liability of $60.6 million, which was then reclassified to additional paid-in-capital. At September 30, 2022, there were 2,533 Legacy Stem Warrants outstanding. These instruments are exercisable into the Company’s common stock and are equity classified.
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

Stock Options
The following table summarizes the stock option activity for the period ended September 30, 2022:

	Number of Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Balances as of December 31, 2021	8,766,466	$6.01	7.1	$123,562
Options granted	1,255,490	9.27
Options exercised	(1,475,542)	2.32
Options forfeited and expired	(249,863)	14.83
Balances as of September 30, 2022	8,296,551	$6.89	6.8	$67,741
Options vested and exercisable — September 30, 2022	5,389,460	$3.80	5.8	$55,096
As of September 30, 2022, the Company had approximately $20.4 million of remaining unrecognized stock-based compensation expense for stock options, which is expected to be recognized over a weighted average period of 1.9 years.

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Restricted Stock Units
The following table summarizes the RSU activity for the period ended September 30, 2022:

	Number of RSUs Outstanding	Weighted-Average Grant Date Fair Value Per Share
Balances as of December 31, 2021	1,799,677	$36.01
RSUs granted	5,434,757	9.09
RSUs vested	(191,672)	27.60
RSUs forfeited	(485,478)	15.85
Balances as of September 30, 2022	6,557,284	$15.44

As of September 30, 2022, the Company had approximately $78.3 million of remaining unrecognized stock-based compensation expense for RSUs, which is expected to be recognized over a weighted average period of 2.5 years.

Stock-Based Compensation
The following table summarizes stock-based compensation expense recorded in each component of operating expenses in the Company’s consolidated statements of operations and comprehensive (loss) income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Sales and marketing	$1,172	$723	$3,102	$975
Research and development	1,589	965	3,458	1,384
General and administrative	4,917	4,511	13,850	5,624
Total stock-based compensation expense	$7,678	$6,199	$20,410	$7,983
Research and development expenses of $0.6 million and $1.7 million corresponding to internal-use software, were capitalized during the three and nine months ended September 30, 2022, respectively.

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
13.NET (LOSS) INCOME PER SHARE
The following table sets forth the computation of basic and diluted net (loss) income per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator - Basic:
Net (loss) income per share attributable to Stem common stockholders, basic	$(34,279)	$115,612	$(88,781)	$(67,157)

Numerator - Diluted:
Net (loss) income per share attributable to Stem common stockholders, basic	(34,279)	115,612	(88,781)	(67,157)
Less: Gain from decrease in fair value and redemption of warrants	—	(137,001)	—	—
Net loss attributable to Stem common stockholders, diluted	(34,279)	(21,389)	(88,781)	(67,157)

Denominator:
Weighted-average number of shares outstanding used to compute net (loss) income per share attributable to Stem common stockholders, basic	154,392,573	135,231,146	153,043,010	92,436,649
Dilutive potential common shares	—	5,054,019	—	—
Weighted-average number of shares outstanding used to compute net (loss) income per share attributable to Stem common stockholders, diluted	154,392,573	140,285,165	153,043,010	92,436,649

Net (loss) income per share attributable to common stockholders, basic	$(0.22)	$0.85	$(0.58)	$(0.73)
Net loss per share attributable to common stockholders, diluted	$(0.22)	$(0.15)	$(0.58)	$(0.73)
The following table shows total outstanding potentially dilutive shares excluded from the computation of diluted (loss) income per share as their effect would have been anti-dilutive, as of September 30, 2022 and 2021:

	September 30, 2022	September 30, 2021
Outstanding 2028 Convertible Notes	15,730,390	—
Outstanding stock options	8,296,551	9,165,901
Outstanding warrants	2,533	23,673
Outstanding RSUs	6,557,284	1,759,077
Total	30,586,758	10,948,651
14.INCOME TAXES
The following table reflects the Company’s (provision for) benefit from income taxes and the effective tax rates for the periods presented below (in thousands, except effective tax rate):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Loss before (provision for) benefit from income taxes	$(34,256)	$115,612	$(103,982)	$(67,157)
(Provision for) benefit from income taxes	$(19)	$—	$15,201	$—
Effective tax rate	0.1%	—%	14.6%	—%

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
For the nine months ended September 30, 2022, the Company recognized a benefit from income taxes of $15.2 million, representing an effective tax rate of 14.6%, which was lower than the statutory federal tax rate due to a $15.3 million tax benefit from the acquisition of AlsoEnergy Holdings, Inc. for a partial valuation allowance release on U.S. Deferred tax assets due to the deferred tax liability established in purchase accounting on the acquired intangibles during the three months ended March 31, 2022. For the three months ended September 30, 2022, the Company recognized an income tax expense of $19 thousand, representing an effective tax rate of 0.05%, which was lower than the statutory federal tax rate due to the valuation allowance against the Company’s U.S. deferred tax assets.
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
Commitments
On February 1, 2022, as part of the acquisition of AlsoEnergy, the Company recognized a $1.3 million operating lease liability and corresponding operating lease right-of-use (“ROU”) asset, which are included in the condensed consolidated balance sheet as of September 30, 2022. The operating lease liability and operating lease ROU asset correspond to 15,847 and 13,947 square feet of leased office, manufacturing, laboratory and warehouse space in Boulder, Colorado and Longmont, Colorado, respectively. As of the acquisition date, the remaining lease terms for Boulder and Longmont are for 34 and 35 months, respectively. These lease agreements contemplate options to extend the non-cancelable lease term, which have been determined not reasonably certain to be exercised. Combined base rent for these two locations is $39,725 per month with escalating payments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Note Regarding Forward-Looking Statements
This third quarter 2022 Form 10-Q, as well as other statements we make, contains “forward-looking statements” within the meaning of the federal securities laws, which include any statements that are not historical facts. Such statements often contain words such as “expect,” “may,” “can,” “believe,” “predict,” “plan,” “potential,” “projected,” “projections,” “forecast,” “estimate,” “intend,” “anticipate,” “ambition,” “goal,” “target,” “think,” “should,” “could,” “would,” “will,” “hope,” “see,” “likely,” and other similar words.
Forward-looking statements address matters that are, to varying degrees, uncertain, such as statements about our financial and performance targets and other forecasts or expectations regarding, or dependent on, our business outlook; the expected synergies of the combined Stem and AlsoEnergy company; our ability to continue to successfully integrate the combined companies; our ability to security sufficient inventory from suppliers to meet customer demand; our ability to manage supply chain issues and manufacturing or delivery delays; our joint ventures, partnerships and other alliances; reduction of greenhouse gas (“GHG”) emissions; the integration and optimization of energy resources; our business strategies and those of our customers; the global commitment to decarbonization; our ability to retain or upgrade current customers, further penetrate existing markets or expand into new markets; our ability to manage our supply chains and distribution channels and the effects of natural disasters and other events beyond our control, such as the COVID-19 pandemic and variants thereof, and government and business responses thereto; the impact of the ongoing conflict in Ukraine; our ability to meet contracted customer demand; the expected impact of the Inflation Reduction Act on our business; and future results of operations, including revenue and Adjusted EBITDA.
Such forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements, including but not limited to our inability to secure sufficient inventory from our suppliers to meet customer demand, and provide us with contracted quantities of equipment; supply chain interruptions and manufacturing or delivery delays; disruptions in sales, production, service or other business activities; general economic, geopolitical and business conditions in key regions of the world, including inflationary pressures, general economic slowdown or a recession, increasing interest rates, and changes in monetary policy; the ongoing effects of the COVID-19 pandemic on our workforce, operations, financial results and cash flows; the effects of the ongoing conflict in Ukraine; the results of operations and financial condition of our customers and suppliers; pricing pressure; inflation; weather and seasonal factors; challenges, disruptions and costs of integrating AlsoEnergy and achieving anticipated synergies, or such synergies taking longer to realize than expected; risks that the integration disrupts current plans and operations that may harm our business; uncertainty as to the effects of the transaction on the long-term value of our common stock; our ability to continue to grow and to manage our growth effectively; our ability to attract and retain qualified employees and key personnel; our ability to comply with, and the effect on their businesses of, evolving legal standards and regulations, particularly concerning data protection and consumer privacy and evolving labor standards; risks relating to the development and performance of our energy storage systems and software-enabled services; our inability to retain or upgrade current customers, further penetrate existing markets or expand into new markets; the risk that our business, financial condition and results of operations may be adversely affected by other political, economic, business and competitive factors; and other risks and uncertainties set forth in our most recent Forms 10-K, 10-Q and 8-K filed with or furnished to the SEC. If one or more of these or other risks or uncertainties materialize (or the consequences of any such development changes), or should our underlying assumptions prove incorrect, actual outcomes may vary materially from those reflected in our forward-looking statements. Forward-looking and other statements in this Form 10-Q regarding our environmental, social and other sustainability plans and goals are not an indication that these statements are necessarily material to investors or required to be disclosed in our filings with the SEC. In addition, historical, current, and forward-looking environmental, social and sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. Statements in this Form 10-Q are made as of November 3, 2022, and Stem disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise.
You should read the following management’s discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included under Part I, Item 1 of this Quarterly Report on Form 10-Q. This discussion and analysis should also be read together with our audited consolidated financial statements and related notes, as well as the section entitled “Stem’s Management’s Discussion and Analysis of Financial Condition and Results or Operations” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. You should carefully read the sections entitled “Special Note Regarding Forward-Looking Statements” contained herein and the section entitled “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and our Quarterly Report for the quarter ended March 31, 2022 and June 30, 2022, to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.

Throughout this section, unless otherwise noted “we,” “us,” “our” and the “Company” refer to Stem and its consolidated subsidiaries.

Overview
Our mission is to build and operate the largest, digitally connected, intelligent renewable energy network for our customers. In order to fulfill our mission, we provide our customers, which include commercial and industrial (“C&I”) enterprises as well as independent power producers, renewable project developers, utilities and grid operators, with (i) an energy storage system, sourced from leading, global battery original equipment manufacturers (“OEMs”), that we deliver through our partners, including developers, distributors, and engineering, procurement and construction firms and (ii) solar, energy storage and EV charging infrastructure monitoring, control, optimization, and reporting through our Athena® artificial intelligence (“AI”) platform (“Athena”) and supporting applications, including Athena PowerTrack.
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
Since our inception in 2009, we have engaged in developing and marketing software-enabled services, raising capital, and recruiting personnel. We have incurred net operating losses and negative cash flows from operations each year since our inception. We have financed our operations primarily through proceeds received from the Merger, the issuance of convertible preferred stock, convertible senior notes, debt financing, and cash flows from customers. Our total revenue grew from $39.8 million for the three months ended September 30, 2021 to $99.5 million for the three months ended September 30, 2022. We incurred net losses of $34.3 million for the three months ended September 30, 2022 and net income of $115.6 million for the three months ended September 30, 2021. Our total revenue grew from $74.6 million for the nine months ended September 30, 2021 to $207.5 million for the nine months ended September 30, 2022. For the nine months ended September 30, 2022 and 2021, we incurred net losses of $88.8 million and $67.2 million, respectively. As of September 30, 2022, we had an accumulated deficit of $596.8 million.

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
Acquisition of AlsoEnergy
On February 1, 2022, we acquired 100% of the issued and outstanding capital stock of AlsoEnergy. The transaction combines our storage optimization capabilities with AlsoEnergy’s solar asset performance monitoring and control software. Through AlsoEnergy, we provide end-to-end turnkey solutions that monitor and manage renewable energy systems through AlsoEnergy’s PowerTrack software. PowerTrack includes data acquisitions and monitoring, performance modelling, agency reporting, internal reports, work order tickets, and supervisory control and data acquisition (“SCADA”) controls. AlsoEnergy has deployed systems at various international locations, but its primary customer base is in the United States, Germany and Canada. The total consideration for the AlsoEnergy acquisition was $652.0 million, comprised of $543.1 million paid in cash net of a working capital adjustment for an escrow recovery, and $108.9 million in the form of 8,621,006 shares of our common stock. We incurred $6.1 million of transaction costs related to the acquisition of AlsoEnergy, which were recorded in general and administrative expense during the nine months ended September 30, 2022. See Note 6 — Business Combinations, of the Notes to the unaudited condensed consolidated financial statements in this report, for additional details regarding this transaction.

Key Factors, Trends and Risks Affecting our Business
We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including but not limited to:
Decline in Lithium-Ion Battery Costs
Our revenue growth is directly tied to the continued adoption of energy storage systems by our customers. The cost of lithium-ion energy storage hardware has declined significantly in the last decade and has resulted in a large addressable market today. The market for energy storage is rapidly evolving, and while we believe costs will continue to decline, there is no guarantee. If costs do not continue to decline, or do not decline as quickly as we anticipate, this could adversely affect our ability to increase our revenue and grow our business. The United States Inflation Reduction Act of 2022 (the “IRA”) was signed into law on August 16, 2022 and includes incentives and tax credits aimed at reducing the effects of climate change, such as a tax credit for stand-alone battery storage projects. The implementation of the IRA is expected to further reduce the cost of battery storage systems for certain customers; however, there are numerous restrictions and requirements associated with qualifying for the tax credits and other incentives available under the IRA, and the Company continues to assess how the IRA may affect its business.
Increase in Deployment of Renewables
Deployment of intermittent resources has accelerated over the last decade, and today, wind and solar have become a low cost fuel source. We expect the cost of generating renewable energy to continue to decline and deployments of energy storage systems to increase. As renewable energy sources of energy production are expected to represent a larger proportion of energy generation, grid instability rises due to their intermittency, which can be addressed by energy storage solutions. The IRA is expected to further increase the deployment of renewable energy assets. We are continuing to evaluate the IRA and its requirements, as well as the application to our business and our customers.
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
Government Regulation and Compliance
Although we are not regulated as a utility, the market for our product and services is heavily influenced by federal, state, and local government statutes and regulations concerning electricity. These statutes and regulations, like the IRA, affect electricity pricing, net metering, incentives, taxation, competition with utilities, and the interconnection of customer-owned electricity generation. In the United States and internationally, governments continuously modify these statutes and regulations and acting through state utility or public service commissions, regularly change and adopt different rates for commercial customers. These changes can positively or negatively affect our ability to deliver cost savings to customers.
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
In addition, the global supply chain and our industry have experienced significant disruptions in recent periods. We have seen supply chain challenges and logistics constraints increase, including shortages of inverters, enclosures, battery modules and associated component parts for inverters and battery energy storage systems available for purchase. In certain cases, this has caused delays in critical equipment and inventory, longer lead times, and has resulted in cost volatility. These shortages and delays can be attributed in part to the COVID-19 pandemic and resulting government action, as well as broader macroeconomic conditions that may persist once the immediate effects of the COVID-19 pandemic have subsided, and have been exacerbated by the ongoing conflict between Russia and Ukraine. While we believe that a majority of our suppliers have secured sufficient supply to permit them to continue delivery and installations through the end of 2022, if these shortages and delays persist into 2023, they could adversely affect the timing of when battery energy storage systems can be delivered and installed, and when (or if) we can begin to generate revenue from those systems. In addition, we have experienced and are experiencing varying levels of volatility in costs of equipment and labor resulting in part from disruptions caused by general global economic conditions, including inflationary pressures and the COVID‐19 pandemic.
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
DevCo Cash Advances
From time to time, the Company, through an indirect wholly-owned development subsidiary, has entered into strategic joint ventures with qualified third parties to develop select energy storage power generation projects (“DevCo Projects”), as more fully described above under Note 1 — Business, of the Notes to the unaudited condensed consolidated financial statements in this report. These projects require significant upfront investment by us and involve a high degree of risk. If a DevCo Project fails to reach completion or is significantly delayed, we could lose all or a portion of our development capital investment and our cash advances to purchase hardware. See “We Face Risks Related to our DevCo Business Model” in Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 for additional information about certain risks related to these DevCo Projects.
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
The following table provides a reconciliation of gross margin (GAAP) to non-GAAP gross margin ($ in millions, except for percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$99.5	$39.8	$207.5	$74.6
Cost of revenue	(90.4)	(36.7)	(187.0)	(71.7)
GAAP gross margin	9.1	3.1	20.5	2.9
GAAP gross margin (%)	9%	8%	10%	4%

Adjustments to Gross Margin (1):
Amortization of capitalized software & developed technology	2.9	1.4	7.6	3.8
Impairments	0.4	0.7	2.2	2.0
Non-GAAP gross margin	$12.4	$5.2	$30.3	$8.7
Non-GAAP gross margin (%)	13%	13%	15%	12%

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
The following table provides a reconciliation of Adjusted EBITDA to net loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Net (loss) income attributable to Stem	$(34,279)	$115,612	$(88,781)	$(67,157)
Adjusted to exclude the following:
Depreciation and amortization (1)	11,547	6,003	33,353	17,558
Interest expense	2,520	2,674	8,429	12,835
Loss on extinguishment of debt	—	—	—	5,064
Stock-based compensation	7,678	6,199	20,410	7,983
Vesting of warrants	—	—	—	9,183
Change in fair value of warrants and embedded derivative	—	(137,001)	—	(3,424)
Transaction costs in connection with business combination	—	—	6,068	—
Litigation settlement	—	—	(727)	—
Income tax provision (benefit)	19	—	(15,201)	—
Adjusted EBITDA	$(12,515)	$(6,513)	$(36,449)	$(17,958)
(1) Adjusted EBITDA for the three and nine months ended September 30, 2021 reflects adjustments to depreciation and amortization of approximately $0.7 million and $1.9 million, respectively, for expenses related to impairments, decommissioning and forfeited incentives that were not previously reflected in reported Adjusted EBITDA amounts.

Financial Results and Key Metrics
The following table presents our financial results and our key metrics (in millions unless otherwise noted):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)		(in millions)
Key Financial Metrics
Revenue	$99.5	$39.8	$207.5	$74.6
GAAP gross margin	$9.1	$3.1	$20.5	$2.9
GAAP gross margin (%)	9%	8%	10%	4%
Non-GAAP gross margin	$12.4	$5.2	$30.3	$8.7
Non-GAAP gross margin (%)	13%	13%	15%	12%
Net (loss) income attributable to Stem	$(34.3)	$115.6	$(88.8)	$(67.2)
Adjusted EBITDA	$(12.5)	$(6.5)	$(36.4)	$(18.0)

Key Operating Metrics
12-Month pipeline (in billions)* (1)	$7.2	$2.4	$7.2	$2.4
Bookings (2)	$222.9	$103.7	$599.4	$148.8
Contracted backlog* (3)	$817.2	$312.0	$817.2	$312.0
Contracted storage AUM (in GWh)* (4)	2.4	1.4	2.4	1.4
Solar monitoring AUM (in GW)* (5)	25.0	**	25.0	**
CARR* (6)	$61.4	**	$61.4	**
* at period end
** not available
(1) As described below.
(2) As described below.
(3) Total value of bookings in dollars, as reflected on a specific date. Backlog increases as new contracts are executed (bookings) and decreases as integrated storage systems are delivered and recognized as revenue.

(4) Total GWh of systems in operation or under contract.
(5) Total GW of systems in operation or under contract. During the three months ended September 30, 2022, Solar monitoring AUM declined approximately 7.1 GW as the result of actions taken by AlsoEnergy to migrate or terminate a legacy-acquired software application, primarily used in Europe, that was unprofitable.

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
The following discussion and analysis of our results of operations and our liquidity and capital resources includes the results of operations for AlsoEnergy for the period from February 1, 2022 through September 30, 2022. For additional information, including pro forma results of operations for the three and nine months ended September 30, 2022 and 2021 calculated as if AlsoEnergy had been acquired as of January 1, 2021, see Note 6 — Business Combinations, of the Notes to the unaudited condensed consolidated financial statements in this report.
Components of Our Results of Operations
Revenue
We generate services and other revenue and hardware revenue. Services and other revenue is mainly generated through arrangements with host customers to provide energy optimization services using our proprietary cloud-based software platform coupled with a dedicated energy storage system owned and controlled by us throughout the term of the contract. Fees charged to customers for energy optimization services generally consist of recurring fixed monthly payments throughout the term of the contract and in some arrangements, an installation and/or upfront fee component. We may also receive incentives from utility companies in relation to the sale of our services.

We generate hardware revenue through partnership arrangements consisting of promises to sell an energy storage system to solar plus storage project developers. Performance obligations are satisfied when the energy storage system along with all ancillary hardware components are delivered. The milestone payments received before the delivery of hardware are treated as deferred revenue. We separately generate services and other revenue through partnership arrangements by providing energy optimization services after the developer completes the installation of the project.
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

Cost of services and other revenue includes depreciation of the cost of energy storage systems we own under long-term customer contracts, which includes capitalized fulfillment costs, such as installation services, permitting and other related costs. Cost of revenue may also include any impairment of inventory and energy storage systems, along with system maintenance costs associated with the ongoing services provided to customers. Costs of revenue are recognized as energy optimization and other supporting services are provided to our customers throughout the term of the contract.
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
Other (Income) Expense, Net
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
Other Income (Expenses), Net
Other income (expenses), net consists primarily of income from equity investments and foreign exchange gains or losses.

Results of Operations for the Three Months Ended September 30, 2022 and 2021

	Three Months Ended September 30,		$ Change	% Change
	2022	2021
	(In thousands, except percentages)
Revenue
Services and other revenue	$13,692	$4,947	$8,745	177%
Hardware revenue	85,809	34,886	50,923	146%
Total revenue	99,501	39,833	59,668	150%
Cost of revenue
Cost of services and other revenue	11,445	6,639	4,806	72%
Cost of hardware revenue	78,929	30,057	48,872	163%
Total cost of revenue	90,374	36,696	53,678	146%
Gross margin	9,127	3,137	5,990	191%
Operating expenses:
Sales and marketing	13,187	4,975	8,212	165%
Research and development	10,526	6,268	4,258	68%
General and administrative	18,013	11,024	6,989	63%
Total operating expenses	41,726	22,267	19,459	87%
Loss from operations	(32,599)	(19,130)	(13,469)	70%
Other (expense) income, net:
Interest expense	(2,520)	(2,674)	154	(6)%
Change in fair value of warrants and embedded derivatives	—	137,001	(137,001)	(100)%
Other income, net	863	415	448	108%
Total other (expense) income, net	(1,657)	134,742	(136,399)	(101)%
(Loss) income before (provision for) benefit from income taxes	(34,256)	115,612	(149,868)	(130)%
Provision for income taxes	(19)	—	(19)	100%
Net (loss) income	$(34,275)	$115,612	$(149,887)	(130)%
Net income attributed to non-controlling interests	4	—	4	100%
Net (loss) income attributable to Stem	$(34,279)	$115,612	$(149,891)	(130)%
Revenue
Revenue increased by $59.7 million, or 150%, for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021. The increase was primarily driven by a $50.9 million increase in hardware revenue primarily due to increase in demand for systems related to both FTM and BTM partnership agreements. Services and other revenue increased by $8.7 million primarily due to the inclusion of AlsoEnergy’s revenue in the current period.
Cost of Revenue
Cost of revenue increased by $53.7 million, or 146%, for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021. The increase was primarily driven by an increase in cost of hardware revenue of $48.9 million, which is in line with the increase in demand for systems, as well as an increase of $4.8 million in cost of services and other revenue, primarily related to AlsoEnergy.

Operating Expenses
Sales and Marketing
Sales and marketing expense increased by $8.2 million, or 165%, for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021. The increase was primarily due to an increase of $3.7 million in personnel related expenses primarily as a result of higher headcount, an increase of $3.5 million in amortization expense related to intangible assets from the acquisition of AlsoEnergy, an increase of $0.5 million in office related expenses, and an increase of $0.5 million in amortization of contract origination costs.
Research and Development
Research and development expense increased by $4.3 million, or 68%, for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021. The increase was primarily due to an increase of $3.2 million in personnel related expenses as a result of higher headcount, including AlsoEnergy employees, and an increase of $1.1 million in professional services and other costs.
General and Administrative
General and administrative expense increased by $7.0 million, or 63%, for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021. The increase was primarily driven by an increase of $3.2 million in personnel costs driven by additional headcount, an increase of $2.4 million in insurance and office related costs, and a $1.4 million increase related to bad debt reserves.

Other Income (Expense), Net
Interest Expense
Interest expense decreased by $0.2 million, or 6%, for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021 due to a reduction in financing obligations.
Change in Fair Value of Warrants and Embedded Derivative
The change in fair value of warrants and embedded derivative reflected no activity in the three months ended September 30, 2022 (as no warrants and embedded derivatives were outstanding), as compared to income of $137.0 million in the three months ended September 30, 2021. The $137.0 million income in the three months ended September 30, 2021 resulted from a revaluation gain of warrants and embedded derivatives.
Other Income, Net
Other income, net increased by $0.4 million, or 108%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to an increase in interest income from investments.
Income Tax Expense
During the three months ended September 30, 2022, we recorded a tax expense of $19 thousand compared to no income tax provision during the three months ended September 30, 2021.

Results of Operations for the Nine Months Ended September 30, 2022 and 2021

	Nine Months Ended September 30,		$ Change	% Change
	2022	2021
	(In thousands, except percentages)
Revenue
Services and other revenue	$36,178	$14,982	$21,196	141%
Hardware revenue	171,358	59,609	111,749	187%
Total revenue	207,536	74,591	132,945	178%
Cost of revenue
Cost of services and other revenue	30,219	19,354	10,865	56%
Cost of hardware revenue	156,758	52,343	104,415	199%
Total cost of revenue	186,977	71,697	115,280	161%
Gross margin	20,559	2,894	17,665	610%
Operating expenses:
Sales and marketing	35,284	11,555	23,729	205%
Research and development	28,432	15,502	12,930	83%
General and administrative	54,218	28,730	25,488	89%
Total operating expenses	117,934	55,787	62,147	111%
Loss from operations	(97,375)	(52,893)	(44,482)	84%
Other expense, net:
Interest expense	(8,429)	(12,835)	4,406	(34)%
Loss on extinguishment of debt	—	(5,064)	5,064	(100)%
Change in fair value of warrants and embedded derivatives	—	3,424	(3,424)	(100)%
Other income, net	1,822	211	1,611	764%
Total other expense, net	(6,607)	(14,264)	7,657	(54)%
(Loss) income before (provision for) benefit from income taxes	(103,982)	(67,157)	(36,825)	55%
Benefit from income taxes	15,201	—	15,201	100%
Net loss	$(88,781)	$(67,157)	$(21,624)	32%
Net loss attributed to non-controlling interests	—	—	—	—%
Net loss attributable to Stem	$(88,781)	$(67,157)	$(21,624)	32%
Revenue
Revenue increased by $132.9 million, or 178%, for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. The increase was primarily driven by a $111.7 million increase in hardware revenue primarily due to increase in demand for systems related to both FTM and BTM partnership agreements. Services and other revenue increased by $21.2 million primarily due to the inclusion of AlsoEnergy’s revenue in the current period.
Cost of Revenue
Cost of revenue increased by $115.3 million, or 161%, for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. The increase was primarily driven by an increase in cost of hardware revenue of $104.4 million, which is due to the increase in demand for systems, as well as an increase of $10.9 million in cost of services and other revenue, primarily related to AlsoEnergy.
Operating Expenses
Sales and Marketing
Sales and marketing expense increased by $23.7 million, or 205%, for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. The increase was primarily due to an increase of $9.4 million in personnel related expenses as a result of higher headcount, inclusive of $2.1 million in stock-based compensation expense primarily due to new employee grants, an increase of $9.3 million in amortization expense related to intangible assets from the acquisition of AlsoEnergy, an increase of $2.9 million amortization of contract origination costs, and $2.1 million of additional office-related expenses.
Research and Development
Research and development expense increased by $12.9 million, or 83%, for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. The increase was primarily due to an increase of $10.1 million in personnel related expenses as a result of higher headcount and an increase of $2.8 million in professional services and other expenses.
General and Administrative
General and administrative expense increased by $25.5 million, or 89%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily driven by an increase of $16.6 million in personnel related expenses as a result of higher headcount, inclusive of an $8.2 million increase in stock-based compensation expense due to new employee grants, as well as an increase of $8.9 million in insurance, legal, office, and other expenses.
Other Income (Expense), Net
Interest Expense
Interest expense decreased by $4.4 million, or 34%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The decrease was primarily driven by the repayment of loans and the conversion of convertible notes in relation to the Merger for $7.3 million, partially offset by the recognition of $3.2 million of interest expense corresponding to the 0.50% Green Convertible Notes issued in November 2021.
Loss on Extinguishment of Debt
Loss on extinguishment of debt decreased by $5.1 million, or 100% for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. The decrease was driven by a prior year payment of a $4.0 million penalty on debt extinguishment and the write-off of $1.1 million of unamortized debt issuance costs upon the conversion of our Series D convertible notes in relation to the Merger.

Change in Fair Value of Warrants and Embedded Derivative
The change in fair value of warrants and embedded derivatives reflected no activity in the nine months ended September 30, 2022 (as no warrants and embedded derivatives were outstanding), as compared to income of $3.4 million in the nine months ended September 30, 2021, which resulted from a revaluation gain of warrants and embedded derivatives.
Other Income, Net
Other income (expenses), net increased by $1.6 million, or 764%, for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021 primarily as a result of an increase in interest income from short-term investments.
Income Tax Benefit
During the nine months ended September 30, 2022, we recorded $15.2 million of income tax benefit, as a result of the partial release of our deferred tax asset valuation due to the acquisition of AlsoEnergy. The Company did not record a provision or benefit for income taxes during the nine months ended September 30, 2021.
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

As of September 30, 2022, our principal source of liquidity were cash, cash equivalents, and short-term investments of $293.5 million, which were held for working capital purposes and for investment growth opportunities. Our marketable securities generally consist of high-grade commercial paper, agency bonds, corporate debt securities, U.S. government agency securities, and treasury bills. We believe that our cash position is sufficient to meet our capital and liquidity requirements for at least the next 12 months from the date of issuance of this Form 10-Q.
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
Our long-term liquidity requirements are linked primarily to the continued extension of the Athena platform and supporting applications, including Athena PowerTrack and the use of our balance sheet to improve the terms and conditions associated with the purchase of energy storage systems from our hardware vendors. While we have plans to potentially expand our geographical footprint beyond our current partnerships and enter into joint ventures, those are not required initiatives to achieve our plan.
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
The total financing obligation as of September 30, 2022 was $82.3 million, of which $17.0 million was classified as a current liability.
Notes Payable
2021 Credit Agreement
In January 2021, we entered into a non-recourse credit agreement to provide a total of $2.7 million towards the financing of certain energy storage systems that we own and operate. The credit agreement has a stated interest of 5.45% and a maturity date of June 2031. We received an advance under the credit agreement of $1.8 million in January 2021. The repayment of advances received under this credit agreement is determined by the lender based on the proceeds generated by us through the operation of the underlying energy storage systems. As of September 30, 2022, there were $1.8 million of outstanding borrowings under this credit facility.

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
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(68,634)	$(69,020)
Net cash used in investing activities	(571,925)	(182,057)
Net cash (used in) provided by financing activities	(6,819)	648,819
Effect of exchange rate changes on cash and cash equivalents	(304)	505
Net (decrease) increase in cash and cash equivalents	$(647,682)	$398,247
Operating Activities
During the nine months ended September 30, 2022, net cash used in operating activities was $68.6 million, primarily resulting from our net loss of $88.8 million, adjusted for non-cash charges of $43.6 million and net cash outflow of $23.5 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization of $32.1 million, non-cash interest expense of $1.5 million related to debt issuance costs, stock-based compensation expense of $20.4 million, noncash lease expense of $1.7 million, impairment of energy storage systems of $1.3 million, provision for accounts receivable allowance of $1.9 million, and net amortization of premium on investments of $0.3 million, partially offset by an income tax benefit of $15.1 million and gain on sale of project assets of $0.6 million. The net cash outflow from changes in operating assets and liabilities was primarily driven by an increase in accounts receivable of $75.4 million, an increase in inventory of $2.2 million, an increase in deferred costs with suppliers of $47.8 million, an increase in other assets of $25.2 million, an increase in contract origination costs of $4.8 million, and a decrease in lease liabilities of $1.1 million, offset by an increase in accounts payable of $63.2 million, an increase in accrued expenses and other liabilities of $38.3 million, and an increase in deferred revenue of $31.6 million.
During the nine months ended September 30, 2021, net cash used in operating activities was $69.0 million, primarily resulting from our net loss of $67.2 million, adjusted by non-cash charges of $40.4 million and net cash outflow of $42.2 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization of $15.6 million, non-cash interest expense of $8.1 million, which includes interest expenses associated with debt issuance costs, stock-based compensation expense of $8.0 million, impairment of energy storage systems of $2.2 million, issuance of warrants for services of $9.2 million, noncash lease expense of $0.3 million, and net amortization of premium on investments of $0.3 million, offset by a change in the fair value of warrant liability and embedded derivative of $3.4 million. The net cash outflow from changes in operating assets and liabilities was primarily driven by an increase in accounts receivable of $21.4 million, an increase in other assets of $13.9 million, an increase in deferred costs with suppliers of $4.2 million, a decrease in deferred revenue of $3.5 million, an increase in inventory of $3.4 million, an increase in contract origination costs of

$1.9 million, and a decrease in lease liabilities of $0.3 million, partially offset by an increase in accounts payable of $2.9 million and accrued expenses and other liabilities of $3.3 million.
Investing Activities
During the nine months ended September 30, 2022, net cash used for investing activities was $571.9 million, primarily consisting of $533.0 million used for our acquisition of AlsoEnergy, net of cash acquired, $22.5 million in net purchases of available-for-sale investments, $0.5 million in purchases of energy systems, $12.7 million in capital expenditures on internally-developed software, $3.0 million in capital expenditures on project assets, and $1.5 million in purchases of property plant and equipment, offset by proceeds from sale of project assets of $1.3 million.
During the nine months ended September 30, 2021, net cash used for investing activities was $182.1 million, consisting of $171.1 million in purchases of available-for-sale investments, $6.2 million in purchases of energy systems, $4.3 million in capital expenditures on internally-developed software, and $0.5 million in purchases of property and equipment.
Financing Activities
During the nine months ended September 30, 2022, net cash used in financing activities was $6.8 million, primarily consisting of the repayment of financing obligations of $7.6 million and payments for taxes related to net share settlement of stock options of $2.3 million, partially offset by proceeds from exercise of stock options of $1.2 million, proceeds from other financing transactions of $1.5 million, and an investment from non-controlling interests of $0.4 million.
During the nine months ended September 30, 2021, net cash provided by financing activities was $648.8 million, primarily consisting of net proceeds from the Merger and PIPE financing of $550.3 million, proceeds from the exercise of stock options of $148.3 million, proceeds from financing obligations of $4.9 million, net proceeds from issuance of notes payable of $3.9 million, and net proceeds from issuance of convertible notes of $1.1 million, partially offset by repayment of notes payable of $41.4 million, payments for taxes related to net share settlement of stock options of $12.6 million, and repayment of financing obligations of $5.7 million.
Contractual Obligations and Commitments
As of September 30, 2022, there have been no material changes to our contractual obligations described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
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
Based on management’s evaluation (under the supervision and with the participation of our CEO and our CFO) as of September 30, 2022, of the effectiveness of the design and operation of our Disclosure Controls, our CEO and CFO have concluded that, as of the end of the period covered by this report, our Disclosure Controls were not effective due to material weaknesses identified in our internal control over financial reporting as disclosed below.
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
Specifically, the material weaknesses identified related to (i) accounting for energy storage systems, deferred cost of goods sold and inventory, (ii) ineffective internal controls over review of the Company’s unaudited condensed consolidated financial statements and related disclosures, (iii) a lack of formality in our internal control activities, especially related to management review-type controls, and (iv) ineffective internal controls over the review of certain revenue recognition calculations. With respect to energy storage systems, inventory and deferred cost of goods sold, we did not properly track inflows and outflows, including the valuation of energy storage systems, due in part to the systems that the Company used to track and value energy storage systems and inventory. With respect to a lack of formality in our control activities, we did not sufficiently establish formal policies and procedures to design effective controls, establish responsibilities to execute these policies and procedures and hold individuals accountable for performance of these responsibilities, including over review of revenue recognition calculations. We had multiple control deficiencies aggregating to a material weakness in internal control over financial reporting.
Remediation Activities
Our management, with oversight of the Audit Committee of our Board of Directors, continues to devote significant time, attention and resources to remediating the aforementioned material weaknesses in its internal control over financing reporting, and believes that we have made significant progress to that end. The material weaknesses will be considered remediated when management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. As of September 30, 2022, the Company had taken, or initiated, as the case may be, the following steps intended to remediate the material weaknesses described above and strengthen its internal control over financial reporting that, as of September 30, 2022, had not yet been fully implemented or had not been in place for a sufficient period of time to demonstrate that they were having their desired effect:
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
Changes in Internal Control over Financial Reporting
Other than the remediation actions to address the existing material weaknesses as described above, there were no changes in our internal controls over financial reporting during the third quarter of 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Internal Controls
Our management, including our CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Furthermore, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in business conditions or deterioration in the degree of compliance with policies or procedures.

Part II - Other Information
ITEM 1. LEGAL PROCEEDINGS
The information with respect to this Item 1 is set forth under Note 15 — Commitments and Contingencies, of the Notes to the unaudited condensed consolidated financial statements in this report.

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and in Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBIT INDEX

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation, dated April 28, 2021 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 4, 2021).
3.2	Amended and Restated Bylaws, dated October 27, 2022 (incorporated by reference to Exhibit 3 to the Current Report on Form 8-K filed on October 31, 2022).
10.1*	Form of Global Restricted Stock Unit Award Agreement
10.2*	First Amended and Restated Master Supply Agreement for Purchase and Sale of Energy Storage Equipment, dated as of September 14, 2022, by and between Powin Energy Corporation and Stem, Inc.††
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*Filed herewith
**Furnished herewith
†† Information in this exhibit (indicated by brackets) has been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 3, 2022.

STEM, INC.

By:	/s/ William Bush
William Bush
Chief Financial Officer
(Principal Financial Officer)