Form 10-K
period 2022-12-31
STEM, INC.
filed 2023-02-17
CIK 1758766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————————————
FORM 10-K
—————————————————

☒	QUARTERLY ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	QUARTERLY TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from ________ to ________

STEM, INC.
(Exact name of registrant as specified in its charter)

Delaware	333-251397	85-1972187
(State or Other Jurisdiction of Incorporation or Organization)	(Commission File Number)	(IRS Employer Identification No.)
100 California St., 14th Fl, San Francisco, California 94111
(Address of principal executive offices including zip code)
1-877-374-7836
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001	STEM	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None.
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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2022, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was $1.026 billion.

As of February 9, 2023, the number of shares of common stock outstanding was 154,574,741.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and is incorporated by reference from, Stem’s definitive proxy statement for its 2023 Annual Meeting of Stockholders, to be filed by Stem with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A within 120 days after December 31, 2022 (the “2023 Proxy Statement”).

STEM, INC.
Annual Report on Form 10-K
For the Year Ended December 31, 2022

Forward-Looking Statements
This Annual Report on Form 10-K contain “forward-looking statements” within the meaning of the federal securities laws, which include any statements that are not historical facts. Such statements often contain words such as “expect,” “may,” “can,” “believe,” “predict,” “plan,” “potential,” “projected,” “projections,” “forecast,” “estimate,” “intend,” “anticipate,” “ambition,” “goal,” “target,” “think,” “should,” “could,” “would,” “will,” “hope,” “see,” “likely,” and other similar words.
Forward-looking statements address matters that are, to varying degrees, uncertain, such as statements about financial and performance targets and other forecasts or expectations regarding, or dependent on, our business outlook; the expected benefits of the combined Stem/AlsoEnergy company; our ability to secure sufficient and timely inventory from suppliers; our ability meet contracted customer demand; our ability to manage supply chain issues and manufacturing or delivery delays; our joint ventures, partnerships and other alliances; forecasts or expectations regarding energy transition and global climate change; reduction of greenhouse gas (“GHG”) emissions; the integration and optimization of energy resources; our business strategies and those of our customers; our ability to retain or upgrade current customers, further penetrate existing markets or expand into new markets; our ability to manage our supply chains and distribution channels and the effects of natural disasters and other events beyond our control; our response to the COVID-19 pandemic and our preparedness for other widespread health emergencies;(and government and business responses thereto); the ongoing conflict in Ukraine; the expected benefits of the Inflation Reduction Act of 2022 on our business; and future results of operations, including Adjusted EBITDA.
Such forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements, including but not limited to our inability to secure sufficient and timely inventory from our suppliers,, and provide us with contracted quantities of equipment; our inability to meet contracted customer demand; supply chain interruptions and manufacturing or delivery delays; disruptions in sales, production, service or other business activities; general economic, geopolitical and business conditions in key regions of the world, including inflationary pressures, general economic slowdown or a recession, increasing interest rates, and changes in monetary policy; the ongoing effects of the COVID-19 pandemic on our workforce, operations, financial results and cash flows; the ongoing conflict in Ukraine; the results of operations and financial condition of our customers and suppliers; pricing pressure; inflation; weather and seasonal factors; our inability to continue to grow and manage our growth effectively; our inability to attract and retain qualified employees and key personnel; our inability to comply with, and the effect on their businesses of, evolving legal standards and regulations, particularly concerning data protection and consumer privacy and evolving labor standards; risks relating to the development and performance of our energy storage systems and software-enabled services; our inability to retain or upgrade current customers, further penetrate existing markets or expand into new markets; the risk that our business, financial condition and results of operations may be adversely affected by other political, economic, business and competitive factors; and other risks and uncertainties discussed in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K and in our other filings with the SEC. If one or more of these or other risks or uncertainties materialize (or the consequences of any such development changes), or should our underlying assumptions prove incorrect, actual outcomes may vary materially from those reflected in our forward-looking statements. Forward-looking and other statements in this report regarding our environmental, social, and other sustainability plans and goals are not an indication that these statements are necessarily material to investors or required to be disclosed in our filings with the SEC. In addition, historical, current, and forward-looking environmental, social, and sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. Forward-looking statements in this report are made as of the date of this report, and we do not assume any obligation to update any forward-looking statements after the date of this Report, except as required by law.

Part I.
ITEM 1. BUSINESS
Overview
Stem, Inc., a Delaware corporation (“Stem,” the “Company,” “we,” “us,” or “our”), is a global leader in AI-driven clean energy solutions and services with a large, digitally connected, renewable energy network, providing customers with (i) an energy storage system, sourced from leading, global battery original equipment manufacturers (“OEMs”), that we deliver through our partners, including developers, distributors, and engineering, procurement and construction firms, (ii) edge hardware to aid in the collection of site data and the real-time operation and control of the site plus other optional equipment, (iii) ongoing software platform and professional services to operate integrated energy storage, and solar systems, through our Athena® artificial intelligence (“AI”) platform (“Athena”), and (iv) solar asset performance monitoring and control, through Athena’s PowerTrack application. In addition, in all the markets where we help manage our customers’ clean energy assets, we have agreements to use the Athena platform to participate in such markets and to share the revenue from such market participation.
We deliver hardware and our software-enabled services to our customers through our Athena platform. Our hardware, professional services, and recurring software-enabled services seek to mitigate customer energy costs through time-of-use and demand charge management innovations and a network of virtual power plants, while capturing revenue through participation in programs and merchant markets. The resulting network created by our growing customer base is designed to increase grid resilience and reliability through the real-time processing of market-based demand signals, energy prices and other factors in connection with the deployment of renewable energy resources to such customers. Additionally, our energy storage solutions are designed to support renewable energy generation by alleviating grid intermittency issues, thereby potentially reducing our customers’ dependence on traditional, fossil fuel resources and subsequent greenhouse gas emissions (GHG) to help advance our customers’ environmental, social, and governance (ESG) goals. As of December 31, 2022, Athena had accumulated more than 31 million runtime hours, with more than 500,000 industrial Internet of Things (“IoT”) devices under management, across more than 200,000 sites in over 50 countries.
We operate in two key areas within the energy storage landscape: Behind-the-Meter (“BTM”) and Front-of-the-Meter (“FTM”). An energy system’s position in relation to a customer’s electric meter determines whether it is designated a BTM or FTM system. BTM systems installed at customer locations generate energy that can be used on-site without interacting with the electric grid and passing through an electric meter. Our BTM systems are designed to reduce commercial and industrial (“C&I”) customer energy bills and help our customers achieve their corporate ESG objectives. FTM, grid-connected systems deliver power into the grid, which is often sold to off-site customers and must pass through an electric meter prior to reaching an end-user. Our FTM systems are designed to decrease risk for project developers, asset owners, independent power producers and investors by adapting to dynamic energy market conditions in connection with the deployment of electricity and improving the combined value of the solar renewable resource and energy storage over the course of their FTM system’s useful life. We also help asset owners and operators monitor and manage the health and performance of their clean energy assets. As an early participant in the BTM market, we developed operational focus and technical capabilities that position us to have multiple product offerings and services in the evolving market for FTM energy storage services. We believe that Athena’s ability to optimize operations in both the BTM and FTM markets is unique in the industry and provides us with a competitive advantage.
Through our February 2022 acquisition of Also Energy Holdings, Inc. (“AlsoEnergy”), we combined our storage optimization capabilities with solar asset performance monitoring and control software.
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
On February 1, 2022, we completed the acquisition of 100% of the outstanding shares of AlsoEnergy for an aggregate purchase price of $652.0 million. The acquisition was structured on a cash-free, debt-free basis and subject to other customary adjustments as set forth in the purchase agreement. The transaction combines our storage optimization capabilities with AlsoEnergy’s solar asset performance monitoring and control software.
Competitive Strengths
Our competitive strengths include the following:
•Significant Benefits from Scale & Network Effects: We believe we are the largest in global distributed energy storage megawatts under management, with more than 2.0 GWh operating or contracted across more than 960 sites and more than 25GW of solar assets under management. This generates a significant amount of operational data leading to enhanced software performance through machine-learning and improving customer economics.
•Advanced Technology Platform: We developed one of the first AI platforms for energy storage and virtual power plants that automates storage participation in electricity markets and performs monitoring and management of customer loads, solar generation and energy prices with real-time, complex decision- making algorithms. The platform is able to co-optimize multiple energy market revenue streams across a diverse fleet of hardware throughout multiple geographies and energy markets.
•Compelling Business Model & Customer Solutions: Our goal is to provide a seamless customer experience from commercial proposal to installation. We pioneered a project financed offering for C&I energy storage, providing customers immediate significant savings without capital expenditure. C&I customers are aggressively procuring renewable energy to meet ESG targets and save money on electricity. Our solution enables these objectives with minimal impact to customer operations. Customers sign long-term contracts, typically between 10 and 20 years in duration, while providing us the flexibility to control their energy storage system to earn market participation revenue, lower their energy costs and meet their decarbonization goals.
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
•Exceptional AI and Energy Storage Expertise: We have a seasoned leadership team with a demonstrated track record of execution and more than 150 years of accumulated experience in energy storage, software and distributed energy expertise focused on AI, technology development, new market commercialization, renewable project development and utility / grid program operations. Our executive and data science team has more than 150 years of combined experience in machine learning, optimization and controls.
Our Strategy
Our mission is to maximize the economic, environmental, and resiliency value of energy assets through our leading AI platform. In order to fulfill our mission, we provide our customers, which include C&I companies and enterprises as well as independent power producers, renewable project developers, utilities, and grid operators, with (i) an energy storage system, sourced from leading, global battery OEMs, that we deliver through our partners, including developers, distributors, and engineering, procurement and construction firms, (ii) edge hardware to aid in the collection of site data and the real-time operation and control of the site plus other optional equipment, (iii) ongoing software platform and professional services to operate integrated energy storage, and solar systems, through our Athena, and (iv) solar asset performance monitoring and control, through Athena’s PowerTrack application. In addition, in all the markets where we help manage our customers’ clean energy assets, we have agreements to use the Athena platform to participate in such markets and to share the revenue from such market participation.

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
Research and Development
We have invested significant amounts of time and expense in the development of our Athena platform. The ability to maintain our leadership position depends in part on our ongoing research and development activities. Our software development team of more than 200 product and technology professionals is responsible for the design, development, integration and testing of the Athena platform. We focus our efforts on developing Athena to continuously improve our algorithms, augment value with new revenue streams and localize based on geography and regulatory considerations.
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
We have developed a significant patent portfolio to protect elements of our proprietary technology. As of December 31, 2022, we had 87 patents across storage and solar assets performance.
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
Stem’s “Athena®” is a registered-trademark, and Athena’s trademarked applications include “Analyzer™,” “Supervisor™,” “Explorer™,” and “Bidder™.” The services relating to these trademarks include, but are not limited to, energy optimization services, software as a service for energy optimization services and energy storage charge and discharge.
We continually review our development efforts to assess the existence and patentability of our intellectual property. We pursue the registration of our domain names and trademarks and service marks in the U.S. In an effort to protect our brand, as of December 31, 2022, we had nearly ten registered trademarks in the U.S.

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
There is rising demand for clean electric power solutions that can provide electric power with lower carbon emissions with high availability. Additionally, the transition to renewable energy sources and distributed energy infrastructure has increased the complexity and variability of end-customer electricity demand. This industry transformation has created an opportunity for an increased role for energy storage solutions like ours. We believe as one of the largest in this industry we have a significant head start against our competition in this rapidly evolving environment. We believe the global push for lower carbon emissions combined with vast technological improvements in lithium-ion battery-powered technologies will drive C&I customers, utilities, independent power producers and project developers to grow their use of and investment in energy storage systems.
Our key competitors include energy optimization software providers, energy storage system OEMs, hardware integration providers, renewable project developers and engineering, procurement and construction firms. Our industry peers are typically focused on the development and marketing of single-purpose built solutions with captive hardware offerings, while our AI-powered platform is capable of delivering a multitude of software-enabled services operating an extensive and diverse network of energy storage systems across multiple geographies, utility, and grid operator service areas.
We believe that one of the key advantages driving sustainable differentiation for our company includes the focus and capabilities built in our pioneering history in the BTM segment of the energy storage industry. This experience required an emphasis on AI-driven co-optimization of energy storage operations and the build out of significant operational infrastructure to execute economic considerations for enterprise customers, utilities, and grid operators. We believe that the distributed asset management capability from this experience positions us well to compete in the evolving FTM segment of the energy storage industry as recent regulatory actions include the liberalization and formalization of rules for compensation of market participation for distributed energy resources. We believe the legacy single-purpose market for FTM solutions will be driven by greater demand for flexible solutions that can access multiple market opportunities. Our solutions have been designed to mitigate the challenges of today’s enterprise customers, independent power producers, utilities, renewable asset owners and the modern electrical grid at scale with continuous improvements to artificial intelligence optimization strategies informed by operational data from one of the industry’s largest network of digitally-connected energy storage systems.
We believe we are well-positioned to compete successfully in the market for energy storage hardware and software-enabled services. Despite our limited operating history, we are among the leaders in global distributed energy storage and solar assets under management, supported by our Athena platform, compelling customer services, strategic partnerships and seasoned leadership team with a proven track record of success.
Government Regulation and Compliance
There are varying policy frameworks across the U.S. and abroad designed to support and accelerate customer adoption of clean and/or reliable distributed generation technologies. These policy initiatives come in the form of tax incentives, cash grants, performance incentives and/or electric tariffs.
Our AI-powered platform manages energy assets currently installed worldwide with diverse policy frameworks across each energy market. States within the U.S. have utility procurement programs and/or renewable portfolio standards for which our technology is eligible, including California, Connecticut Hawaii, Massachusetts, New York, and Texas. These energy storage systems currently qualify for tax exemptions, incentives or other customer incentives in many states, and now with the United States Inflation Reduction Act of 2022 (the “IRA”), storage incentive tax credit and solar production tax credit.
Federal, state and local government statutes and regulations concerning electricity heavily influence the market for our product and services even though Stem is not regulated as a utility. These statutes and regulations often relate to electricity pricing, net metering, incentives, taxation, competition with utilities and the interconnection of customer-owned electricity generation. In the U.S., governments, often acting through state utility or public service commissions, change and adopt different rates for commercial customers on a regular basis. These changes can have a positive or negative effect on our ability to deliver cost savings to customers for the purchase of electricity.
Several states have an energy storage mandate or policies designed to encourage the adoption of storage. For example, California offers a cash rebate for storage installations through the Self Generation Incentive Program (“SGIP”) and Massachusetts and New York offer performance-based financial incentives for storage. Storage installations also are supported in certain states by state public utility commission policies that require utilities to consider alternatives such as storage before they can build new generation. In February 2018, the FERC issued Order 841 directing regional transmission operators and independent system operators to remove barriers to the participation of storage in wholesale electricity markets and to establish rules to help ensure storage resources are compensated for the services they provide. An appeal of Order 841 filed by utility trade associations and other parties challenging the extent of the FERC’s jurisdiction over storage resources connected to distribution systems (among other issues) is currently pending before the U.S. Court of Appeals for the D.C. Circuit. In September 2020, the FERC issued Order 2222, opening up U.S. wholesale energy markets to aggregations of distributed energy resources like rooftop solar, BTM batteries, and electric vehicles.
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
Our operations are subject to stringent and complex federal, state, and local laws and regulations governing the occupational health and safety of our employees and wage regulations. For example, Stem is subject to the requirements of the federal Occupational Safety and Health Act (“OSHA”), as amended, and comparable state laws that protect and regulate employee health and safety.
There are government regulations pertaining to battery safety, transportation of batteries and disposal of hazardous materials. Stem and our suppliers, as applicable, are required to comply with these regulations in order to sell our batteries into the market. The license and sale of our batteries and technology abroad is likely to be subject to export controls in the future.
Each of our installations or customer installations must be designed, constructed, and operated in compliance with applicable federal, state, and local regulations, codes, standards, guidelines, policies and laws. To install and operate energy storage systems on our platform, Stem, our customers or our partners, as applicable, are required to obtain applicable permits and approvals from local authorities having jurisdiction to install energy storage systems and to interconnect the systems with the local electrical utility.
Human Capital Resources
Our mission is to maximize the economic, environmental, and resiliency value of energy assets through our leading AI platform, and we are also committed to creating a world-class employee experience. We aim to foster and maintain a workplace that values the unique talents and contributions of every individual. We believe it is the diversity of our people, with varied skills and backgrounds, that shape our success and innovation. Our people-focused culture is driven by collaboration and global cross-functional connections. We recognize the success of Stem is dependent on our talent and the satisfaction of our global workforce, and we are greatly invested in the ability of our people to succeed and thrive. The following discussions provide a description of our employees, and outline how we manage our human capital resources and how we invest in our employees’ success.

Employees
As of December 31, 2022, we had 660 employees, of whom 489 were based in the United States and 171 in international locations. As of December 31, 2022, approximately 29% of the global team was female and 71% was male.

We believe that our future success depends in part on our continued ability to hire, motivate and retain qualified employees in any operating environment.

Recruiting
We believe in investing for the future, including the future of our workforce by recruiting exceptional individuals who share our company values. Our recruiting team and hiring managers begin with the creation of detailed job descriptions, which clearly outline the skills and experience necessary for success in each role. We believe these steps are essential to effectively interview for identifiable skill sets and not just “personality fits.” We strive to build our workforce from within whenever possible; however, if the best candidate for an available position is not identified from within our existing talent pool, we will look externally. Our recruitment strategy is to initially search for candidates directly through our professional networks, university and mentorship programs, and through advertising with certain partners. We also occasionally use recruitment consultants and search firms.

Professional Development

We are committed to helping people realize their highest potential and fostering a culture that supports personal development for individuals, leaders and teams across the organization. Our employees enjoy ample opportunity to learn new skills to develop and advance their career, and we provide opportunities for all our employees to receive ongoing formal training to help foster their professional development. We also encourage continuing education programs through approved institutions and online learning such as Udemy and Stem University and are activating a Middle Manager Learning series to supplement essential and leadership skills.

Employee Feedback
We value the feedback we receive from our employees. Our annual employee engagement survey asks all our employees for their input on a variety of matters. The results of the employee survey are disseminated to all employees, and the results are used to design action plans to assist managers with actively responding to employees’ sentiments. The employee survey is an important tool that allows us to continuously improve, innovate and evolve through ongoing engagement and measurement.

Diversity and Inclusion
We are committed to building an inclusive culture and team environment that supports current and future diversity in our industry and our talent. In the spirit of Stem’s core values we are “One Team” and succeed through collaboration when we respect, acknowledge and celebrate each other’s differences. We are committed to creating an inclusive environment that promotes equality, cultural awareness and respect by implementing policies, benefits, training, recruiting and recognition practices to support our colleagues. We believe that diversity and inclusion is about valuing our differences and continually identifying ways to improve our cultural intelligence which ultimately leads to better decision-making and a more tailored client experience. To help us achieve and maintain a diverse workforce, we continue to build a strong and inclusive culture at Stem with the launch of two new employee networks focused on LGBTIA+, and Women in Leadership. We are committed to building the best workplace in our communities and the broader industry.
We also provide a monthly global Culture Coalition cadence to address our mission of “bringing a community of employees together to improve the work experience through innovative, creative, and fun culture initiatives.” Each month we host a DEI subject and guest speaker to educate our workforce and provide pamphlets for employees and their families, books honoring and educating on Black History Month, women artists (displayed in our offices), and goods from indigenous owned business’ as giveaways in our monthly contests.
Employee Compensation, Benefits & Well-being
We strive to enrich and elevate the lives of our employees through a robust compensation and benefits package that is flexible to meet both individual and family needs.
Stem’s compensation and benefits programs are designed to attract and retain talent as well as motivate employees globally. In addition to competitive base salaries and bonus plans, Stem also offers attractive benefits programs both in the U.S. and globally. In the U.S., eligible employees may participate in medical, dental and vision plans as well as financial wellness benefits including health and dependent care flexible spending accounts, 401(k) plan with employer match, paid maternity and parental leave, health saving accounts, basic life insurance, accidental death and dismemberment insurance, short-term and long-term disability insurance, and commuter benefits.
Globally, we comply with location-specific mandatory government employee health and leave programs while also providing an employee assistance program, mental health, and physical wellness programs. We embrace regional and local cultural differences, and honor these by offering country-specific paid time off and paid holiday calendars that reflect the unique observations of each country. We support the continuing development of our staff around the world by offering several educational programs.
Stem designs its employee compensation and benefits programs to be competitive in relation to the market. Stem adjusts its employee compensation and benefits programs as needed based upon regular monitoring of applicable laws and practices and the competitive market. In structuring these benefit programs, Stem strives to provide an aggregate level of compensation and benefits that are comparable to the demands of the market.
Stem’s compensation policies and procedures will continue to be designed to promote compliance with applicable government and regulatory guidelines as well as generally accepted compensation practices. Stem’s goal is to have programs that are based on clear and consistent policies, recognizing the need to have flexibility to meet different organizational or market conditions.

Available Information
Our website is www.stem.com. We use our Investor Relations website, at https://investors.stem.com, as a routine channel for distribution of important information, including news releases, analyst presentations, and financial information. We make available free of charge, though our Investor Relations website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers, and amendments to each of those reports, as soon as reasonably practicable after such material is filed with or furnished to the SEC. Alternatively, you may access these reports at the SEC’s website at www.sec.gov. Copies are also available, without charge, from Stem Investor Relations, 100 California Street, 14th Floor, San Francisco, California, 94111. Unless expressly noted, the information on our website or any other website is not incorporated by reference in this Form 10-K and should not be considered part of this Form 10-K or any other filing that we make with the SEC.
Information About Our Executive Officers
The following table sets forth, as of January 31, 2023, the names and ages of the executive officers of Stem, Inc., including all offices and positions held by each for the past five years.

Name	Age	Current Position and Five-Year Business Experience
John Carrington	56	Chief Executive Officer and Director, since December 2013.
Bill Bush	57	Chief Financial Officer, since November 2016.
Saul R. Laureles	57
Chief Legal Officer and Corporate Secretary, since May 2021; Director, Corporate Legal Affairs and Assistant Corporate Secretary at Schlumberger Limited (a global oilfield services company), from May 2007 to May 2021.

Mike Carlson	59	Chief Operating Officer, since September 2022; Vice President of Koch Engineered Solutions, from August 2020 to September 2022; President of Digital Grid North America at Siemens Industries, Inc. from July 2014 to March 2019.
Kim Homenock	49	Chief People Officer, since March 2022 and was promoted to executive officer in July 2022; Director, Devices Software & Services HR for Amazon from May 2021 to March 2022; Director, NA Transportation HR from January 2018 to May 2021.
Alan Russo	53
Chief Revenue Officer, since February 2019; Senior Vice President of Global Sales and Marketing, April 2018 to February 2019; Senior Vice President of Sales and Marketing at REC Solar Holdings AS (subsidiary of Duke Energy), from October 2015 to April 2018.

Larsh Johnson	65	Chief Technology Officer, since January 2016.
Prakesh Patel	48	Chief Strategy Officer since January 2020; Vice President of Capital Markets and Strategy from 2013 to January 2020.
Robert Schaefer	61	President of Transformational Initiatives since January 2023; President, AlsoEnergy from February 2022 to January 2023; CEO of AlsoEnergy from August 2017 to January 2022.
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
•We face risks resulting from supplier concentration and limited supplier capacity.
•Long-term supply agreements could result in insufficient inventory.
•Our hardware and software-enabled services involve a lengthy sales and installation cycle. If we fail to close sales on a regular and timely basis it could adversely affect our business.
•We may fail to attract and retain qualified management and technical personnel, which may adversely affect our ability to compete and grow our business.
•We may not be able to develop, produce, market and sell our hardware and software-enabled services successfully.
•We have incurred significant losses in the past and expect to incur net losses through 2023.
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
•We face risks related to our DevCo business model.
•We depend on significant customers for a substantial portion of our revenue. If we fail to retain or expand our customer relationships or significant customers reduce their purchases, our revenue could decline significantly.
Risks Related to Third-Party Partners
•We are exposed to interconnection and transmission facility development and curtailment risks.
•We may not successfully maintain relationships with third parties such as contractors and developers.
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
Additional Risks Related to Our Securities
•If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate consolidated financial statements or comply with applicable regulations could be impaired.
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
•The capped call transactions entered into in connection with the pricing of our Convertible Notes may adversely affect the market price of our stock.
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
From our inception in 2009 through 2012, we were focused principally on research and development activities relating to our energy storage systems technology. We did not sell any of our battery hardware and software-enabled services and did not recognize any material revenue until fairly recently. As a result, we have a limited history operating our business at its current scale, and therefore a limited history upon which you can base an investment decision.
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
The COVID-19 pandemic has resulted in the extended shutdown of certain businesses in the U.S., Europe and Asia, which has resulted, and may in the future result, in disruptions or delays to our supply chain increases in the costs of equipment, components and materials and has resulted in, and may result in further, significant disruptions to our customer base. Any disruption in these businesses will likely negatively affect our sales and operating results.
To date, COVID-19 has had a limited adverse impact on our operations, supply chains and hardware and software-enabled services. Due to governmental responses to limit the spread of COVID-19 and resulting global economic effects, we may experience significant and unpredictable reductions in demand for our hardware and software-enabled services. The continued effect of the COVID-19 pandemic is highly uncertain and cannot be predicted and there is no assurance that it will not have a material adverse impact on our business, financial condition and results of operations. The extent of the effect will depend on future developments, including actions taken to contain COVID-19, whether these effects persist, the duration and severity of additional outbreaks and the availability and effectiveness of vaccines and treatments for COVID-19 globally.
If renewable energy technologies are not suitable for widespread adoption, or if sufficient demand for our hardware and software-enabled services does not develop or takes longer to develop than we anticipate, our sales may decline and we may be unable to achieve or sustain profitability.
The market for renewable, distributed energy generation is emerging and rapidly evolving, and its future success is uncertain. If renewable energy generation proves unsuitable for widespread commercial deployment or if demand for our renewable energy hardware and software-enabled services fails to develop sufficiently, our revenue, market share and profitability would be adversely impacted.
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
The failure of renewable energy hardware costs to continue to decline would have a negative effect on our business and financial condition.
The growth and profitability of our business depends on the continued decline in the cost of battery storage, solar photovoltaic (“PV”) system components and related hardware. Over the last decade, the cost of renewable energy hardware has generally declined; however, the cost of lithium ion based battery storage systems have increased in recent months. Increased demand and global supply chain constraints could cause additional price increases. If, for whatever reason, there is a sustained increase in the price of battery storage systems, solar PV system components or related hardware, our business and financial condition will be negatively affected.
If the estimates and assumptions we use to determine the size of our total addressable market are inaccurate, our future growth rate may be affected and the potential growth of our business may be limited.
Market estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may prove to be inaccurate. Even if the markets in which we compete meet our size estimates and forecasted growth, our business could fail to grow at similar rates, if at all. The assumptions relating to our market opportunities include, but are not limited to, the following: (i) Wood Mackenzie research forecasts that the U.S. energy storage market, excluding the residential market, is expected to reach a total value of approximately 46.5 GWh in 2025; (ii) general declines in lithium-ion battery costs and in the cost of renewable generation; (iii) growing demand for renewable energy: and (iv) increased complexity of the electrical grid. Our market opportunities are also based on the assumption that our existing and future offerings will be more attractive to our customers and potential customers than competing products and services. If these assumptions prove inaccurate, our business, financial condition and results of operations could be adversely affected.
We currently face and will continue to face significant competition.
We compete for customers, financing partners and incentive dollars with other providers of energy storage systems and asset performance monitoring and control solutions. Many providers of electricity, such as traditional utilities and other companies offering distributed generation products, have longer operating histories, customer incumbency advantages, access to and influence with local and state governments, and more capital resources than we do. Significant developments in alternative energy storage and management technologies or improvements in the efficiency or cost of traditional energy sources, including coal, oil, natural gas used in combustion or nuclear power, may materially and adversely affect our business and prospects in ways we cannot anticipate. We may also face new competitors who are not currently in the market, including as a result of the IRA and its anticipated impacts and benefits to our industry. If we fail to adapt to changing market conditions and to compete successfully with new competitors, we will limit our growth and adversely affect our business results.
Risks Relating to Our Operations
We are subject to supply chain risk and our suppliers may fail to deliver components according to schedules, prices, quality and volumes that are acceptable to us, which could negatively affect our results of operations.
We purchase our components and materials from international and domestic vendors, and are exposed to supply chain risks arising from logistics disruptions. Unexpected changes in business conditions, materials pricing, including inflation of raw material costs, labor issues, wars, natural disasters, health epidemics such as the COVID-19 pandemic, trade and shipping disruptions, port congestions and other factors beyond our or our suppliers’ control could also affect these suppliers’ ability to deliver components to us or to remain solvent and operational. For example, the Company’s industry continues to face shortages and shipping delays affecting the supply of inverters, enclosures, battery modules and associated component parts for inverters and battery energy storage systems available for purchase. These shortages and delays can be attributed in part to the COVID-19 pandemic and resulting government action, as well as broader macroeconomic conditions that may persist once the immediate effects of the pandemic have subsided, and have been exacerbated by the ongoing conflict between Russia and Ukraine. In addition, international supply is also exposed to risks related to tariffs and sanctions, as well as political, social, and economic instability in regions where we source products and material. For example, in recent years, China and the U.S. have each imposed tariffs, and there remains a potential for further trade barriers and the possibility of an escalated trade war between China and the U.S. These or other tariffs could adversely affect our hardware component prices and negatively affect any plans to sell products in China and other impacted international markets. Disruptions in the availability of key equipment, components or materials such as lithium may adversely affect our business, prospects and operations, and volatility in prices and availability of such items may negatively affect our customer relationships and ability to plan for future growth.
We also face risks resulting from supplier concentration and limited supplier capacity.
We rely on a very small number of suppliers of energy storage systems and other equipment. If any of our suppliers were unable or unwilling to provide us with contracted quantities in a timely manner at prices, quality levels and volumes acceptable to us, we would have very limited alternatives for supply, and we may not be able to contract for and receive suitable alternative supply in a timely manner for our customers, or at all. Such an event may impair our ability to meet scheduled deliveries of our products to customers, which may cause our customers to cancel orders and subject us to liability, and may materially adversely affect our customer relationships, business, prospects, financial condition and results of operations. We may also be unsuccessful in our continuous efforts to negotiate with existing suppliers to obtain cost reductions and avoid unfavorable changes to terms. Global demand has increased for lithium-ion battery cells, which may cause challenges for our suppliers, including delays or price volatility. Any such delays or reduced availability of energy storage systems or other component materials may impact our sales and operating results. Further, these risks may increase as market demand for our offerings grows. Additionally, some of our suppliers supply systems and components to other businesses, including businesses engaged in the production of consumer electronics and other industries unrelated to energy storage systems. There are also larger purchasers of certain parts and materials that we supply to our customers. As a result, we may be unable to procure a sufficient supply of the items in the event that our suppliers fail to produce sufficient quantities to satisfy the demands of all of their customers. Any of these occurrences could materially adversely affect our business, prospects, financial condition and results of operations.
We have entered into long-term supply agreements that could result in insufficient inventory and negatively affect our results of operations.

We have entered into long-term supply agreements with certain suppliers of battery storage systems and other components of our energy storage systems. Some of these supply agreements provide for fixed or inflation-adjusted pricing and substantial prepayment obligations. Additionally, if our suppliers provide insufficient inventory at the level of quality required to meet customer demand, or if our suppliers are unable or unwilling to provide us with the contracted quantities, we will have limited alternatives for supply and our results of operations could be materially and negatively impacted. Further, we face significant specific counterparty risk under long-term supply agreements when dealing with certain suppliers without a long, stable production and financial history.
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
We view potential contracts with developers and independent power producers for energy optimization services and transfer of energy storage systems that are currently being pursued by our direct salesforce and channel partners as part of our pipeline. Our pipeline is an internal metric based on numerous assumptions and limitations, and is calculated using our own data, which has neither been prepared or audited in accordance with U.S. GAAP, nor been independently verified by third parties. We cannot guarantee that our pipeline provides an accurate indication of our future or expected results, or will result in meaningful revenue or profitability.
Currently, the time between the entry into a sales contract with a customer and the installation of our energy storage systems can range from nine to 18 months, or more. This lengthy sales and installation cycle is subject to a number of significant risks over which we have little or no control. We characterize contracts that have been signed but not yet installed as a booking that becomes part of our backlog. Because of both the long sales and installation cycles, we may expend significant resources without generating a sale or producing revenue from our bookings and backlog.
These lengthy sales and installation cycles increase the risk that our customers may fail to satisfy their payment obligations, cancel orders before the completion of the transaction or delay the planned date for installation. Cancellation rates may be affected by factors outside of our control including an inability to install an energy storage system at the customer’s chosen location because of permitting or other regulatory issues, unanticipated changes in the cost or availability of alternative sources of electricity available to the customer or other reasons unique to each customer. Our operating expenses are based on anticipated sales levels, and many of our expenses are fixed. If we are unsuccessful in closing sales after expending significant resources or if we experience delays or cancellations, our business, financial condition and results of operations could be adversely affected.
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

We believe that our success and our ability to reach our strategic objectives are highly dependent on the contributions of our key management, technical, engineering, finance and sales personnel. The loss of the services of any of our senior executives and other key employees could disrupt our operations, delay the development and introduction of our hardware and software-enabled services, and negatively affect our business, financial condition and operating results. In addition, our ability to manage our growth effectively, including expanding our market presence in international markets will be affected by our ability to successfully expand our management team, hire and train new personnel and implement and enhance human resources administrative systems. Our success in hiring, attracting and retaining senior management and other experienced and highly skilled employees will depend in part on our ability to provide competitive compensation packages and a high-quality work environment and maintain a desirable corporate culture. To help attract, retain, and motivate qualified employees, we use share-based awards, such as restricted stock units, and performance-based cash incentive awards. Sustained declines in our stock price, or lower stock price performance relative to competitors, can reduce the retention value of our share-based awards. We may not be able to attract, integrate, train, motivate or retain current or additional highly qualified personnel, and our failure to do so could adversely affect our business, financial condition and operating results.
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
Since our inception in 2009, we have incurred significant net losses and have used significant cash in our business. As of December 31, 2022, we had an accumulated deficit of approximately $632.1 million. We expect to continue to expand our operations, including by investing in sales and marketing, research and development, staffing systems and infrastructure to support our growth. Under our current plans, we expect to incur net losses on a GAAP basis through at least 2023. Our ability to achieve profitability in the future will depend on a number of factors, including:
•growing our sales volume;
•increasing sales to existing customers and attracting new customers for our hardware and software- enabled services;
•improving our ability to procure energy storage systems from OEMs on cost-effective terms;
•improving our consolidated gross margins reflecting the ability to maintain favorable contract pricing and terms with our customers for our hardware and software-enabled services;
•improving the effectiveness of our sales and marketing activities;
•attracting and retaining key talent in a competitive marketplace;
•operating our systems profitably for the benefit of our customers; and
•the availability of incentives, including those associated with the IRA.
Even if we do achieve profitability when expected, we may be unable to sustain or increase our profitability in the future.
If we are not able to continue to reduce our cost structure in the future, our ability to become profitable may be impaired.
We must continue to reduce the costs of operation of our energy storage systems, and production and operation of our asset performance monitoring and control solutions, to expand our market. Additionally, certain of our existing service contracts were entered into based on projections regarding service cost reductions that assume continued advances in lowering the cost of delivery of our services, which we may be unable to realize. While we have been successful in reducing some of our costs to date, some of our costs have increased, and we could experience additional cost increases in the future. Any such increases could slow our growth and cause our financial results and operational metrics to suffer. In addition, we may face increases in our other expenses, including increases in wages or other labor costs, as well as marketing, sales or related costs. We will continue to make significant investments to drive growth in the future. To expand into new markets while still maintaining our current margins, we will need to continue to reduce our costs. Increases in any of these costs, or our failure to achieve projected cost reductions, could adversely affect our business, financial condition and results of operations. If we are unable to reduce our cost structure in the future, we may not be able to achieve profitability or we may fail to do so on a satisfactory timeline, which could have a material adverse effect on our business and prospects.

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
•the anticipated benefits from any acquisition may not be achieved on a timely basis or at all, including as a result of loss of clients or personnel of the target, other difficulties in supporting and transitioning the target's clients, difficulties in managing expanded operations and operations in foreign jurisdictions in which we have never operated, the inability to realize expected synergies from an acquisition, or negative organizational cultural effects arising from the integration of new personnel;
•we may face difficulties in integrating the personnel, technologies, solutions, operations, and existing contracts of the acquired business;
•we may fail to identify all of the problems, liabilities, risks or other shortcomings or challenges of an acquired company, technology or solution, including issues related to intellectual property, solution quality or architecture, income tax and other regulatory compliance practices, revenue recognition or other accounting or internal control practices, or employee or client issues;
•to pay for future acquisitions, we could issue additional shares of our common stock or pay cash. Issuance of shares would dilute stockholders. See “- We may issue a significant number of shares in the future in connection with investments or acquisitions” below. Use of cash reserves could diminish our ability to respond to other opportunities or challenges. Borrowing to fund any cash purchase price would result in increased fixed obligations and could also include covenants or other restrictions that would impair our ability to manage our operations;
•acquisitions expose us to the risk of assumed known and unknown liabilities including contract, tax, regulatory or other legal, and other obligations incurred by the acquired business or fines or penalties, for which indemnity obligations, escrow arrangements or insurance may not be available or may not be sufficient to provide coverage;
•new business acquisitions can generate significant intangible assets that result in substantial related amortization charges and the potential for goodwill impairments in the future;
•the operations of acquired businesses, or our adaptation of those operations, may require that we apply revenue recognition or other accounting methodologies, assumptions, and estimates that are different from those we use in our current business, which could complicate our financial statements, expose us to additional accounting and audit costs, and increase the risk of accounting errors;
•acquired businesses may have insufficient internal controls that we must remediate, and the integration of acquired businesses may require us to modify or enhance our own internal controls, in each case resulting in increased administrative expense and risk that we experience control deficiencies or fail to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002; and
•acquisitions can sometimes lead to disputes with the former owners of the acquired company, which can result in increased legal expenses, management distraction and the risk that we may suffer an adverse judgment if we are not the prevailing party in the dispute.
Our current and planned foreign operations expose us to additional business, financial, regulatory and geopolitical risks, and any adverse event could have a material adverse effect on our results of operations.
As a result of our acquisition of AlsoEnergy, we now operate in more than 50 countries, including the United States and Canada, and in multiple EU and Latin American countries and Asia. Prior to our acquisition of AlsoEnergy, we operated in only three countries. We may in the future evaluate further opportunities to expand into new geographic markets and introduce new product offerings and services that are an extension of our existing business. We also may from time to time acquire businesses or product lines with the potential to strengthen our market position, enable us to enter attractive markets, expand our technological capabilities, or provide synergy opportunities.
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
As a result of these risks, any future international expansion efforts that we may undertake (as well as our acquisition of AlsoEnergy) may not be successful and may negatively affect our results of operations and profitability.

In addition, there may be adverse effects to our business if there is instability, disruption or destruction in a significant geographic region, regardless of cause, including war, terrorism, riot, civil insurrection or social unrest; and natural or man-made disasters, including famine, flood, fire, earthquake, storm or disease. The U.S. government and other governments in jurisdictions in which we operate have imposed severe sanctions and export controls against Russia and Russian interests, and have threatened additional sanctions and controls. The ongoing conflict between Russia and Ukraine has exacerbated shortages and shipping delays affecting certain components and supplies. It is not possible to predict the broader consequences of this conflict, which could include further sanctions, embargoes, greater regional instability, geopolitical shifts and other adverse effects on macroeconomic conditions, currency exchange rates, supply chains and financial markets.
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
The energy storage systems we pair with our Athena® platform are complex energy solutions. We rely on our OEM suppliers to control the quality of the battery storage equipment and other components that make up the energy storage system sold to our customers. We are not involved in the manufacture of the batteries or other components of the energy storage systems. As a result, our ability to seek recourse for liabilities and recover costs from our OEM suppliers depends on our contractual rights as well as the financial condition and integrity of such OEM suppliers that supply us with the batteries and other components of our energy storage systems. Such systems may contain undetected or latent errors or defects. In the past, we have discovered latent defects in energy storage systems. In connection with such defects, we could incur significant expenses or disruptions of our operations, including to our energy storage network, that would prevent us from performing the automated data engineering required to support our AI processes and energy storage network. Any manufacturing defects or other failures of our energy storage systems to perform as expected could cause us to incur significant re-engineering costs, divert the attention of our personnel from operating and maintenance efforts, expose us to adverse regulatory action and litigation and significantly and adversely affect customer satisfaction, market acceptance and our business reputation. Furthermore, our OEM suppliers may be unable to correct manufacturing defects or other failures of any energy storage systems in a manner satisfactory to our customers, which could adversely affect customer satisfaction, market acceptance and our business reputation.
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
The U.S. federal government and some state and local governments provide incentives to end users and purchasers of our energy storage systems in the form of rebates, tax credits and other financial incentives, such as system performance payments and payments for renewable energy credits associated with renewable energy generation. In addition, some countries outside the United States also provide incentives to current and future end users and purchasers of our energy storage systems. We rely on these governmental rebates, tax credits and other financial incentives to significantly lower the effective price of the hardware and software-enabled services we offer to our customers. However, these incentives may expire on a particular date, end when the allocated funding is exhausted, or be reduced or terminated as a matter of regulatory or legislative policy.
Our energy storage systems and asset performance monitoring and control solutions have qualified for tax exemptions, incentives or other customer incentives in many states. Some states have utility procurement programs and/or renewable portfolio standards for which our technology is eligible. Our offerings are currently installed in various U.S. states, each of which may have its own enabling policy framework. There is no guarantee that these policies will continue to exist in their current form, or at all. Such state programs may face increased opposition on the U.S. federal, state and local levels in the future. Changes in incentive programs could reduce demand for our offerings, impair sales financing and adversely impact our business results.
The economic benefit of our offerings to our customers depends on the cost of electricity available from alternative sources, including local electric utility companies, which cost structure is subject to change.
The economic benefit of our offerings to our customers includes, among other things, the benefit of reducing such customer’s payments to the local electric utility company. The rates at which electricity is available from a customer’s local electric utility company is subject to change and any changes in such rates may affect the relative benefits of our energy storage systems. Factors that could influence these rates include the effect of energy conservation initiatives that reduce electricity consumption, construction of additional power generation plants (including nuclear, coal or natural gas), and technological developments by others in the electric power industry. Further, the local electric utility may impose “departing load,” “standby” or other charges on our customers in connection with their acquisition of our energy storage systems, the amounts of which are outside of our control and which may have a material impact on the economic benefit of our energy storage systems to our customers. Changes in the rates offered by local electric utilities and/or in the applicability or amounts of charges and other fees imposed by such utilities on customers acquiring our energy storage systems could adversely affect the demand for our energy storage systems.
Additionally, even with available subsidies for our systems, the electricity produced by our energy storage systems is currently not cost competitive in some geographic markets, and we may be unable to reduce our costs to a level at which our energy storage systems would be competitive in such markets. As such, unless the cost of electricity in these markets rises or we are able to generate demand for our energy storage systems based on benefits other than electricity cost savings, our potential for growth in those markets may be limited.
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
The installation and operation of our energy storage systems at a particular site is also generally subject to oversight and regulation in accordance with national, state and local laws and ordinances relating to building codes, safety, environmental protection and related matters, and typically requires obtaining and keeping in good standing various local and other governmental approvals and permits, including environmental approvals and permits, that vary by jurisdiction. In some cases, these approvals and permits require periodic renewal. It is difficult and costly to track the requirements of every individual authority having jurisdiction over energy storage system installations, to design our energy storage systems to comply with these varying standards, and for our customers to obtain all applicable approvals and permits. We cannot predict whether or when all permits required for a given customer’s project will be granted or whether the conditions associated with the permits will be achievable. The denial or delay of a permit or utility connection essential to a project or the imposition of impractical conditions would impair our customer’s ability to develop the project. In addition, we cannot predict whether the permitting process will be lengthened due to complexities and appeals. Delay in the review and permitting process for a project can impair or delay our customers’ abilities to develop that project or increase the cost so substantially that the project is no longer attractive to our customers. Furthermore, unforeseen delays in the review and permitting process could delay the timing of the installation of our energy storage systems and could therefore adversely affect the timing of the recognition of revenue related to hardware acceptance by our customer, which could adversely affect our operating results in a particular period.
In addition, the successful installation of our energy storage systems is dependent upon the availability of and timely connection to the local electric grid. We may be unable to obtain the required consent and authorization of local utilities to ensure successful interconnection to energy grids to enable the successful discharge of renewable energy to customers. Any delays in our customers’ ability to connect with utilities, delays in the performance of installation-related services or poor performance of installation-related services will have an adverse effect on our results and could cause operating results to vary materially from period to period.
Our business depends on customers renewing their services subscriptions. If customers do not continue to use our subscription offerings or if we fail to expand the availability of hardware and software-enabled services available to our customers, our business and operating results will be adversely affected.
In addition to upfront sale of hardware and network integration, we depend on customers continuing to subscribe to services enabled by our Athena platform. Therefore, it is important that customers renew their subscriptions when the contract term expires, increase their purchases of our hardware and network solutions and enhance their subscriptions. Customers may decide not to renew their subscriptions with a similar contract period, at the same prices or terms or with the same or a greater number of users or level of functionality. Customer retention may decline or fluctuate as a result of a number of factors, including satisfaction with software-enabled services and features, functionality of our energy storage hardware and software-enabled services, prices, the features and pricing of competing products, reductions in spending levels, mergers and acquisitions involving customers and deteriorating general economic conditions.
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
The incidence and severity of severe weather conditions and other natural disasters are inherently unpredictable. Climate change is projected to affect the occurrence of certain natural events, such as an increase in the frequency or severity of wind and thunderstorm events, and tornado or hailstorm events due to increased convection in the atmosphere; more frequent wildfires and subsequent landslides in certain geographies; higher incidence of deluge flooding; and the potential for an increase in severity of the hurricane events due to higher sea surface temperatures. Changing market dynamics, global policy developments and the increasing frequency and impact of extreme weather events on critical infrastructure in the U.S. and elsewhere as a result of climate change have the potential to disrupt our business, the business of our suppliers and the business of our customers, and may cause us to experience higher attrition, losses and additional costs to maintain or resume operations. Additionally, climate change and the occurrence of severe weather events may adversely impact the demand, price, and availability of insurance. Due to significant variability associated with future changing climate conditions, we are unable to predict the impact climate change will have on our business.
Increased scrutiny from stakeholders and regulators regarding ESG practices and disclosures, including those related to sustainability, and disclosure could result in additional costs and adversely impact our business and reputation.
Companies across all industries are facing increasing scrutiny relating to their Environmental, Social and Governance (“ESG”) practices and disclosures and institutional and individual investors are increasingly using ESG screening criteria in making investment decisions. Our disclosures on these matters or a failure to satisfy evolving stakeholder expectations for ESG practices and reporting may potentially harm our reputation and impact employee retention, customer relationships and access to capital. For example, certain market participants use third-party benchmarks or scores to measure a company’s ESG practices in making investment decisions and customers and supplies may evaluate our ESG practices or require that we adopt certain ESG policies as a condition of awarding contracts. In addition, our failure or perceived failure to pursue or fulfill our goals, targets and objectives or to satisfy various reporting standards within the timelines we announce, or at all, could expose us to government enforcement actions and private litigation.
Our ability to achieve any goal or objective, including with respect to environmental and diversity initiatives and compliance with ESG reporting standards, is subject to numerous risks, many of which are outside of our control. Examples of such risks include the availability and cost of technologies and products that meet sustainability and ethical supply chain standards, evolving regulatory requirements affecting ESG standards or disclosures, our ability to recruit, develop and retain diverse talent in our labor markets, and our ability to develop reporting processes and controls that comply with evolving standards for identifying, measuring and reporting ESG metrics. Methodologies for reporting ESG data may be updated and previously reported ESG data may be adjusted to reflect improvement in availability and quality of third-party data, changing assumptions, changes in the nature and scope of our operations and other changes in circumstances. Our processes and controls for reporting ESG matters across our operations and supply chain are evolving along with multiple disparate standards for identifying, measuring, and reporting ESG metrics, including ESG-related disclosures that may be required by the SEC, European and other regulators, and such standards may change over time, which could result in significant revisions to our current goals, reported progress in achieving such goals, or ability to achieve such goals in the future. As ESG best-practices, reporting standards and disclosure requirements continue to develop, we may incur increasing costs related to ESG monitoring and reporting.
We Face Risks Related to our DevCo Business Model
From time to time, we have entered into strategic joint ventures with qualified third parties to develop energy storage power generation projects (“DevCo Projects”), as more fully described above under Note 1 — Business, of the Notes to the consolidated financial statements in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. These projects require upfront investment by us and involve a high degree of risk. The success of this business model depends in large part on the successful development, financing and construction of projects. However, such projects ultimately may not be commercially viable or may not result in an adequate return of capital and, in pursuing these projects, we may incur unanticipated liabilities. Successful completion of a project may be adversely affected, delayed or rendered infeasible by numerous factors, including:
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
If a DevCo Project experiences any of the factors listed above or otherwise fails to reach completion or is significantly delayed, we could lose all or a portion of our development capital investment and our cash advances to purchase hardware. If a DevCo Project fails then we may be unable to recover our investment. Losing or delaying return of all or a portion of our investments in our DevCo Projects could have a material adverse effect on our business, financial condition and results of operations.
We depend on significant customers for a substantial portion of our revenue. If we fail to retain or expand our customer relationships or significant customers reduce their purchases, our revenue could decline significantly.
We depend on a small number of significant customers for our sales, and a small number of customers have historically accounted for a material portion of our revenue. The loss of any one of our significant customers, their inability to perform under their contracts, their termination or failure to renew their contracts with us, or their default in payment could cause our revenue to decline materially. For the near future, we may continue to derive a significant portion of our revenue from a small number of customers. For the fiscal year ended December 31, 2022, one customer accounted for approximately 46% of our revenue. Loss of a significant customer or a significant reduction in pricing or order volume from a significant customer could materially reduce our revenue and operating results in any reporting period.
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
Customers may be less likely to purchase our hardware and services if they do not believe that our business will succeed or that our services and support and other operations will continue in the long term. Similarly, suppliers and other third parties will be less likely to invest time and resources in developing business relationships with us if they do not believe that our business will succeed. Accordingly, in order to build and maintain our business, we must maintain confidence among customers, suppliers, analysts, ratings agencies and other parties in our hardware and software-enabled services, long-term financial viability and business prospects. Maintaining such confidence may be particularly complicated by certain factors including those that are largely outside of our control, such as our limited operating history, customer unfamiliarity with our hardware and software-enabled services, delivery and service operations to meet demand, competition, future changes in the evolving distributed and renewable energy markets or uncertainty regarding sales performance compared with market expectations.
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
Despite our implementation of reasonable security measures, our IT systems, like those of other companies, are vulnerable to damages from computer viruses, natural disasters, fire, power loss, telecommunications failures, personnel misconduct, human error, unauthorized access, physical or electronic security breaches, cyber-attacks (including malicious and destructive code, phishing attacks, ransomware, and denial of service attacks), and other similar disruptions. Such attacks or security breaches may be perpetrated by bad actors internally or externally (including computer hackers, persons involved with organized crime, or foreign state or foreign state-supported actors). Cybersecurity threat actors employ a wide variety of methods and techniques that are constantly evolving, increasingly sophisticated, and difficult to detect and successfully defend against. Geopolitical tensions or conflicts, such as Russia’s invasion of Ukraine, may further heighten the risk of cyber-attacks. We have experienced such incidents in the past, and any future incidents could expose us to claims, litigation, regulatory or other governmental investigations, administrative fines and potential liability. Any system failure, accident or security breach could result in disruptions to our operations. A material network breach in the security of our or our service providers’ IT systems could include the theft of our trade secrets, customer information, human resources information or other confidential data, including but not limited to personally identifiable information. Although past incidents have not had a material adverse effect on our business operations or financial performance, to the extent that any disruptions or security breach results in a loss or damage to our data, or an inappropriate disclosure of confidential, proprietary or customer information, it could cause significant damage to our reputation, affect our relationships with our customers and strategic partners, lead to claims against us from governments and private plaintiffs, and otherwise adversely affect our business. We cannot guarantee that future cyberattacks, if successful, will not have a material effect on our business or financial results.
Many governments have enacted laws requiring companies to provide notice of cyber incidents involving certain types of data, including personal data. If an actual or perceived cybersecurity breach of security measures, unauthorized access to our system or the systems of the third-party vendors that we rely upon, or any other cybersecurity threat occurs, we may incur liability, costs, or damages, contract termination, our reputation may be compromised, our ability to attract new customers could be negatively affected, and our business, financial condition, and results of operations could be materially and adversely affected. Any compromise of our security could also result in a violation of applicable domestic and foreign security, privacy or data protection, consumer and other laws, regulatory or other governmental investigations, enforcement actions, and legal and financial exposure, including potential contractual liability. In addition, we may be required to incur significant costs to protect against and remediate damage caused by these disruptions or security breaches in the future. While we carry cyber insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to us on commercially reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim.
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
Furthermore, our Athena platform is complex, developed for over a decade by many developers, and includes a number of licensed third-party commercial and open-source software libraries. Our software has contained defects and errors and may in the future contain undetected defects or errors. We are continuing to evolve the features and functionality of our platform through updates and enhancements, and as we do, we may introduce additional defects or errors that may not be detected until after deployment to customers through our hardware. In addition, if our hardware and software-enabled services, including any updates or patches, are not implemented or used correctly or as intended, inadequate performance and disruptions in service may result.
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
The market for electricity generation products is heavily influenced by U.S. federal, state, local and foreign government regulations and policies, as well as by tariffs, internal policies and practices of electric utility providers. These regulations, tariffs and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation. These regulations, tariffs and policies are often modified and could continue to change, and this could result in a significant reduction in demand for our energy storage systems. For example, utility companies commonly charge fees industrial customers for disconnecting from the electric grid or for having the capacity to use power from the electric grid for back-up purposes. These fees could change, increasing the cost to our customers of using our offerings and making them less economically attractive.
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
In addition, the United States currently imposes antidumping and countervailing duties on certain imported crystalline silicon photovoltaic (“PV”) cells and modules from China and Taiwan. Such antidumping and countervailing duties can change over time pursuant to annual reviews conducted by the U.S. Department of Commerce (“USDOC”), and an increase in duty rates could have an adverse impact on our operating results.
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
Additional Risks Related to our Securities and Our Capital Structure
We may issue a significant number of shares in the future in connection with investments or acquisitions.
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

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate consolidated financial statements or comply with applicable regulations could be impaired.
We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and the rules and regulations of the applicable listing standards of the NYSE. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs; make some activities more difficult, time-consuming, and costly; and place significant strain on our personnel, systems, and resources.
The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight.
Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. In addition, changes in accounting principles or interpretations could also challenge our internal controls and require that we establish new business processes, systems, and controls to accommodate such changes. Additionally, if these new systems, controls, or standards and the associated process changes do not give rise to the benefits that we expect or do not operate as intended, it could adversely affect our financial reporting systems and processes, our ability to produce timely and accurate financial reports, or the effectiveness of internal control over financial reporting. Moreover, our business may be harmed if we experience problems with any new systems and controls that result in delays in their implementation or increased costs to correct any post-implementation issues that may arise.
Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our business or cause us to fail to meet our reporting obligations and may result in a restatement of our consolidated financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NYSE. We are required to provide an annual management report on the effectiveness of our internal control over financial reporting.
Our independent registered public accounting firm is required to formally attest to the effectiveness of our internal control over financial reporting. Our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could harm our business and could cause a decline in the trading price of our common stock.
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
The trading price of our common stock has been and is likely to continue to be volatile. You may not be able to resell your shares at an attractive price due to a number of factors such as those listed in “- Risks Relating to Stem’s Business and Industry” and the following:
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
•changes in general economic or market conditions or trends in the Company’s industry or markets, including as a result of a general economic slowdown or a recession, increasing interest rates and changes in monetary policy, or inflationary pressures;
•changes in business or regulatory conditions, including new laws or regulations or new interpretations of existing laws or regulations applicable to the Company’s business;
•future sales of our common stock or other securities or the incurrence of significant debt;
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
•financial and operating guidance, if any, that we provide to the public, any changes in this guidance or the Company’s failure to meet this guidance;
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
•authorize our board of directors to issue new series of preferred stock without stockholder approval and create, subject to applicable law, a series of preferred stock with preferential rights to dividends or our assets upon liquidation, or with superior voting rights to our existing common stock;
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
Our ability to issue shares of common stock beyond 400 million may be affected by a recent Delaware Court of Chancery decision
A recent decision of the Delaware Court of Chancery involving a Delaware special purpose acquisition company’s (“SPAC”) that did not obtain a separate “class vote” of the SPAC’s Class A common stockholders in connection with certain amendments to that SPAC’s certificate of incorporation (the “Decision”) has created uncertainty as to whether such a vote was required under Section 242(b)(2) of the DGCL. This in turn has created uncertainty as to whether the Company properly authorized and can issue common stock beyond the 400 million shares originally authorized in the Company’s prior Certificate of Incorporation, even though the Company’s stockholders voted on April 27, 2021, in favor of an increase in the number of authorized common stock from 400 million to 500 million (the “Share Increase”). As of the date of this Annual Report on Form 10-K, the Company has issued only 154.6 million shares of common stock and reserved 50.5 million shares of common stock, primarily for the exercise or vesting of outstanding long-term incentive awards and the potential issuance of our common stock in connection with the conversion of the 2028 Convertible Notes.
The Share Increase was approved at the time of the business combination between Stem and Star Peak Energy Transition Corp. by a majority of our outstanding shares of common stock. The Company did not obtain a separate vote of a majority of the Class A common stock for the Share Increase Amendment. While the Company does not believe that a separate vote of the Class A common stock was required to approve the Share Increase, the Decision raises the question whether the Company was required to obtain a separate affirmative vote of the Class A common stock in order to increase the authorized share count from 400 million to 500 million under the Delaware General Corporation Law. In light of the Court’s December 27, 2022 decision, we are considering various options, including potentially seeking validation of the Share Increase Amendment by the Court pursuant to Section 205 of the DGCL.
The capped call transactions we entered into in connection with the pricing of our 2028 Convertible Notes may adversely affect the market price of our common stock.
In connection with the pricing of the 2028 Convertible Notes, we entered into capped call transactions with several affiliates of the Initial Purchasers (the “Option Counterparties”). The capped call transactions are expected generally to reduce potential dilution to our common stock upon conversion of any Convertible Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap.

In addition, the Option Counterparties and/or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock in secondary market transactions and prior to the maturity of the Convertible Notes (and are likely to do so on each exercise date for the capped call transactions or following any termination of any portion of the capped call transactions in connection with any repurchase, redemption or early conversion of the Convertible Notes). This activity could cause or avoid an increase or decrease in the market price of our common stock.
We are subject to counterparty risk with respect to the capped call transactions.
The Option Counterparties are financial institutions, and we are subject to the risk that any or all of them might default under the capped call transactions. Our exposure to the credit risk of the option counterparties is not secured by any collateral. Past global economic conditions have resulted in the actual or perceived failure or financial difficulties of many financial institutions. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the capped call transactions with such option counterparty. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in the market price and in the volatility of our common stock. In addition, upon a default by an option counterparty, we may suffer more dilution than we currently anticipate with respect to our common stock. We can provide no assurance as to the financial stability or viability of the option counterparties.
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
Our operating results may be adversely affected by unfavorable economic and market conditions.
Unfavorable economic conditions, such as a general slowdown or recession of the global or U.S. economy, uncertainty and volatility in the financial markets, or inflation and rising interest rates, could reduce investment in projects that make use of our services. In addition, sustained unfavorable economic conditions might also have a negative impact on many of our customers or suppliers, which could impair their ability to meet their obligations to us. If economic and market conditions globally, in the U.S. or in other key markets become more volatile or deteriorate further, we may experience material impacts on our business, financial condition and results of operations.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our corporate headquarters is located in San Francisco, California. This facility comprises approximately 23,500 square feet of office space. We lease this facility. We have additional facilities, including in the following locations:

Type of Space	Location	Approximate Square Footage	Leased or Owned
Office and Warehouse	Burlingame, California	20,800 square feet	Leased
Office	Boulder, Colorado	15,800 square feet	Leased
Warehouse	Longmont, Colorado	13,950 square feet	Leased
Warehouse	Niwot, Colorado	7,800 square feet	Leased
We believe our space is adequate for our current needs and that suitable additional or substitute space will be available to accommodate the foreseeable expansion of our operations. For more information about our material lease commitments, see Note 8 — Leases, in the accompanying notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
ITEM 3. LEGAL PROCEEDINGS
The information with respect to this Item 3. Legal Proceedings is set forth in Note 20 — Commitments and Contingencies, in the accompanying notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

Part II.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock
Our common stock is listed on The New York Stock Exchange under the symbol “STEM.”
Holders
As of February 9, 2023, there were 108 holders of record of our common stock.
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
Stock Performance Graph
This performance graph shall not be deemed “soliciting material” or deemed to be “filed” with the SEC, for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act.
The following graph compares (i) the cumulative total stockholder return on our common stock from August 20, 2020 (the date our common stock commenced trading on the New York Stock Exchange under the symbol “STPK.”) through December 31, 2022 with (ii) the cumulative total return of the Russell 2000 Index (“RUT”) and the Nasdaq Clean Edge Green Energy Index (“CELS”) over the same period, assuming the investment of $100 in our common stock and in both of the other indices on August 20, 2020 and the reinvestment of dividends. As discussed above, we have never declared or paid a cash dividend on our common stock and do not anticipate declaring or paying a cash dividend in the foreseeable future.
Recent Sales of Unregistered Securities
Except as previously disclosed in a Current Report on Form 8-K, no other unregistered sales of our common stock were made during the year ended December 31, 2022.

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
This MD&A section generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Annual Report on Form 10-K can be found in the section entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results or Operations” contained in our Form 10-K filed with the SEC on February 28, 2022.

The Merger
The information regarding the Merger set forth in the first paragraph of “Item 1. Business — History” above is incorporated herein by reference. See also Note 1 — Business, in the accompanying notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. For financial reporting purposes, Legacy Stem is treated as the accounting acquirer.

Acquisition of AlsoEnergy
On February 1, 2022, we acquired 100% of the issued and outstanding capital stock of AlsoEnergy. The transaction combines our storage optimization capabilities with AlsoEnergy’s solar asset performance monitoring and control software. Through AlsoEnergy, we provide end-to-end turnkey solutions that monitor and manage renewable energy systems through AlsoEnergy’s PowerTrack software. PowerTrack includes data acquisitions and monitoring, performance modelling, agency reporting, internal reports, work order tickets, and supervisory control and data acquisition (“SCADA”) controls. AlsoEnergy has deployed systems at various international locations, but its primary customer base is in the United States, Germany and Canada. The total consideration for the AlsoEnergy acquisition was $652.0 million, comprised of $543.1 million paid in cash net of a working capital adjustment for an escrow recovery, and $108.9 million in the form of 8,621,006 shares of our common stock. We incurred $6.1 million of transaction costs related to the acquisition of AlsoEnergy, which were recorded in general and administrative expense during the year ended December 31, 2022. See Note 6 — Business Combinations, in the accompanying notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
Overview
Our mission is to maximize the economic, environmental, and resiliency value of energy assets through our leading AI platform. In order to fulfill our mission, we provide our customers, which include commercial and industrial (“C&I”) enterprises as well as independent power producers, renewable project developers, utilities and grid operators, with (i) an energy storage system, sourced from leading, global battery original equipment manufacturers (“OEMs”), that we deliver through our partners, including developers, distributors, and engineering, procurement and construction firms, (ii) edge hardware to aid in the collection of site data and the real-time operation and control of the site plus other optional equipment, (iii) ongoing software platform and professional services to operate integrated energy storage, and solar systems, through our Athena® artificial intelligence (“AI”) platform (“Athena”), and (iv) solar asset performance monitoring and control, through Athena’s PowerTrack application. In addition, in all the markets where we help manage our customers’ clean energy assets, we have agreements to use the Athena platform to participate in such markets and to share the revenue from such market participation.
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
Through our February 2022 acquisition of AlsoEnergy, we combined our storage optimization capabilities with solar asset performance monitoring and control software.
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
Our total revenue grew from $127.4 million for the year ended December 31, 2021 to $363.0 million for the year ended December 31, 2022. For the years ended December 31, 2022 and 2021, we incurred net losses of $124.1 million and $101.2 million, respectively. As of December 31, 2022, we had an accumulated deficit of $632.1 million.

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
Decline in Lithium-Ion Battery Costs
Our revenue growth is directly tied to the continued adoption of energy storage systems by our customers. The cost of lithium-ion energy storage hardware has generally declined over the last decade, notwithstanding increases in recent months. The market for energy storage is rapidly evolving, and while we believe costs will continue to decline over time, there is no guarantee. If costs do not continue to decline, or do not decline as quickly as we anticipate, this could adversely affect our ability to increase our revenue and grow our business. The United States Inflation Reduction Act of 2022 (the “IRA”) was signed into law on August 16, 2022 and includes incentives and tax credits aimed at reducing the effects of climate change, such as a tax credit for stand-alone battery storage projects. The implementation of the IRA is expected to further reduce the cost of battery storage systems for certain customers; however, there are numerous restrictions and requirements associated with qualifying for the tax credits and other incentives available under the IRA, and the Company continues to assess how the IRA may affect its business.
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
Supply Chain Constraints and Risk; COVID-19
We rely on a very small number of suppliers of energy storage systems and other equipment. If any of our suppliers were unable or unwilling to provide us with contracted quantities in a timely manner at prices, quality levels and volumes acceptable to us, we will have very limited alternatives for supply, and we may not be able find suitable replacements for our customers, if at all. Such an event could materially adversely affect our business, prospects, financial condition and results of operations.
The COVID-19 pandemic has resulted and may continue to result in widespread adverse effects on the global and U.S. economies. Ongoing government and business responses to COVID-19, along with COVID-19 variants and the resurgence of related disruptions, could have a continued material adverse impact on economic and market conditions and amplify effects of a global and U.S. economic slowdown.
In addition, the global supply chain and our industry have experienced significant disruptions in recent periods. We have seen supply chain challenges and logistics constraints increase, including shortages of inverters, enclosures, battery modules and associated component parts for inverters and battery energy storage systems available for purchase. In certain cases, this has caused delays in critical equipment and inventory, longer lead times, and has resulted in cost volatility. These shortages and delays can be attributed in part to the COVID-19 pandemic and resulting government action, as well as broader macroeconomic conditions, such as labor shortages, rising inflation, rising interest rates, and a recessionary environment and geographical instability, including the ongoing conflict between Russia and Ukraine and rising tensions between China and Taiwan. If these shortages and delays persist into 2023, they could adversely affect the timing of when battery energy storage systems can be delivered and installed, and when (or if) we can begin to generate revenue from those systems. In addition, we have experienced and are experiencing varying levels of volatility in costs of equipment and labor resulting in part from disruptions caused by general global economic conditions, including inflationary pressures and the COVID‐19 pandemic.
As the COVID-19 pandemic reaches endemic stages, the future impact of the COVID-19 pandemic on our business, cash flows, liquidity, financial condition and results of operations remains highly dependent on future developments. Given the dynamic nature of these circumstances on our ongoing business, results of operations and overall financial performance, the future impact of COVID-19 and other macroeconomic factors, including the conflict in Ukraine, cannot be reasonably estimated at this time. In the event we are unable to mitigate the impact of delays or price volatility in energy storage systems, raw materials, and freight, it could materially adversely affect our business, prospects, financial condition and results of operations.
DevCo Joint Ventures
From time to time, the Company, through an indirect wholly-owned development subsidiary, has entered into strategic joint ventures with qualified third parties to develop select energy storage power generation projects (“DevCo Projects”), as more fully described above under Note 1 — Business in the accompanying notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. These projects require significant upfront investment by us and involve a high degree of risk. If a DevCo Project fails to reach completion or is significantly delayed, we could lose all or a portion of our development capital investment. See “We Face Risks Related to our DevCo Business Model” in Part I, Item 1A. “Risk Factors” of this Annual Report on From 10-K for additional information about certain risks related to these DevCo Projects.

Non-GAAP Financial Measures
In addition to financial results determined in accordance with U.S. generally accepted accounting principles (“GAAP”), we use Adjusted EBITDA and non-GAAP gross margin, which are non-GAAP financial measures, for financial and operational decision making and as a means to evaluate our operating performance and prospects, develop internal budgets and financial goals, and to facilitate period-to-period comparisons. Our management believes that these non-GAAP financial measures provide meaningful supplemental information regarding our performance and liquidity by excluding certain expenses and expenditures that may not be indicative of our operating performance, such as stock-based compensation and other non-cash charges, as well as discrete cash charges that are infrequent in nature. We believe that both management and investors benefit from referring to these non-GAAP financial measures in assessing our performance and when planning, forecasting, and analyzing future periods. These non-GAAP financial measures also facilitate management’s internal comparisons to our historical performance and liquidity as well as comparisons to our competitors’ operating results. We believe these non-GAAP financial measures are useful to investors both because they (1) allow for greater transparency with respect to key metrics used by management in its financial and operational decision making and (2) are used by our institutional investors and the analyst community to help them analyze the health of our business. Adjusted EBITDA and non-GAAP gross margin should be considered in addition to, not as a substitute for, or superior to, other measures of financial performance prepared in accordance with GAAP.
Non-GAAP Gross Margin
We define non-GAAP gross margin as gross margin excluding amortization of capitalized software and impairments related to decommissioning of end-of-life systems.
The following table provides a reconciliation of gross margin (GAAP) to non-GAAP gross margin ($ in millions, except for percentages):

	Years Ended December 31,
	2022	2021
Revenue	$363.0	$127.4
Cost of revenue	(329.9)	(126.1)
GAAP Gross Margin	33.1	1.3
GAAP Gross Margin (%)	9%	1%

Adjustments to Gross Margin (1):
Amortization of capitalized software & developed technology	10.7	5.3
Impairments	3.5	4.6
Non-GAAP Gross Margin	$47.3	$11.2
Non-GAAP Gross Margin (%)	13%	9%

(1) Historically, management included a separate “Other Adjustments” caption in the table above as part of the adjustments to gross margin. Other Adjustments consisted of certain operating expenses including communication and cloud service expenditures reclassified to cost of revenue. Other Adjustments are no longer in the calculation of Non-GAAP Gross Margin and Non-GAAP Gross Margin %. Amounts reported for 2021 have been revised accordingly. We believe this change reflects a more accurate representation of our business for stakeholders to assess its performance.
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

The following table provides a reconciliation of Adjusted EBITDA to net loss (in thousands):

	Years Ended December 31,
	2022	2021
	(in thousands)
Net loss	$(124,054)	$(101,211)
Adjusted to exclude the following:
Depreciation and amortization expense	48,783	29,098
Interest expense	10,468	17,395
Loss on extinguishment of debt	—	5,064
Stock-based compensation	28,661	13,546
Vesting of warrants	—	9,183
Change in fair value of warrants and embedded derivatives	—	(3,424)
Transaction costs in connection with business combination	6,068	—
Litigation settlement	(727)	—
Benefit from (provision for) income taxes	(15,161)	—
Adjusted EBITDA	$(45,962)	$(30,349)

Financial Results and Key Metrics
The following table presents our financial results and our key metrics (in millions, except for percentages and unless otherwise noted):

	Years Ended December 31,
	2022	2021
	(in millions)
Financial Results
Revenue	$363.0	$127.4
GAAP Gross Margin	$33.1	$1.3
GAAP Gross Margin (%)	9%	1%
Non-GAAP Gross Margin	$47.3	$11.2
Non-GAAP Gross Margin (%)	13%	9%
Net loss	$(124.1)	$(101.2)
Adjusted EBITDA	$(46.0)	$(30.3)

Key Operating Metrics
12-Month pipeline (in billions)* (1)	$7.1	$4.0
Bookings (2)	$1,056.9	$416.5
Contracted backlog* (3)	$969.0	$449.0
Contracted storage AUM (in GWh)* (4)	2.5	1.6
Solar monitoring AUM (in GW)* (5)	25.0	**
CARR* (6)	65.3	**
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
Pipeline
Pipeline represents the total value (excluding market participation revenue) of uncontracted, potential hardware and software contracts that are currently being pursued by our direct salesforce and channel partners with developers and independent power producers seeking energy optimization services and transfer of energy storage systems that have a reasonable likelihood of execution within 12 months of the end of the relevant period based on project timelines published by such developers and independent power producers. We cannot guarantee that the pipeline will result in meaningful revenue or profitability.
Beginning with the first quarter of 2023, we will no longer report 12-month Pipeline as we believe that contracted backlog is a more efficient metric of near and medium term revenue.
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
For partnership sales, bookings are the sum of the expected consideration to be received from the transfer of hardware and energy optimization services (excluding any potential revenues from market participation). For partnership sales, even though we have secured an executed contract with estimated timing of project delivery and installation from the customer, we do not consider it a contract in accordance with FASB ASU 2014-09 Topic 606, Revenue from Contracts with Customers (“ASC 606)”, or a remaining performance obligation, until the customer has placed a binding purchase order. A signed customer contract is considered a booking as this indicates the customer has agreed to place a purchase order in the foreseeable future, which typically occurs within three months of contract execution. However, executed customer contracts, without binding purchase orders, are cancellable without penalty by either party.
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
Components of Our Results of Operations
Revenue
We generate services and other revenue and hardware revenue. Services and other revenue is mainly generated through arrangements with host customers to provide energy optimization services using our proprietary software platform coupled with a dedicated energy storage system owned and controlled by us throughout the term of the contract. Fees charged to customers for energy optimization services generally consist of recurring fixed monthly payments throughout the term of the contract and in some arrangements, an installation and/or upfront fee component. We may also receive incentives from utility companies in relation to the sale of our services. Services and other revenue also includes the sale of project assets.
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
Cost of Revenue
Cost of services and other revenue includes depreciation of the cost of energy storage systems we own under long-term customer contracts, which includes capitalized fulfillment costs, such as installation services, permitting and other related costs. Cost of services and other revenue and other also includes the costs for the development and constructions of project assets. Cost of revenue may also include any impairment of inventory and energy storage systems, along with system maintenance costs associated with the ongoing services provided to customers. Costs of revenue are recognized as energy optimization and other supporting services are provided to our customers throughout the term of the contract.
Cost of hardware revenue generally includes the cost of the hardware purchased from a manufacturer, shipping, delivery, and other costs required to fulfill our obligation to deliver the energy storage system to the customer location. Cost of hardware revenue may also include any impairment of energy storage systems held in our inventory for sale to our customer. Cost of hardware revenue related to the sale of energy storage systems is recognized when the delivery of the product is completed.
Gross Margin
Our gross margin fluctuates significantly from quarter to quarter. Gross margin, calculated as revenue less costs of revenue, has been, and will continue to be, affected by various factors, including fluctuations in the amount and mix of revenue and the amount and timing of investments to expand our customer base. Over the long term, we hope to increase both our gross margin in absolute dollars and as a percentage of revenue through enhanced operational efficiency and economies of scale.

Operating Expenses
Sales and Marketing
Sales and marketing expense consists of payroll and other related personnel costs, including salaries, stock-based compensation, employee benefits, and travel for our sales and marketing personnel. In addition, sales and marketing expense includes trade show costs, amortization of intangibles and other expenses. We expect our sales and marketing expense to increase in future periods to support the overall growth in our business.

Research and Development
Research and development expense consists primarily of payroll and other related personnel costs for engineers and third parties engaged in the design and development of products, third-party software and technologies, including salaries, bonuses and stock-based compensation expense, project material costs, services and depreciation. We expect research and development expense to increase in future periods to support our growth, including continuing to invest in optimization, accuracy and reliability of our platform and other technology improvements to support and drive efficiency in our operations. These expenses may vary from period to period as a percentage of revenue, depending primarily upon when we choose to make more significant investments.
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
Other Expenses, Net
Other expenses, net consists primarily of income from equity investments and foreign exchange gains or losses.

Results of Operations
Results of Operations for the Year Ended December 31, 2022 and 2021

	Year Ended December 31,		$ Change	% Change
	2022	2021
	(In thousands, except percentages)
Revenue
Services and other revenue	$52,143	$20,463	$31,680	155%
Hardware revenue	310,837	106,908	203,929	191%
Total revenue	362,980	127,371	235,609	185%
Cost of revenue
Cost of services and other revenue	43,153	28,177	14,976	53%
Cost of hardware revenue	286,735	97,947	188,788	193%
Total cost of revenue	329,888	126,124	203,764	162%
Gross margin	33,092	1,247	31,845	2,554%
Operating expenses
Sales and marketing	48,882	19,950	28,932	145%
Research and development	38,303	22,723	15,580	69%
General and administrative	77,028	41,648	35,380	85%
Total operating expenses	164,213	84,321	79,892	95%
Loss from operations	(131,121)	(83,074)	(48,047)	58%
Other expense, net
Interest expense	(10,468)	(17,395)	6,927	(40)%
Loss on extinguishment of debt	—	(5,064)	5,064	(100)%
Change in fair value of warrants and embedded derivatives	—	3,424	(3,424)	(100)%
Other income (expense), net	2,374	898	1,476	164%
Total other expense, net	(8,094)	(18,137)	10,043	(55)%
Loss before benefit from (provision for) income taxes	(139,215)	(101,211)	(38,004)	38%
Benefit from (provision for) income taxes	15,161	—	15,161	*
Net loss	$(124,054)	$(101,211)	$(22,843)	23%
*Percentage is not meaningful
Revenue
Total revenue increased by $235.6 million, or 185%, for the year ended December 31, 2022, as compared to the year ended December 31, 2021. The change was primarily driven by a $203.9 million increase in hardware revenue primarily due to increase in demand for systems related to FTM partnership agreements and the inclusion of AlsoEnergy’s revenue in the current period. Services and other revenue increased by $31.7 million compared to the year ended December 31, 2021, primarily due to the inclusion of AlsoEnergy’s revenue in the current period.
Cost of Revenue
Cost of revenue increased by $203.8 million, or 162%, for the year ended December 31, 2022, as compared to the year ended December 31, 2021. The change was primarily driven by an increase of cost of hardware revenue of $188.8 million, which was due to the increase in demand for larger capacity systems, as well as an increase of $15.0 million in cost of services and other revenue, primarily related to AlsoEnergy.

Operating Expenses
Sales and Marketing
Sales and marketing expense increased by $28.9 million, or 145%, for the year ended December 31, 2022, as compared to the year ended December 31, 2021. The increase was primarily due to an increase of $11.0 million in personnel related expenses as a result of higher headcount, inclusive of an additional $2.5 million in stock-based compensation expense, an increase of $12.9 million in amortization expense related to intangible assets from the acquisition of AlsoEnergy, an increase of $1.9 million amortization of contract origination costs, and an increase of $3.1 million of professional services and other expenses.
Research and Development
Research and development expense increased by $15.6 million, or 69%, for the year ended December 31, 2022, as compared to the year ended December 31, 2021. The increase was primarily due to an increase of $12.5 million in personnel related expenses as a result of increased headcount, inclusive of an additional $2.3 million in stock-based compensation expense, and an increase of $3.1 million in professional services and other expenses.
General and Administrative
General and administrative expense increased by $35.4 million, or 85%, for the year ended December 31, 2022, as compared to the year ended December 31, 2021. The increase was primarily driven by an increase of $20.8 million in personnel related expenses as a result of higher headcount, inclusive of an additional $10.3 million in stock-based compensation expense, as well as an increase of $14.6 million in professional services, insurance, office, and other expenses.
Other Expense, Net
Interest Expense
Interest expense decreased by $6.9 million, or 40%, for the year ended December 31, 2022, as compared to the year ended December 31, 2021. The decrease was primarily driven by lower interest expense of $6.2 million due the repayment of notes payable during 2021, as discussed in Note 12 — Notes Payable, in the accompanying notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, lower interest expense of $2.1 million from financing obligations, and net accretion of discount on investments of $0.9 million. The decrease was partially offset by additional $2.2 million in interest expense from the issuance of the 2028 Convertible Notes in November 2021 and other interest of $0.1 million.
Loss on Extinguishment of Debt
Loss on extinguishment of debt decreased by $5.1 million, or 100% for the year ended December 31, 2022, as compared to the year ended December 31, 2021. The decrease was driven by a prior year payment of a $4.0 million penalty on debt extinguishment and the write-off of $1.1 million of unamortized debt issuance costs upon the conversion of our Series D convertible notes in relation to the Merger.
Change in Fair Value of Warrants and Embedded Derivative
The change in fair value of warrants and embedded derivative reflected no activity for the year ended December 31, 2022 (as no warrants and embedded derivatives were outstanding), compared to income of $3.4 million for the year ended December 31, 2021, which resulted from a revaluation gain of warrants and embedded derivatives.
Other Income (Expenses), Net
Other expenses, net increased by $1.5 million, or 164%, for the year ended December 31, 2022, as compared to the year ended December 31, 2021. The net increase was primarily as a result of an increase in interest income from short-term investments.
Income Tax Benefit
During the year ended December 31, 2022, we recorded $15.2 million of income tax benefit, as a result of the partial release of our deferred tax asset valuation due to the acquisition of AlsoEnergy. The Company did not record a provision or benefit for income taxes during the year ended December 31, 2021.

A comparative discussion of our 2021 to 2020 results of operations can be found in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 28, 2022.
Liquidity and Capital Resources
Sources of Liquidity
Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations, including working capital needs, debt service, acquisitions, contractual obligations and other commitments. We assess liquidity in terms of our cash flows from operations and their sufficiency to fund our operating and investing activities. To meet our payment service obligations, we must have sufficient liquid assets and be able to move funds on a timely basis.
As of December 31, 2022, our principal sources of liquidity were cash, cash equivalents, and short-term investments of $250.0 million, which were held for working capital purposes and for investment growth opportunities. Our marketable securities generally consist of high-grade commercial paper, agency bonds, corporate debt securities, U.S. government agency securities, and treasury bills. We believe that our cash position is sufficient to meet our capital and liquidity requirements for at least the next 12 months from the date of this Form 10-K.
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
Our long-term liquidity requirements are linked primarily to the continued extension of the Athena platform and supporting applications, including Athena PowerTrack, and the use of our balance sheet to improve the terms and conditions associated with the purchase of energy storage systems from our hardware vendors. While we have plans to potentially expand our geographical footprint beyond our current partnerships and enter into joint ventures, those are not required initiatives to achieve our plans.
Financing Obligations
We have entered into arrangements wherein we finance the cost of energy storage systems via special purpose entities (“SPEs”) we establish with outside investors. These SPEs are not consolidated into our financial statements, but are accounted for as equity method investments. The investors provide us upfront payments through the SPEs. Under these arrangements, the payment by the SPE to us is accounted for as a borrowing by recording the proceeds received as a financing obligation. The financing obligation is repaid with the future customer payments and incentives received. A portion of the amounts paid to the SPE is allocated to interest expense using the effective interest rate method. Furthermore, we continue to account for the revenues from customer arrangements and incentives and all associated costs despite such systems being legally sold to the SPEs due to our significant continuing involvement in the operations of the energy storage systems. The total financing obligation as of December 31, 2022 was $79.6 million, of which $15.7 million was classified as a current liability.
Notes Payable
2021 Credit Agreement
In January 2021, we entered into a non-recourse credit agreement to provide a total of $2.7 million towards the financing of certain energy storage systems that we own and operate. The credit agreement has a stated interest of 5.45% and a maturity date of June 2031. We received an advance under the credit agreement of $1.8 million in January 2021. The repayment of advances received under this credit agreement is determined by the lender based on the proceeds generated by us through the operation of the underlying energy storage systems. We had $1.8 million of outstanding borrowings under this credit agreement as of December 31, 2022.

2028 Green Convertible Senior Notes
On November 22, 2021, we sold to Morgan Stanley & Co. LLC, Goldman Sachs & Co. LLC and Barclays Capital Inc, as initial purchasers (the “Initial Purchasers”), and the Initial Purchasers purchased from us, $460.0 million aggregate principal amount of our 0.50% Green Convertible Notes due 2028 (the “2028 Convertible Notes”), pursuant to a purchase agreement dated as of November 17, 2021, by and between us and the Initial Purchasers. The 2028 Convertible Notes will accrue interest payable semi-annually in arrears and will mature on December 1, 2028, unless earlier repurchased, redeemed or converted in accordance with their terms prior to such date. Upon conversion, we may choose to pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock. The 2028 Convertible Notes are redeemable for cash at the Company’s option at any time given certain conditions. Refer to Note 13 — Convertible Promissory Notes, in the accompanying notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021

Net cash used in operating activities	$(106,030)	$(101,266)
Net cash used in investing activities	(544,373)	(185,233)
Net cash (used in) provided by financing activities	(9,272)	1,027,095
Effect of exchange rate changes on cash and cash equivalents	(202)	242
Net (decrease) increase in cash and cash equivalents	$(659,877)	$740,838
Operating Activities
During the year ended December 31, 2022, net cash used in operating activities was $106.0 million, primarily resulting from our net loss of $124.1 million, adjusted for non-cash charges of $70.3 million and net cash outflow of $52.3 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization of $45.4 million, non-cash interest expense of $1.9 million related to debt issuance costs, stock-based compensation expense of $28.7 million, non-cash lease expense of $2.3 million, accretion of asset retirement obligations of $0.2 million, impairment of energy storage systems of $2.6 million, loss on disposal of property and equipment of $0.3 million, impairment loss of project assets of $0.5 million, provision for accounts receivable allowance of $3.6 million, which were partially offset by an income tax benefit of $15.1 million and net accretion of discount on investments of $0.1 million. The net cash outflow from changes in operating assets and liabilities was primarily driven by an increase in accounts receivable of $155.8 million, an increase in deferred costs with suppliers of $37.1 million, an increase in other assets of $29.4 million, an increase in contract origination costs of $9.6 million, an increase in project assets of $3.7 million, a decrease in lease liabilities, net of $1.6 million, partially offset by a decrease in inventory of $18.6 million, an increase in accounts payable of $53.3 million, an increase in accrued expenses of $62.2 million, and an increase in deferred revenue of $51.0 million.
During the year ended December 31, 2021, net cash used in operating activities was $101.3 million, primarily resulting from our operating loss of $101.2 million, adjusted for non-cash charges of $59.5 million and net cash outflow of $59.5 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization of $24.5 million, non-cash interest expense of $9.6 million, which included interest expenses associated with debt issuance costs, stock-based compensation expense of $13.5 million, change in the fair value of warrant liability and embedded derivative of $3.4 million, impairment of energy storage systems of $4.3 million, issuance of warrants for services of $9.2 million, non-cash lease expense of $0.9 million, accretion of asset retirement obligations of $0.2 million, and net amortization of premium on investments of $0.7 million. The net cash outflow from changes in operating assets and liabilities was primarily driven by an increase in accounts receivable of $48.1 million, an increase in deferred costs with suppliers of $7.5 million, an increase in other assets of $17.2 million, a decrease in deferred revenue of $15.0 million, an increase in inventory of $1.9 million, an increase in contract origination costs of $2.6 million, a decrease in lease liabilities, net of $0.5 million, partially offset by an increase in accounts payable of $16.3 million and accrued expenses and other liabilities of $17.0 million.
Investing Activities
During the year ended December 31, 2022, net cash used in investing activities was $544.4 million, primarily consisting of $533.0 million used for our acquisition of AlsoEnergy, net of cash acquired, $2.6 million used for the purchase of energy systems, $16.8 million in capital expenditures on internally-developed software, and $1.5 million used for the purchase of property and equipment, partially offset by $9.6 million in net proceeds of available-for-sale investments.
During the year ended December 31, 2021, net cash used in investing activities was $185.2 million, primarily consisting of $189.9 million used for the purchase of available-for-sale investments, $3.6 million used for the purchase of energy systems, $5.9 million in capital expenditures on internally-developed software, $1.2 million used for the purchase of equity method investment, and $0.6 million used for the purchase of property plant and equipment, partially offset by $16.0 million in proceeds from the sale of available-for-sale investments.
Financing Activities
During the year ended December 31, 2022, net cash used in financing activities was $9.3 million, primarily consisting of repayment of financing obligations of $10.3 million and payments for taxes related to net share settlement of stock options of $2.3 million, partially offset by proceeds from exercise of stock options of $1.3 million, proceeds from other financing obligations of $1.5 million, and an investment from non-controlling interest of $0.5 million.
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
Contractual Obligations and Commitments
The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments. Changes in our business needs, cancellation provisions and changes in interest rates, as well as action by third parties and other factors, may cause these estimates to change. Therefore, our actual payments in future periods may vary from those presented in the table below. We generally expect to satisfy these commitments with cash on hand and cash provided by operating activities.
The following table summarizes our contractual obligations and commitments as of December 31, 2022 (in thousands).

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Interest on 2028 convertible notes	$13,608	$2,300	$4,600	$4,600	$2,108
Operating lease obligations	15,387	3,152	5,119	4,416	2,700
Non-cancelable purchase obligations	3,575	1,446	1,282	847	—
Total	$32,570	$6,898	$11,001	$9,863	$4,808
See Note 8 — Leases and Note 13 — Convertible Promissory Notes, in the accompanying notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for more details.
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
Our significant accounting policies are described in Note 2 — Summary of Significant Accounting Policies, in the accompanying notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. We believe that the following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of our consolidated financial statements:
Revenue Recognition
We generate revenue through host customer arrangements, partnership arrangements, and sales of project assets. We apply judgment during the identification of a contract to determine the customer’s ability and intent to pay, which is based on a variety of factors, including the customer’s historical payment experience or, in the case of a new customer, credit and financial information pertaining to the customer.
For contracts that contain multiple performance obligations, we allocate the transaction price for each contract to each performance obligation based on the relative standalone selling price, or SSP for each performance obligation. We use judgment in determining the SSP for our products and services. We typically assess the SSP for our products and services on an annual basis or when facts and circumstances change. To determine SSP, we maximize the use of observable standalone sales and observable data, where available. In instances where performance obligations do not have observable standalone sales, we utilize available information that may include other observable inputs or use the expected cost-plus margin approach to estimate the price we would charge if the products and services were sold separately. The expected cost-plus margin approach is currently used to determine SSP for each distinct performance obligation for sale of hardware.
In some cases, the total transaction price is determined based on the total consideration specified in the contract, including variable consideration in the form of a performance guaranty payment that represents potential amounts payable to customers. The expected value method is generally used when estimating variable consideration, which typically reduces the total transaction price due to the nature of the performance obligations to which the variable consideration relates. These estimates reflect our historical experience and current contractual requirements which cap the maximum amount that may be paid. The expected value method requires judgment and considers multiple factors that may vary over time depending upon the unique facts and circumstances related to each performance obligation. Depending on the facts and circumstances, a change in variable consideration estimate will either be accounted for at the contract level or using the portfolio method.
Business Combinations
We account for our business combinations using the acquisition method of accounting, which requires, among other things, allocation of the fair value of purchase consideration to the tangible and intangible assets acquired and liabilities assumed at their estimated fair values on the acquisition date. The excess of the fair value of purchase consideration over the values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair value of assets acquired and liabilities assumed, we make estimates and assumptions, especially with respect to intangible assets. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, not to exceed one year from the date of acquisition, we may record adjustments to the assets acquired and liabilities assumed, with a corresponding offset to goodwill if new information is obtained related to facts and circumstances that existed as of the acquisition date. After the measurement period, any subsequent adjustments are reflected in the consolidated statements of operations. Acquisition costs, such as legal and consulting fees, are expensed as incurred.

Recent Accounting Pronouncements
Information with respect to recent accounting pronouncements may be found in Note 2 — Summary of Significant Accounting Policies, in the accompanying notes to the consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
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

Credit Risk
We routinely assess the creditworthiness of our customers. We generally have not experienced any material losses related to receivables from individual customers, or groups of customers during the years ended December 31, 2022 and 2021. We do not require collateral. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in our accounts receivable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
STEM, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2022 and 2021, and for Years Ended December 31, 2022, 2021 and 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Stem, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Stem, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
As described in the accompanying Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Also Energy Holdings, Inc., which was acquired on February 1, 2022, because the Company is in the process of evaluating the existing controls and procedures of Also Energy Holdings, Inc. and integrating Also Energy Holdings, Inc. into its internal control over financial reporting. Also Energy Holdings, Inc. constitutes 3% of total assets and 16% of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2022. Accordingly, our audit did not include the internal control over financial reporting at Also Energy Holdings, Inc.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
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
Business Combinations — Trade Names, Customer Relationships and Developed Technology — Refer to Notes 2 and 6 to the financial statements
Critical Audit Matter Description
On February 1, 2022, the Company acquired 100% of the outstanding shares of Also Energy Holdings, Inc. (“AlsoEnergy”). The total consideration to acquire AlsoEnergy was $652.0 million, comprised of $543.1 million in cash, net of a working capital adjustment, and $108.9 million in the form of 8,621,006 shares of the Company’s common stock. The Company incurred $6.1 million of transaction costs related to the acquisition. The Company accounted for the acquisition as a business combination in which the Company determined that AlsoEnergy was a business. The total consideration was allocated to fair values of assets acquired and liabilities assumed, and the Company recognized $545.0 million of goodwill from the acquisition, which represents the excess of the purchase price over the fair value of the net identifiable assets acquired.
Included in the net identifiable assets acquired were trade names, customer relationships, and developed technology, for which the Company measured the fair value as of the acquisition date of $11.3 million, $106.8 million, and $30.1 million, respectively. The fair value of trade names was measured using the relief-from-royalty method, the fair value of customer relationships was measured using the multiple-period excess earnings method under the income approach, and the fair value of developed technology was measured using the relief-from-royalty method of the income approach. The acquired intangible assets will be amortized on a straight-line basis over their respective estimated useful lives.
We identified the fair value measurements of the acquired trade names, customer relationships, and developed technology as a critical audit matter because of the significant estimates and assumptions related to the Company’s forecasts of future revenues and selection of the weighted average cost of capital, royalty rates, and estimated revenue growth rates in measuring the fair value of these assets. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of the Company’s forecasts of future revenues and selection of the weighted average cost of capital, royalty rates, and estimated revenue growth rates used to measure the fair value of the acquired trade names, customer relationships, and developed technology.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the fair value measurements of the acquired trade names, customer relationships, and developed technology included the following, among others:
•We tested the effectiveness of controls over the estimation process supporting the fair value estimates of the acquired trade names, customer relationships, and developed technology, including management’s controls over the selection of the weighted average cost of capital, royalty rates, and estimated revenue growth rates used.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodology and the weighted average cost of capital and royalty rates used to measure the fair value of the acquired trade names, customer relationships, and developed technology.
•We evaluated the reasonableness of the Company’s forecasts of future revenues and estimated revenue growth rates by comparing them to current industry reports, as well as to the historical performance of the acquired business and a similar business segment of the Company.
•We tested the source information underlying the fair value measurements of the acquired trade names, customer relationships, and developed technology and the mathematical accuracy of management’s calculations.
•We evaluated the sufficiency of the disclosures related to the fair value measurements of the acquired trade names, customer relationships, and developed technology in the financial statements.
Business – Development subsidiary and strategic joint ventures — Refer to Notes 1 and 2 to the financial statements
Critical Audit Matter Description
In January 2022, the Company formed an indirect wholly-owned development subsidiary (“DevCo”) to enter into strategic joint ventures (each a “DevCo JV”) as a majority owner, with one or more qualified third parties as the minority owner, for the development of select renewable energy projects (“DevCo Projects”). The Company makes development capital contributions to DevCo Projects to fund project development and recovers those capital contributions plus a fee when the developer takes ownership of the project. The purpose of the DevCo JV is to develop and sell DevCo Projects, and secure Company hardware and software services for those projects.
In accordance with accounting principles generally accepted in the United States of America, the DevCo JVs are determined to be variable interest entities (“VIEs”) as they lack sufficient equity to finance their activities without additional financial support, and the Company is deemed to be the primary beneficiary for these VIEs as it has both (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (2) the obligation to absorb losses or receive benefits from the VIE that could potentially be significant. Accordingly, the DevCo JVs’ operating results, assets and liabilities are consolidated by the Company, with third party minority owners’ share presented as noncontrolling interest. The DevCo JVs’ net income (loss) are allocated to the owners using the hypothetical liquidation at book value method at the end of each reporting period. As of December 31, 2022, the Company consolidated $9.5 million of DevCo JV net assets.
We identified the Company’s accounting for the DevCo JVs as a critical audit matter because of the complexity of the joint venture agreements, and the significant judgment used by management in the determination of (1) whether the DevCo JV is a

VIE, and (2) the owner who would be considered the primary beneficiary of these VIEs in accordance with accounting principles generally accepted in the United States of America. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve professionals with expertise in accounting for VIEs when performing audit procedures to evaluate management’s accounting for the DevCo JVs.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the accounting for the DevCo JVs included the following, among others:
•We tested the effectiveness of controls over the technical accounting assessment of DevCo JV operating agreements, including management’s review of the significant assumptions.
•We evaluated the reasonableness of management’s accounting for the DevCo JVs in accordance with accounting principles generally accepted in the United States by:
–Obtaining and evaluating the Company’s accounting memoranda and other documentation regarding the application of the relevant accounting guidance to the DevCo JVs.
–Obtaining, reading, and comparing the underlying terms and conditions of the relevant agreements to the Company’s accounting memoranda and other documentation.
–Evaluating the Company’s conclusions regarding the accounting treatment applied to the DevCo JVs, with the assistance of professionals with expertise in accounting for VIEs.
•We evaluated the sufficiency of the disclosures related to the accounting for the DevCo JVs in the financial statements.
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
The Company transfers control of the inventory upon delivery and simultaneous transfer of title to the customer. The Company transfers control of its energy optimization services to its customers continuously throughout the term of the contract (a stand-ready obligation), which does not commence until the customer successfully completes the installation of the project. As a result, the time frame between when the Company transfers control of the inventory to the customer upon delivery is generally several months, and can be in excess of one year, before the Company is required to perform any subsequent energy optimization services. Revenue is recognized ratably as control of these services is transferred to its customers based on a time-based output measure of progress of days elapsed over the term of the contract, in an amount that reflects the consideration the Company expects to be entitled to in exchange for its services. For the year ended December 31, 2022, the partnership hardware and service revenue recognized was $280.4 million.
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
•We tested the effectiveness of the controls relevant to the revenue process.
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
•We evaluated the sufficiency of the disclosures related to revenue from Partnership Arrangements in the financial statements.

/s/DELOITTE & TOUCHE LLP
San Francisco, California
February 16, 2023
We have served as the Company’s auditor since 2018.

STEM, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$87,903	$747,780
Short-term investments	162,074	173,008
Accounts receivable, net of allowances of $3,879 and $91 as of December 31, 2022 and December 31, 2021, respectively	223,219	61,701
Inventory, net	8,374	22,720
Deferred costs with suppliers	43,159	13,744
Other current assets (includes $74 and $213 due from related parties as of December 31, 2022 and December 31, 2021, respectively)	8,026	4,897
Total current assets	532,755	1,023,850
Energy storage systems, net	90,757	106,114
Contract origination costs, net	11,697	8,630
Goodwill	546,649	1,741
Intangible assets, net	162,265	13,966
Operating lease right-of-use assets	12,431	12,998
Other noncurrent assets	65,339	24,531
Total assets	$1,421,893	$1,191,830
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$83,831	$28,273
Accrued liabilities	85,258	25,985
Accrued payroll	12,466	7,453
Financing obligation, current portion	15,720	15,277
Deferred revenue, current portion	64,311	9,158
Other current liabilities (includes $687 and $306 due to related parties as of December 31, 2022 and December 31, 2021, respectively)	5,412	1,821
Total current liabilities	266,998	87,967
Deferred revenue, noncurrent	73,763	28,285
Asset retirement obligation	4,262	4,135
Notes payable, noncurrent	1,603	1,687
Convertible notes, noncurrent	447,909	316,542
Financing obligation, noncurrent	63,867	73,204
Lease liabilities, noncurrent	10,962	12,183
Other liabilities	362	—
Total liabilities	869,726	524,003
Commitments and contingencies (Note 20)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized as of December 31, 2022 and December 31, 2021, respectively; 0 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized as of December 31, 2022 and December 31, 2021; 154,540,197 and 144,671,624 issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	15	14
Additional paid-in capital	1,185,364	1,176,845
Accumulated other comprehensive (loss) income	(1,672)	20
Accumulated deficit	(632,081)	(509,052)
Total Stem's stockholders’ equity	551,626	667,827
Non-controlling interests	541	—
Total stockholders’ equity	552,167	667,827
Total liabilities and stockholders’ equity	$1,421,893	$1,191,830
The accompanying notes are an integral part of these consolidated financial statements.

STEM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2022	2021	2020
Revenue
Services and other revenue	$52,143	$20,463	$15,645
Hardware revenue	310,837	106,908	20,662
Total revenue	362,980	127,371	36,307
Cost of revenue
Cost of services and other revenue	43,153	28,177	21,187
Cost of hardware revenue	286,735	97,947	19,032
Total cost of revenue	329,888	126,124	40,219
Gross margin	33,092	1,247	(3,912)
Operating expenses
Sales and marketing	48,882	19,950	14,829
Research and development	38,303	22,723	15,941
General and administrative	77,028	41,648	14,705
Total operating expenses	164,213	84,321	45,475
Loss from operations	(131,121)	(83,074)	(49,387)
Other expense, net
Interest expense	(10,468)	(17,395)	(20,806)
Loss on extinguishment of debt	—	(5,064)	—
Change in fair value of warrants and embedded derivatives	—	3,424	(84,455)
Other income (expense), net	2,374	898	(1,471)
Total other expense, net	(8,094)	(18,137)	(106,732)
Loss before benefit from (provision for) income taxes	(139,215)	(101,211)	(156,119)
Benefit from (provision for) income taxes	15,161	—	(5)
Net loss	$(124,054)	$(101,211)	$(156,124)

Net loss per share attributable to Stem common shareholders, basic and diluted	$(0.81)	$(0.96)	$(4.13)

Weighted-average shares used in computing net loss per share to Stem common shareholders, basic and diluted	153,413,743	105,561,139	40,064,087

The accompanying notes are an integral part of these consolidated financial statements.

STEM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Years Ended December 31,
	2022	2021	2020
Net loss	$(124,054)	$(101,211)	$(156,124)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(1,507)	(175)	—
Foreign currency translation adjustment	(185)	387	(246)
Total other comprehensive loss	$(125,746)	$(100,999)	$(156,370)

The accompanying notes are an integral part of these consolidated financial statements.

STEM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-controlling Interests	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of January 1, 2020	43,189,195	$3	$234,465	$54	$(259,054)	$—	$(24,532)
Effect of exchange transaction (Note 13)	(3,448,648)	—	(10,605)	—	7,337	—	(3,268)
Cancellation of exchange transaction by shareholder	184,520	—	—	—	—	—	—
Recognition of beneficial conversion feature related to convertible notes	—	—	1,629	—	—	—	1,629
Issuance of warrants to purchase common stock	—	—	168	—	—	—	168
Issuance of shares upon exercise of stock options and warrants	277,718	1	421	—	—	—	422
Stock-based compensation	—	—	4,542	—	—	—	4,542
Foreign currency translation adjustments	—	—	—	(246)	—	—	(246)
Net loss	—	—	—	—	(156,124)	—	(156,124)
Balance as of December 31, 2020	40,202,785	4	230,620	(192)	(407,841)	—	(177,409)
Merger and PIPE financing (Note 1)	70,428,326	7	248,137	—	—	—	248,144
Conversion of warrants into common stock upon Merger (Note 14)	2,759,970	—	60,568	—	—	—	60,568
Conversion of convertible notes into common stock (Note 13)	10,921,548	1	77,747	—	—	—	77,748
Exchange of warrants into common stock (Note 14)	4,683,349	1	168,646	—	—	—	168,647
Issuance of common stock warrants for services (Note 14)	—	—	9,183	—	—	—	9,183
Public Warrants exercises (Note 14)	12,638,723	1	312,115	—	—	—	312,116
Issuance of 2028 Convertible Notes, net (Note 13)	—	—	130,979	—	—	—	130,979
Purchase of capped call options (Note 13)	—	—	(66,700)	—	—	—	(66,700)
Stock option exercises, net of statutory tax withholdings	2,667,384	—	(9,574)	—	—	—	(9,574)
Legacy stock warrant exercises (Note 14)	369,539	—	418	—	—	—	418
Stock-based compensation	—	—	14,706	—	—	—	14,706
Unrealized loss on available-for-sale securities	—	—	—	(175)	—	—	(175)
Foreign currency translation gain	—	—	—	387	—	—	387
Net loss	—	—	—	—	(101,211)	—	(101,211)
Balance as of December 31, 2021	144,671,624	14	1,176,845	20	(509,052)	—	667,827
Cumulative-effect adjustment upon adoption of ASU 2020-06 (Note 13)	—	—	(130,979)	—	1,598	—	(129,381)
Cumulative-effect adjustment upon adoption of ASU 2016-13 (Note 2)	—	—	—	—	(573)	—	(573)
Common stock issued upon business combination (Note 6)	8,621,006	1	108,882	—	—	—	108,883
Stock option exercises, net of statutory tax withholdings	1,019,552	—	(1,178)	—	—	—	(1,178)
Issuance of common stock upon release of restricted stock units	206,914	—	—	—	—	—	—
Shares issued for exercise of warrants	21,101	—	150	—	—	—	150
Stock-based compensation	—	—	31,644	—	—	—	31,644
Unrealized loss on available-for-sale securities	—	—	—	(1,507)	—	—	(1,507)
Foreign currency translation adjustments	—	—	—	(185)	—	—	(185)
Contributions from non-controlling interests	—	—	—	—	—	541	541
Net loss	—	—	—	—	(124,054)	—	(124,054)
Balance as of December 31, 2022	154,540,197	$15	$1,185,364	$(1,672)	$(632,081)	$541	$552,167
The accompanying notes are an integral part of these consolidated financial statements.

STEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2022	2021	2020
OPERATING ACTIVITIES
Net loss	$(124,054)	$(101,211)	$(156,124)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	45,434	24,473	17,736
Non-cash interest expense, including interest expenses associated with debt issuance costs	1,901	9,648	10,044
Stock-based compensation	28,661	13,546	4,542
Change in fair value of warrant liability and embedded derivative	—	(3,424)	84,455
Non-cash lease expense	2,328	896	589
Accretion of asset retirement obligations	243	229	217
Impairment loss of energy storage systems	2,571	4,320	1,395
Loss on disposal of property, plant and equipment	276	—	—
Impairment loss of project assets	502	—	—
Issuance of warrants for services	—	9,183	—
Net (accretion of discount) amortization of premium on investments	(123)	664	—
Income tax benefit from release of valuation allowance	(15,100)	—	—
Provision for accounts receivable allowance	3,590	—	—
Other	3	(50)	(129)
Changes in operating assets and liabilities:
Accounts receivable	(155,817)	(48,125)	(6,988)
Inventory	18,606	(1,877)	(17,263)
Deferred costs with suppliers	(37,134)	(7,540)	(2,615)
Other assets	(29,420)	(17,243)	(2,714)
Contract origination costs, net	(9,612)	(2,622)	(2,552)
Project assets	(3,711)	—	—
Accounts payable	53,260	16,329	201
Accrued expense and other liabilities	62,210	17,007	4,499
Deferred revenue	51,005	(14,967)	31,682
Operating lease liabilities, net	(1,649)	(502)	(646)
Net cash used in operating activities	(106,030)	(101,266)	(33,671)
INVESTING ACTIVITIES
Acquisition of AlsoEnergy, net of cash acquired	(533,009)	—	—
Purchase of available-for-sale investments	(220,640)	(189,858)	—
Proceeds from maturities of available-for-sale investments	219,264	—	—
Proceeds from sales of available-for-sale investments	10,930	16,011	—
Purchase of energy storage systems	(2,606)	(3,604)	(6,196)
Capital expenditures on internally-developed software	(16,767)	(5,970)	(5,828)
Purchase of equity method investment	(50)	(1,212)	—
Purchase of property and equipment	(1,495)	(600)	(12)
Net cash used in investing activities	(544,373)	(185,233)	(12,036)
FINANCING ACTIVITIES
Proceeds from exercise of stock options and warrants	1,276	148,532	422
Payments for taxes related to net share settlement of stock options	(2,302)	(12,622)	—
Net contributions from Merger and PIPE financing, net of transaction costs of $58,061	—	550,322	—
Proceeds from financing obligations	1,519	7,839	16,222
Repayment of financing obligations	(10,306)	(9,587)	(10,689)
Proceeds from issuance of convertible notes, net of issuance costs of $0, $14,299 and $240 for the years ended December 31, 2022, 2021 and 2020, respectively	—	446,827	33,081
Purchase of capped call options	—	(66,700)	—
Proceeds from issuance of notes payable, net of issuance costs of $0, $0 and $1,502 for the years December 31, 2022, 2021 and 2020, respectively	—	3,930	23,498
The accompanying notes are an integral part of these consolidated financial statements.

Investment from non-controlling interests	541	—	—
Repayment of notes payable	—	(41,446)	(22,240)
Net cash (used in) provided by financing activities	(9,272)	1,027,095	40,294
Effect of exchange rate changes on cash and cash equivalents	(202)	242	(534)
Net (decrease) increase in cash and cash equivalents	(659,877)	740,838	(5,947)
Cash and cash equivalents, beginning of year	747,780	6,942	12,889
Cash and cash equivalents, end of period	$87,903	$747,780	$6,942

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$6,407	$10,188	$9,665
Cash paid for income taxes	$285	$—	$2
NON-CASH INVESTING AND FINANCING ACTIVITIES
Change in asset retirement costs and asset retirement obligation	$116	$231	$1,839
Exchange of warrants for common stock	$—	$168,647	$—
Conversion of warrants upon Merger	$—	$60,568	$—
Conversion of convertible notes upon Merger	$—	$77,748	$—
Conversion of accrued interest into outstanding note payable	$—	$337	$644
Right-of-use asset obtained in exchange for lease liability	$428	$13,337	$—
Settlement of warrant liability into common stock due to exercise	$—	$167,050	$—
Settlement of warrant liability into common stock due to redemption	$—	$2,121	$—
Issuance of common stock warrants	$—	$—	$168
Stock-based compensation capitalized to internal-use software	$2,983	$1,160	$—
Purchase of energy storage systems in accounts payable	$172	$—	$1,806
The accompanying notes are an integral part of these consolidated financial statements.

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BUSINESS
Description of the Business
Stem, Inc., together with its consolidated subsidiaries (“Stem,” the “Company,” “we,” “us,” or “our”), maintains one of the world’s largest digitally connected, intelligent renewable energy networks, providing customers (i) with an energy storage system, sourced from leading, global battery original equipment manufacturers (“OEMs”), that the Company delivers through its partners, including developers, distributors, and engineering, procurement and construction firms, (ii) edge hardware to aid in the collection of site data and the real-time operation and control of the site plus other optional equipment, (iii) ongoing software platform and professional services to operate integrated energy storage, and solar systems, through its Athena® artificial intelligence (“AI”) platform (“Athena”), and (iv) solar asset performance monitoring and control, through Athena’s PowerTrack application. In addition, in all the markets where the Company helps manage its customers’ clean energy assets, the Company has agreements to use the Athena platform to participate in such markets and to share the revenue from such market participation.
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
The Company’s Athena PowerTrack application provides a vertically integrated solution that incorporates on-site power monitoring equipment that aggregates and communicates data to enable remote control of solar generation assets. PowerTrack provides direct access to individual site performance to measure and benchmark expected energy production, maximizing asset value for Stem’s customers.
From time to time, the Company, through an indirect wholly-owned development subsidiary (“DevCo”) formed in January 2022, will enter into strategic joint ventures (each a “DevCo JV”) with qualified third parties for the development of select renewable energy projects (“DevCo Projects”). Using this structure, DevCo forms a new DevCo JV entity as the majority owner, with the developer as the minority owner. The purpose of the DevCo JV is to develop and sell DevCo Projects and secure Company hardware and software services for those projects. In DevCo Projects, the Company makes development capital contributions to fund project development, and recovers those capital contributions plus a fee when the developer takes ownership of the project. The Company will in some cases also elect to make cash advances to hardware suppliers to accelerate project construction timelines given long lead times to secure hardware. This business model is intended to allow the Company to advance development capital to key partners in strategic markets and securing hardware upfront, in order to generate higher-margin software and services and other revenue via exclusive long-term services contracts under the DevCo Projects.
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
Star Peak Acquisition Corp. Merger
On December 3, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Star Peak Transition Corp. (“STPK”), an entity that was then listed on the New York Stock Exchange under the trade symbol “STPK”, and STPK Merger Sub Corp., a Delaware corporation and wholly-owned subsidiary of STPK (“Merger Sub”), providing for, among other things, and subject to the conditions therein, the combination of the Company and STPK pursuant to the merger of Merger Sub with and into the Company with the Company continuing as the surviving entity (the “Merger”).

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In connection with the execution of the Merger Agreement, STPK entered into separate subscription agreements (each, a “Subscription Agreement”) with a number of investors (each a “Subscriber”), pursuant to which the Subscribers agreed to purchase, and STPK agreed to sell to the Subscribers, an aggregate of 22,500,000 shares of common stock (the “PIPE Shares”), for a purchase price of $10 per share and an aggregate purchase price of $225.0 million, in a private placement pursuant to the subscription agreements (the “PIPE”). The PIPE investment closed simultaneously with the consummation of the Merger. The Merger was accounted for as a reverse recapitalization in accordance with U.S. generally accepted accounting principles (“GAAP”). Under this method of accounting, STPK was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Merger was treated as the equivalent of Stem issuing stock for the net assets of STPK, accompanied by a recapitalization. The net liabilities of STPK of $302.2 million, comprised primarily of the warrant liabilities associated with the Public and Private Placement Warrants discussed in Note 14 — Warrants, are stated at historical cost, with no goodwill or other intangible assets recorded.

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liquidity
The accompanying consolidated financial statements have been prepared in accordance with GAAP and with the instructions to Form 10-K and Regulation S-X, assuming the Company will continue as a going concern. As of December 31, 2022, the Company had cash and cash equivalents of $87.9 million, short-term investments of $162.1 million, an accumulated deficit of $632.1 million and net working capital of $265.8 million, with $15.7 million of financing obligations coming due within the next 12 months. During the year ended December 31, 2022, the Company incurred a net loss of $124.1 million and had negative cash flows from operating activities of $106.0 million. However, the net proceeds from the Merger of $550.3 million, the proceeds of $145.3 million from the exercise of Public Warrants (as described in Note 14 — Warrants), and the net proceeds of $445.7 million from the issuance of the Company’s 0.50% Green Convertible Senior Notes due 2028 (the “2028 Convertible Notes”) (as described in Note 13 — Convertible Promissory Notes) provided the Company with a significant amount of cash proceeds. As discussed in Note 6 — Business Combinations, the Company completed the acquisition of 100% of the outstanding shares of AlsoEnergy for an aggregate purchase price of $652.0 million, which consisted of $543.1 million in cash, net of a working capital adjustment for an escrow recovery and $108.9 million in common stock. The Company believes that its cash position is sufficient to meet capital and liquidity requirements for at least the next 12 months after the date that the financial statements are available to be issued.
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
Supply Chain Constraints and Risk
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
Reclassifications
Certain prior year amounts have been reclassified for consistency with the current year presentation. Such reclassifications have no impact on previously reported net loss, stockholders' equity (deficit), or cash flows. For the years ended December 31, 2021 and December 31, 2020, $7.5 million and $2.6 million in net cash outflows were reclassified from Other assets to Deferred costs with suppliers in the consolidated statement of cash flows, respectively. This change had no impact to net cash used in operating activities.

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Principles of Consolidation
The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and consolidated variable interest entities (“VIEs”). The Company presents non-controlling interests within the equity section of its consolidated balance sheets, and the amount of consolidated net loss that is attributable to Stem and the non-controlling interest in its condensed consolidated statements of operations. All intercompany balances and transactions have been eliminated in consolidation.
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
Beginning in January 2022, the Company formed DevCo JVs with the purpose of originating potential battery storage facility projects in specific locations and conducting early-stage planning and development activities. The Company determined that the DevCo JVs are VIEs as they lack sufficient equity to finance their activities without additional financial support. The Company determined that it has both (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (2) the obligation to absorb losses or receive benefits from the VIE that could potentially be significant. Accordingly, the Company has determined that it is the primary beneficiary of the DevCo JVs, and as a result, the DevCo JVs’ operating results, assets and liabilities are consolidated by the Company, with third party minority owners’ share presented as noncontrolling interest. The Company applied the hypothetical liquidation at book value method in allocating recorded net income (loss) to each owner based on the change in the reporting period, of the amount of net assets of the entity to which each owner would be entitled to under the governing contracts in a liquidation scenario.
The following table summarizes the carrying values of the assets and liabilities of the DevCo JVs that are consolidated by the Company as of December 31, 2022 (in thousands):

December 31, 2022
Assets
Cash and cash equivalents	$6,686
Other current assets	38
Other noncurrent assets	3,208
Total assets	$9,932
Liabilities
Accounts payable	356
Other current liabilities	97
Total liabilities	$453
For the year ended December 31, 2022, the Company contributed approximately $7.8 million in capital investments for hardware purchases. The net income from the DevCo JVs during the year ended December 31, 2022 was $1.1 million.
Equity Method Investments
The Company has ownership interests in SPEs which it does not control. Where the Company holds an interest in these SPEs of greater than 20% and has the ability to exercise significant influence, the Company uses the equity method to account for its investments in these SPEs. Under the equity method of accounting, investments are stated at initial cost and are adjusted for subsequent additional investments and the Company’s proportionate share of earnings or losses and distributions. Such proportionate share of earnings or losses is included within other expenses, net in the consolidated statements of operations. The Company considers whether its equity method investments are impaired when events or circumstances suggest that the carrying

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
amount may not be recoverable. An impairment charge is recognized in the consolidated statements of operations for a decline in value that is determined to be other-than-temporary. In determining if and when a decline in the fair value of these investments below their carrying value is other-than-temporary, the Company evaluates the market condition, trends of earnings and cash flows and other key measures of performance and recognizes such loss which is deemed to be other-than-temporary. No such losses have been recognized during the years ended December 31, 2022, 2021, and 2020.
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
Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, depreciable life of energy systems; the amortization of acquired intangibles; the amortization of financing obligations; deferred commissions and contract fulfillment costs; the valuation of energy storage systems, internally developed software, and asset retirement obligations; and the fair value of equity instruments, equity-based instruments, debt, warrant liabilities, embedded derivatives, and the fair value of assets acquired and liabilities assumed in a business combination.
Segment Information
Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is the CODM. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, management has determined that the Company operates as one operating segment that is focused exclusively on innovative technology services that transform the way energy is distributed and consumed. The operations acquired as part of the acquisition of AlsoEnergy have been included in the Company’s operating segment. Net assets outside of the U.S. were less than 10% of total net assets as of December 31, 2022 and 2021.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity date of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are maintained at financial institutions. The Company maintains all cash in a highly liquid form to meet current obligations.
Short-Term Investments
Investments with a maturity date greater than three months that the Company intends to convert to cash or cash equivalents within a year or less are classified as short-term investments in the Company’s consolidated balance sheets. Additionally, in accordance with ASC 320, Investments - Debt Securities, the Company has classified all short-term investments as available-for-sale securities and changes in fair market value are reported in other comprehensive loss.
The Company utilizes its short-term investments as an alternative form of cash and, if the cash needs arise, could liquidate the investments at any point in time regardless of the contractual maturity of the investments. All of the Company’s investments are tradable on an active market and could be sold at fair value at any point in time.
Accounts Receivable, Net
Accounts Receivable are stated at amounts estimated by management to be equal to their net realizable values. Accounts receivable also includes unbilled accounts receivable, which is composed of milestone development activities of noncancellable purchase orders and monthly energy optimization services provided and recognized but not yet invoiced as of the end of the reporting period. The allowance for doubtful accounts is the Company's best estimate of the amount of expected credit losses. The expectation of collectability is based on the Company's review of credit profiles of customers, contractual terms and conditions, current economic trends, and historical payment experience. If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectability of those balances and an allowance is recorded accordingly. The allowance for doubtful accounts balance was $3.9 million and $0.1 million as of December 31, 2022 and 2021, respectively.

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
At times, the Company may be subject to a concentration of credit risk in relation to certain customers due to the purchase of large energy storage systems made by such customers. The Company routinely assesses the creditworthiness of its customers. The Company has not experienced any material losses related to receivables from individual customers, or groups of customers during the years ended December 31, 2022, 2021 and 2020. The Company does not require collateral. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in the Company’s accounts receivable.
Significant Customers
A significant customer represents 10% or more of the Company’s total revenue or accounts receivable, net balance at each reporting date. For each significant customer, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable are as follows:

	Accounts Receivable		Revenue
	December 31,		Year Ended December 31,
	2022	2021	2022	2021	2020
Customers:
Customer A	*	23%	*	11%	*
Customer B	*	15%	*	10%	12%
Customer C	*	13%	*	10%	25%
Customer D	54%	*	46%	*	*
Customer E	16%	*	10%	*	*
Customer F	11%	*	*	*	*
*Total less than 10% for the respective period
There are inherent risks whenever a large percentage of total revenue is concentrated in a limited number of customers. Should a significant customer: terminate or fail to renew its contracts with the Company, in whole or in part, for any reason, or experience significant financial or operating difficulties, it could have a material adverse effect on the Company’s financial condition and results of operations. In general, a customer that makes up a significant portion of revenues in one period, may not make up a significant portion in subsequent periods.
Prepaid warranty
Prepaid warranties are cash advances to suppliers for warranties on batteries. Such prepayments are amortized over five to fifteen years, based on the warranty period, starting when the battery becomes operational.
Inventory
Inventory consists of batteries, hardware and equipment either in-process at the Company’s OEM suppliers or as a finished product at the Company’s warehouse, which are sold and delivered directly to customers under the Company’s partnership arrangements as individual assets or assembled systems. Battery inventory is stated at lower of cost or net realizable value with cost being determined by the specific identification method. Solar hardware and equipment cost is determined by the first-in, first-out (FIFO) method. The Company periodically reviews its inventory for potentially slow-moving or obsolete items and writes down specific items in inventory to net realizable value based on its assessment of market conditions.
Deferred Costs with Suppliers
Deferred costs with suppliers are payments to suppliers for materials that have not been delivered to the Company and are recognized upon receipt of an invoice from the supplier.

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Energy Storage Systems, Net
The Company sells energy optimization services to host customers through the use of energy storage systems installed at customer locations. The Company determined that it does not transfer control of these energy storage systems to the customer, which are operated and controlled via the Company’s proprietary software platform; therefore, these energy storage systems do not qualify as a leased asset. The energy storage systems are stated at cost, less accumulated depreciation and impairment (as applicable).
Energy storage systems, net is comprised of equipment costs, which include components such as batteries, inverters, and other electrical equipment, and associated design, installation, and interconnection costs required to begin providing the energy optimization services to customers.
Depreciation of the energy storage systems is a component of cost of revenues within the consolidated statements of operations and is calculated using the straight-line method over the estimated useful lives of the energy storage systems, or 10 years, once the respective energy storage systems have been installed and interconnected to the power grid, the Company has received permission to operate, and the Company has begun to provide energy optimization services to the customer (i.e., energy storage system is live). Repairs and maintenance costs are expensed as incurred. Impairment charges related to energy storage system that were determined to no longer be recoverable totaled $2.6 million, $4.3 million and $1.4 million for the years ended December 31, 2022, 2021, and 2020, respectively.
Project Assets
Project assets primarily consist of costs related to battery backup projects in various stages of development that are capitalized prior to the completion of the sale of the projects, including projects that may have begun commercial operation and are actively marketed and intended to be sold. These project related costs include costs for development and construction of a system. Development costs may include legal, consulting, permitting, transmission upgrade, interconnection, and other similar costs. The Company would typically classify project assets as noncurrent due to the nature of projects (as long-lived assets) and the time required to complete all activities to develop, construct, and sell projects, which is typically longer than 12 months. Once the Company enters into a definitive sales agreement, the Company will classify project assets as current until the sale is completed and the revenue on the sale has been recognized. The Company presents all sales and expenditures related to the development and construction of project assets, whether fully or partially owned, as a component of cash flows from operating activities.
The Company reviews project assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. It considers a project commercially viable or recoverable if it is anticipated to be sold for a profit once it is either fully developed or fully constructed. It considers a partially developed or partially constructed project commercially viable or recoverable if the anticipated selling price is higher than the carrying value of the related project assets. The Company examines a number of factors to determine if the project is expected to be recoverable, including whether there are any changes in environmental, permitting, market pricing, regulatory, or other conditions that may impact the project. Such changes could cause the costs of the project to increase or the selling price of the project to decrease. If a project is not considered recoverable, we impair the respective project assets and adjust the carrying value to the estimated fair value, with the resulting impairment recorded within “general and administrative” expense in the consolidated statements of operations. The Company recognized $0.5 million in project asset impairments for the year ended December 31, 2022.
Contract Origination Costs, Net
Contract origination costs, net is stated at gross contract origination costs less accumulated amortization. Contract origination costs consists of sales commissions earned by the Company’s sales team, as well as related payroll taxes and other relevant fringe benefits that are direct, incremental, and recoverable costs of obtaining a contract with a customer. As a result, these amounts have been capitalized on the consolidated balance sheets. The Company deferred incremental costs of obtaining a contract of $9.6 million and $3.0 million during the years ended December 31, 2022 and 2021, respectively.
Contract origination costs are amortized over the expected period of benefit. The period of benefit is estimated by considering factors such as the timing of fulfillment of performance obligations, historical customer attrition rates, the useful life of the Company’s technology, and the impact of competition in its industry. Amortization of contract costs were $6.3 million, $3.9 million and $0.8 million for the years ended December 31, 2022, 2021, and 2020, respectively, and are included in sales and marketing expense in the accompanying consolidated statements of operations. The Company also recorded $0.5 million and $0.1 million in impairment losses in sales and marketing expense in the statements of operations related to the contract origination costs that were determined to no longer be recoverable during the years ended December 31, 2021 and 2020, respectively. No impairment losses were recorded during the year ended December 31, 2022.

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Goodwill
Goodwill amounts are not amortized, but rather tested for impairment at least annually or more often if circumstances indicate that the carrying value may not be recoverable. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. We have one reporting unit and as a result, goodwill has been assigned to the single reporting unit. We conducted our annual impairment test of goodwill in the fourth quarter of fiscal year 2022 and determined that no adjustment to the carrying value of goodwill was required.
Intangible Assets
Internal-use software
The Company capitalizes costs incurred in the development of internal-use software during the application development stage. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. Capitalized internal-use software is amortized on a straight-line basis over the estimated useful life of the software once it is ready for its intended use. The estimated useful life of costs capitalized is generally five years. The Company recorded amortization for internal-use software of $6.8 million, $5.0 million and $4.0 million in cost of revenues in the accompanying consolidated statements of operations for the years ended December 31, 2022, 2021, and 2020, respectively.
Finite-lived Intangible Assets
Finite-lived intangible assets consist of identifiable intangible assets acquired in business combinations, such as customer relationships, developed technology and trade names. Finite-lived intangible assets acquired in business combinations are initially recorded at fair value and subsequently presented net of accumulated amortization. These intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense for intangible assets was $16.8 million for the year ended December 31, 2022 and was not material for the years ended December 31, 2021, and 2020, respectively.
Impairment of Long-Lived Assets
The Company reviews its long-lived assets, which primarily consist of energy storage systems, right-of-use assets, and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or that the useful life is shorter than originally estimated. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset over its remaining useful life.
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

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
As discussed in Note 14 — Warrants, upon effectiveness of the Merger, substantially all of the outstanding convertible preferred stock warrants were converted into shares of common stock of Stem. As such, the associated warrant liability was reclassified to additional paid-in-capital upon the Merger and was no longer an outstanding Level 3 financial instrument as of December 31, 2022.

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
As indicated in Note 14 — Warrants, as part of STPK’s initial public offering, the Company issued Public Warrants and Private Warrants, which upon issuance met the criteria for liability classification under ASC 815. As of December 31, 2022, no Public or Private warrants are outstanding.
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

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The financing obligation is non-recourse once the associated energy storage systems have been placed in-service and the associated customer arrangements have been assigned to the SPE. However, the Company is responsible for any warranties, performance guarantees, accounting, performance reporting, and all other costs associated with the operation of the energy storage systems. Despite such energy storage systems being legally sold to the SPEs, the Company recognizes host customer payments and incentives as revenue during the period as discussed in Note 3 — Revenue. The amounts received by the fund investor from customer payments and incentives are recognized as interest using the effective interest method, and the balance is applied to reduce the financing obligation. The effective interest rate is the interest rate that equates the present value of the cash amounts to be received by a fund investor in relation to the underlying Projects with the present value of the cash amounts paid by the investor to the Company, adjusted for any payments made by the Company.
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
Financial assets and liabilities held by the Company measured at fair value on a recurring basis as of December 31, 2022 and 2021, include cash and cash equivalents, short-term investments, convertible notes, warrant liabilities and embedded derivatives which are bifurcated from the host financial instrument.
Revenue Recognition
Revenues are recognized when control of the promised goods or services are transferred to the Company’s customers in an amount that reflects the consideration that is expected to be received in exchange for those goods or services. The Company generates all of its revenues from contracts with its customers. The Company recognizes revenue through arrangements with customers, host customer arrangements, partnership arrangements, and sale of project assets as described below.

Host Customer Arrangements
Host customer contracts are generally entered into with commercial entities that have traditionally relied on power supplied directly from the grid. Host customer arrangements consist of a promise to provide energy optimization services through the Company’s proprietary software platform coupled with a dedicated energy storage system owned and controlled by the Company throughout the term of the contract. The host customer does not obtain legal title to, or ownership of the dedicated energy storage system at any point in time. The host customer is the end consumer of the energy that directly benefits from the energy optimization services provided by the Company. The term for the Company’s contracts with host customers generally ranges from 5 to 10 years, which may include certain renewal options to extend the initial contract term or certain termination options to reduce the initial contract term.

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Although the Company installs an energy storage system at the host customer site in order to provide the energy optimization services, the Company directs how and for what purpose the asset is used through the operation of its software platform and, as such, retains control of the energy storage system; therefore, the contract does not contain a lease. The Company determines the various energy optimization services provided throughout the term of the contract, which may include services such as remote monitoring, performance reporting, preventative maintenance and other ancillary services necessary for the safe and reliable operation of the energy storage system, are part of a combined output of energy optimization services and the Company provides a single distinct combined performance obligation representing a series of distinct days of services.
The Company determines the transaction price at the outset of the arrangement, primarily based on the contractual payment terms dictated by the contract with the customer. Fees charged to customers for energy optimization services generally consist of recurring fixed monthly payments throughout the term of the contract. In certain arrangements, the transaction price may include incentive payments that are earned by the host customer from utility companies in relation to the services provided by the Company. Under such arrangements, the rights to the incentive payments are assigned by the host customer to the Company. These incentives may be in the form of fixed upfront payments, variable monthly payments, or annual performance-based payments over the first 5 years of the customer contract term. Incentive payments may be contingent on approval from utility companies or actual future performance of the energy storage system.
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

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company determined the promise to deliver the inventory as a component of the solar plus storage project for which the customer is responsible to develop is a separate and distinct performance obligation from the promise to provide energy optimization services.
The Company determines the transaction price at the outset of the arrangement, primarily based on the contractual payment terms dictated by the contract with the customer. Fees charged for the sale of inventory generally consist of fixed fees payable upon or shortly after successful delivery to the customer. For some customers, the contractual payment terms are based on milestone dates of development activities, such as the date customers accept, acquire, or develop project assets or the date customers install or commission hardware on project assets. Such milestone dates may result in unbilled accounts receivable for noncancellable purchase orders when control of hardware is transferred to the customer and Company has legal right to consideration prior to the milestone date of development activities. For certain customers, the Company also guarantees the value of hardware will not decline for a certain period of time, usually six months to one year. The Company accounts for such contractual payments terms and guarantees as variable consideration at each measurement date at its most likely amount to the extent that it is probable that a significant reversal of cumulative revenue recognized will not occur. Fees charged to customers for energy optimization services consist of recurring fixed monthly payments throughout the term of the contract. The Company is responsible for designing, procuring, delivering and ensuring the proper components are provided in accordance with the requirements of the contract. Although the inventory is purchased by the Company from a third-party manufacturer, the Company determined it obtains control of the inventory prior to delivery to the customer and is the principal in the arrangement. The Company is fully responsible for responding to and correcting any customer issues related to the delivery of the inventory. The Company holds title and assumes all risks of loss associated with the inventory until the customer accepts the inventory. The Company is primarily responsible for fulfilling the delivery of the inventory to the customer, assumes substantial inventory risks and has discretion in the pricing charged to the customer. The Company has not entered into any partnership arrangements where it is not the principal in the transaction.
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
Sale of Project Assets
For sales of project assets in which the Company transfers 100% of the membership interest in project assets to a customer, the Company recognizes all of the revenue for the consideration received at a point in time when the membership interest was transferred to the customer, which typically occurs when the Company delivered the membership interest assignment agreement to the customer. The transaction price of contract arrangements is comprised of both fixed and variable amounts. Variable consideration is estimated at each measurement date at its most likely amount to the extent that it is probable that a significant reversal of cumulative revenue recognized will not occur and true-ups are applied prospectively as such estimates change. Changes in estimates for sales of project assets occur when the actual development expenses vary from estimates made at the time the membership interests transferred to the customer. The cumulative effect of revisions to transaction prices are recorded in the period in which the revisions to estimates are identified and the amounts can be reasonably estimated. Variable consideration related to the sale of project assets are generally resolved within 60 days of sale of project assets and are currently not material to the Company’s financial statements.

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Cost of Service and Other Revenue
Cost of revenue related to energy optimization services includes depreciation of the cost of energy storage systems associated with long-term host customer contracts, which includes capitalized fulfillment costs, such as installation services, permitting and other related costs. Cost of services and other revenue and other also includes the costs for the development and constructions of project assets. Cost of revenue may also include any impairment of energy storage systems along with energy storage system maintenance costs associated with the ongoing services provided to customers and other amounts not qualifying for capitalization pursuant to the Company’s internal use software capitalization policy. Cost of revenue is recognized as the energy optimization and other supporting services are provided to the Company’s customers throughout the term of the contract.
Sales and Marketing
Sales and marketing expense consists primarily of payroll and other related personnel costs, including stock-based compensation, employee benefits, and travel for the Company’s sales & marketing department. These costs are recognized in the period incurred. Advertising expenses for the years ended December 31, 2022, 2021, and 2020 were not material.
Research and Development
Research and development expense consists primarily of payroll and other related personnel costs for engineers and third parties engaged in the design and development of products, third-party software, and technologies, including salaries, bonus, and stock-based compensation expense, project material costs, services, and depreciation. The Company expenses research and development costs as they are incurred.
General and Administrative
General and administrative expense consists of payroll and other related personnel costs, including salaries, bonus, and stock-based compensation for executive management, legal, finance, and others. In addition, general and administrative expense includes fees for professional services and occupancy costs.
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

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The Company includes interest and penalties for uncertain tax positions in the financial statements as a component of income tax expense. No accrual has been deemed necessary as of December 31, 2022 and 2021.
Foreign Currency Translation
The Company’s foreign subsidiaries financial position and results of operations are measured using the local currency as the functional currency. The functional currency is the currency of the primary economic environment in which an entity’s operations are conducted. Assets and liabilities of foreign subsidiaries are translated at exchange rates in effect as of the balance sheet date. Revenues and expenses are translated at average exchange rates in effect during the year. Translation adjustments are recorded within accumulated other comprehensive loss, a separate component of stockholders’ equity.
Net Loss Per Share Attributable to Common Stockholders
Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period, without consideration for potential dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted- average number of common shares and common share equivalents of potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, convertible notes, warrants, restricted stock units (“RSUs”), and common stock options are considered to be potentially dilutive securities. As the Company was in a net loss position for the years ended December 31, 2022, 2021, and 2020, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders because the effects of potentially dilutive securities are antidilutive.
Noncontrolling Interest
Noncontrolling interests represents the portion of net assets in consolidated subsidiaries that are not attributable, directly or indirectly, to us. In fiscal 2022, we have entered into arrangements with third-party investors under which the investors are determined to hold noncontrolling interests in entities fully consolidated by us. The net assets of the shared entities are attributed to the controlling and noncontrolling interests based on the terms of the governing contractual arrangements. We further determined the hypothetical liquidation at book value method (“HLBV Method”) to be the appropriate method for attributing net assets to the controlling and noncontrolling interests as this method most closely mirrors the economics of the governing contractual arrangements. Under the HLBV Method, we allocate recorded income (loss) to each investor based on the change, during the reporting period, of the amount of net assets each investor is entitled to under the governing contractual arrangements in a liquidation scenario. The net income (loss) allocated to the noncontrolling interests were not material for the year ended December 31, 2022.
Recently Adopted Accounting Standards
The Company has adopted ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40), effective January 1, 2022 using the modified retrospective approach. ASU 2020-06 simplifies the accounting for convertible instruments. The guidance removes certain accounting models which separate conversion features from the host contract for convertible instruments. As a result of the adoption of ASU 2020-06, the 2028 Convertible Notes are no longer bifurcated into separate liability and equity components in the December 31, 2022 consolidated balance sheet. Rather, the $460.0 million principal amount of the Company’s 2028 Convertible Notes will be classified as a liability in the December 31, 2022 consolidated balance sheet. Upon adoption of ASU 2020-06, an adjustment was recorded to the 2028 Convertible Notes liability component, equity component (additional paid-in-capital) and accumulated deficit. The cumulative effect of the change was recognized as an adjustment to the opening balance of accumulated deficit at the date of adoption. The comparative information has not been restated and continues to be presented according to accounting standards in effect for those periods. This adjustment was calculated based on the carrying amount of the 2028 Convertible Notes as if it had always been treated only as a liability. Further, an adjustment was recorded to the debt discount and issuance costs as if these had always been treated as a contra liability only. Interest expense related to the accretion of the 2028 Convertible Notes is no longer recognized. Interest expense for the 2028 Convertible Notes for the year ended

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 would have been $15.3 million higher without the adoption of ASU 2020-06. As such, net loss attributable to the Company per common share for the year ended December 31, 2022 is $0.10 lower due to the effect of adoption of ASU 2020-06.
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
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 was effective for public entities for interim and annual periods beginning after December 15, 2020, with early adoption permitted. The Company adopted ASU 2019-12 effective May 1, 2021. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
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
3.    REVENUE
Disaggregation of Revenue
The following table provides information on the disaggregation of revenue as recorded in the consolidated statements of operations (in thousands):

	Year ended December 31,
	2022	2021	2020
Hardware revenue	$310,837	$106,908	$20,662
Services and other revenue	52,143	20,463	15,645
Total revenue	$362,980	$127,371	$36,307
Within services and other revenue, the Company recorded revenue from project assets of $3.9 million for the year ended December 31, 2022. Partnership hardware and service revenue was $280.4 million, $107.1 million, and $20.7 million for the years ended December 31, 2022, 2021, and 2020, respectively.

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes reportable revenue by geographic regions determined based on the location of the customers (in thousands):

	Year ended December 31,
	2022	2021	2020
United States	$353,792	$127,230	$36,181
Rest of the world	9,188	141	126
Total revenue	$362,980	$127,371	$36,307

Remaining Performance Obligations
Remaining performance obligations represent contracted revenue that has not been recognized, which includes contract liabilities (deferred revenue) and amounts that will be billed and recognized as revenue in future periods. As of December 31, 2022, the Company had $534.9 million of remaining performance obligations, and the approximate percentages expected to be recognized as revenue in the future are as follows (in thousands, except percentages):

	Total remaining performance obligations	Percent Expected to be Recognized as Revenue
		Less than one year	Two to five years	Greater than five years

Services and other revenue	$322,645	17%	48%	35%
Hardware revenue	212,270	100%	—%	—%
Total revenue	$534,915
Contract Balances
Deferred revenue primarily includes cash received in advance of revenue recognition related to energy optimization services and incentives. The following table presents the changes in the deferred revenue balance during the years ended December 31, 2022, 2021, and 2020 (in thousands):

	2022	2021	2020
Balance as of beginning of period	$37,443	$52,410	$20,728
Deferred revenue acquired upon business combination	49,626	—	—
Upfront payments received from customers	206,868	89,951	40,481
Upfront or annual incentive payments received	5,797	6,614	8,015
Revenue recognized related to amounts that were included in beginning balance of deferred revenue	(22,669)	(33,585)	(9,764)
Revenue recognized related to amounts that were included in acquired balance of deferred revenue	(3,338)	—	—
Revenue recognized related to deferred revenue generated during the period	(135,653)	(77,947)	(7,050)
Balance as of end of period	$138,074	$37,443	$52,410
4.    SHORT-TERM INVESTMENTS
The following tables summarize the estimated fair value of the Company’s short-term investments and the gross unrealized holding gains and losses as of December 31, 2022 and 2021 (in thousands):

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2022
	Amortized cost	Unrealized gain	Unrealized Loss	Estimated Fair Value
Corporate debt securities	$17,056	$—	$(164)	$16,892
Commercial paper	18,922	—	—	18,922
U.S. government bonds	106,774	—	(1,515)	105,259
Certificate of deposits	9,986	—	—	9,986
Treasury bills	9,518	3	(5)	9,516
Agency bonds	1,500	—	(1)	1,499
Total short-term investments	$163,756	$3	$(1,685)	$162,074

	As of December 31, 2021
	Amortized cost	Unrealized gain	Unrealized Loss	Estimated Fair Value
Corporate debt securities	$42,174	$11	$(52)	$42,133
Commercial paper	20,743	—	—	20,743
U.S. government bonds	86,265	—	(135)	86,130
Certificate of deposits	21,501	6	—	21,507
Agency bonds	2,500	—	(5)	2,495
Total short-term investments	$173,183	$17	$(192)	$173,008

The following table presents the contractual maturities of the Company’s short-term investments as of December 31, 2022 (in thousands):

	As of December 31, 2022
	Amortized cost	Estimated Fair Value
Due within one year	$98,136	$97,732
Due between one to two years	65,620	64,342
Total	$163,756	$162,074
The Company periodically reviews the individual securities that have unrealized losses on a regular basis to evaluate whether or not any security has experienced, or is expected to experience, credit losses resulting in the decline in fair value. The Company evaluates, among other factors, whether the Company intends to sell any of these marketable securities and whether it is more likely than not that the Company will be required to sell any of them before recovery of the amortized cost basis. During the year ended December 31, 2022, the Company did not record an allowance for credit losses, as management believes any such losses would be immaterial based on the investment-grade credit rating for each of the short-term investments as of the end of each period.
5.    FAIR VALUE MEASUREMENTS
Fair value accounting is applied for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. At December 31, 2022 and 2021, the carrying amount of accounts receivable, other current assets, accounts payable, and accrued and other current liabilities approximated their estimated fair value due to their relatively short maturities. There were no assets or liabilities classified as Level 3 as of December 31, 2022 and 2021.
The following table provides the financial instruments measured at fair value on a recurring basis (in thousands):

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market fund	$10,618	$—	$—	$10,618
Commercial paper	—	2,988	—	2,988
Debt securities:
Corporate debt securities	—	16,892	—	16,892
Commercial paper	—	18,922	—	18,922
U.S. government bonds	—	105,259	—	105,259
Certificate of deposits	—	9,986	—	9,986
Treasury bills	—	9,516	—	9,516
Other	—	1,499	—	1,499
Total financial assets	$10,618	$165,062	$—	$175,680

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market fund	$127,261	$—	$—	$127,261
Debt securities:
Corporate debt securities	—	42,133	—	42,133
Commercial paper	—	20,743	—	20,743
U.S. government bonds	—	86,130	—	86,130
Certificate of deposits	—	21,507	—	21,507
Other	—	2,495	—	2,495
Total financial assets	$127,261	$173,008	$—	$300,269
The Company’s money market funds are classified as Level 1 because they are valued using quoted market prices. The Company’s short-term investments consist of available-for-sale securities and are classified as Level 2 because their value is based on valuations using significant inputs derived from or corroborated by observable market data.
Fair Value of Convertible Promissory Notes
The convertible notes are recorded at face value less unamortized debt issuance costs (see Note 13 — Convertible Promissory Notes for additional details) on the consolidated balance sheet as of December 31, 2022. As of December 31, 2022, the estimated fair value of the convertible notes was $293.1 million based on Level 2 quoted bid prices of the convertible notes in an over-the-counter market on the last trading date of the reporting period.

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. BUSINESS COMBINATIONS
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
The total consideration to acquire AlsoEnergy was $652.0 million, comprised of $543.1 million in cash, net of a working capital adjustment for an escrow recovery, and $108.9 million in the form of 8,621,006 shares of the Company’s common stock. The Company incurred $6.1 million of transaction costs related to the acquisition of AlsoEnergy, which were recorded in general and administrative expense during the year ended December 31, 2022.
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

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Based on the accounting guidance provided in ASC 805, the Company accounted for the acquisition of AlsoEnergy as a business combination in which the Company determined that AlsoEnergy was a business.
In the second quarter of 2022, a working capital adjustment was made that resulted in the decrease of goodwill of $0.9 million. The allocation of fair values of assets acquired and liabilities assumed was finalized in the fourth quarter of 2022. No further adjustments were made.
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
Trade names include the AlsoEnergy and PowerTrack trade names, which were measured at fair value using the relief-from-royalty method. Customer relationships represent the estimated fair values of the underlying relationship with AlsoEnergy customers measured using the multiple-period excess earnings method under the income approach. Backlog relates to subscriptions contracts that were measured at fair value using the multiple-period excess earnings method under the income approach. Developed technology represents the preliminary fair value of AlsoEnergy’s renewable energy platform that was measured using the relief-from-royalty method of the income approach. Significant estimates and assumptions related to the Company’s forecasts of future revenues and selection of the weighted average cost of capital, royalty rates, and estimated revenue growth rates are used in measuring the fair value of these assets. The amortization expense for all acquired intangible assets will be recognized on a straight-line basis over their respective estimated useful lives.
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
Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information summarizes the combined results of operations for the Company and AlsoEnergy, as if the acquisition had occurred on January 1, 2021. The pro forma financial information is as follows (in thousands):

	(Unaudited)
	Twelve Months Ended December 31,
	2022	2021
Total revenue	$366,815	$189,930
Net loss	$(131,959)	$(132,187)
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

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7.    GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
Goodwill consists of the following (in thousands):

	December 31,
	2022	2021
Goodwill	$547,556	$1,625
Recovery of escrow from AlsoEnergy acquisition	(915)	—
Effect of foreign currency translation	8	116
Total goodwill	$546,649	$1,741
Intangible Assets, Net
Intangible assets, net, consists of the following (in thousands):

	December 31,
	2022	2021
Developed technology	$30,600	$500
Trade name	11,300	—
Customer relationships	106,800	—
Backlog	3,900	—
Internally developed software	49,472	29,706
Intangible assets	202,072	30,206
Less: Accumulated amortization	(39,809)	(16,276)
Add: Currency translation adjustment	2	36
Total intangible assets, net	$162,265	$13,966
Amortization expense for intangible assets was $23.6 million, $5.3 million and $4.5 million for the years ended December 31, 2022, 2021, and 2020, respectively, of which amortization of internally developed software and developed technology is recognized in cost of goods sold and amortization of customer relationships, trade name, and backlog is recognized in sales and marketing in the consolidated statements of operations.
8.    LEASES
The Company leases and subleases certain office spaces with lease terms ranging from 2 to 7 years. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases also include renewal options at the election of the Company to renew or extend the lease for an additional five years. These optional periods have not been considered in the determination of the ROU assets or lease liabilities associated with these leases as the Company did not consider the exercise of these options to be reasonably certain.
The Company performed evaluations of its contracts and determined each of its identified leases are operating leases. For the years ended December 31, 2022, 2021, and 2020, the Company incurred $2.8 million, $1.3 million and $0.8 million, respectively, of rent expense included in operating expenses in the consolidated statements of operations in relation to its operating leases, inclusive of short-term and variable lease expense which was immaterial. Cash paid for amounts included in the measurement of operating lease liabilities for the years ended December 31, 2022, 2021, and 2020 was $1.6 million $0.5 million and $0.7 million, respectively, and was included in net cash used in operating activities in the Company’s consolidated statements of cash flows.

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2022, future payments associated with the Company’s operating lease liabilities were as follows (in thousands):

Operating Leases
2023	$3,152
2024	2,926
2025	2,193
2026	2,179
2027	2,237
Thereafter	2,700
Total lease payments	15,387
Less: imputed interest	(1,851)
Total operating lease liability future lease payments	$13,536
Reported as of December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Current portion of operating lease liabilities included within other current liabilities	$2,574	$1,240
Non-current portion of operating lease liabilities	10,962	12,183
Total	$13,536	$13,423
The following summarizes additional information related to operating leases:

	December 31,
	2022	2021
Weighted average remaining operating lease term (in years)	5.5	6.7
Weighted average discount rate	4.7%	4.5%
9.    ASSET RETIREMENT OBLIGATION
The information below details the asset retirement obligation for the years ended December 31, 2022 and 2021 as follows (in thousands):

	December 31,
	2022	2021
Beginning balance at January 1,	$4,135	$4,137
Retirement cost revaluation	(116)	(231)
Accretion expense	243	229
Ending balance at December 31,	$4,262	$4,135

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10.    ENERGY STORAGE SYSTEMS, NET
Energy Storage Systems, Net
Energy storage systems, net, consists of the following (in thousands):

	December 31, 2022	December 31, 2021
Energy storage systems placed into service	$143,154	$143,592
Less: accumulated depreciation	(58,782)	(45,250)
Energy storage systems not yet placed into service	6,385	7,772
Total energy storage systems, net	$90,757	$106,114
Depreciation expense for energy storage systems was approximately $14.9 million, $14.4 million and $13.9 million for the years ended December 31, 2022, 2021, and 2020, respectively. Depreciation expense is recognized in cost of service revenue.
11.    BALANCE SHEET COMPONENTS
Accounts Receivable, net
Accounts receivable, net consists of the following (in thousands):

	December 31,
	2022	2021
Unbilled receivables	$151,278	$12,208
Accounts receivable - customer	70,727	45,680
Financing obligation receivables	5,061	3,801
Accounts receivable allowance	(3,879)	(91)
Other	32	103
Total accounts receivable, net	$223,219	$61,701
Inventory
Inventory consists of the following (in thousands):

	December 31,
	2022	2021
Work in process inventory	$3,374	$20,582
Raw Materials	4,623	—
Finished Goods	376	—
Batteries	1	2,138
Total inventory	$8,374	$22,720
Other Current Assets
Other current assets consist of the following (in thousands):

	December 31,
	2022	2021
Prepaid expenses	$5,676	$3,137
Utility program deposits	80	353
Due from related parties	74	213
Other	2,196	1,194
Total other current assets	$8,026	$4,897

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other Noncurrent Assets
Other noncurrent assets consist of the following (in thousands):

	December 31,
	2022	2021
Prepaid warranties and maintenance	$33,686	$15,991
Unbilled receivables, net	9,409	—
Deferred costs with suppliers	7,720	—
Receivable from SPEs (Note 17)	2,543	3,565
Self-generation incentive program deposits	688	940
Investment in VIEs	1,971	1,924
Property and equipment, net	2,158	512
Project assets	3,208	—
Other	3,956	1,599
Total other noncurrent assets	$65,339	$24,531
Depreciation expense for property and equipment was $0.6 million for each of the year ended December 31, 2022 and immaterial for the years ended December 31, 2021 and 2020.
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	December 31,
	2022	2021
Accrued payables	$83,022	$25,062
Accrued interest – notes payable	311	344
Other accrued liabilities	1,925	579
Total accrued liabilities	$85,258	$25,985
Other Current Liabilities
Other current liabilities consist of the following (in thousands):

	December 31,
	2022	2021
System advances	$266	$267
Lease liabilities – current portion	2,574	1,240
Due to related parties	687	306
Other	1,885	8
Total other current liabilities	$5,412	$1,821
12.    NOTES PAYABLE
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
2020 Credit Agreement
In May 2020, the Company entered into a credit agreement (“2020 Credit Agreement”) with a new lender that provided the Company with proceeds of $25.0 million to provide the Company with access to working capital towards the purchase of energy storage system equipment. The 2020 Credit Agreement has a maturity date of the earlier of (1) May 2021, (2) the maturity date of the revolving loan agreement, or (3) the maturity date of the Pre-Merger Convertible Promissory Notes discussed below in Note 13 — Convertible Promissory Notes. The loan bore interest of 12% per annum, of which 8% was paid in cash and 4% added back to principal of the loan balance every quarter. The Company used a portion of the proceeds towards payments associated with existing debt. In April 2021, the Company repaid the outstanding balance of this facility with the proceeds received from the Merger. Upon prepayment of this facility, the Company incurred $1.4 million in prepayment penalties that were recorded to loss on extinguishment of debt in the Company’s statement of operations. The facility was terminated after the repayment in April 2021.
2021 Credit Agreement
In January 2021, the Company, through a wholly owned Canadian entity, entered into a credit agreement to provide a total of $2.7 million towards the financing of certain energy storage systems. The credit agreement is structured on a non-recourse basis and the system will be operated by the Company. The credit agreement has a stated interest of 5.45% and a maturity date of June 2031. The Company received an advance under the credit agreement of $1.8 million in January 2021. The repayment of advances received under this credit agreement is determined by the lender based on the proceeds generated by the Company through the operation of the underlying energy storage systems. As of December 31, 2022 and 2021, the outstanding balance was $1.8 million and $1.9 million, respectively. The Company was in compliance with all covenants contained in the 2021 Credit Agreement as of December 31, 2022 and 2021.
The Company’s outstanding debt consisted of the following as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022	December 31, 2021
Outstanding principal	$1,784	$1,902
Unamortized discount	(181)	(215)
Carrying value of debt	$1,603	$1,687

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13.    CONVERTIBLE PROMISSORY NOTES
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

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Upon adoption of ASU 2020-06, the Company allocated all of the debt discount to long-term debt. The debt discount is amortized to interest expense using the effective interest method, computed to be 0.9%, over the life of the 2028 Convertible Notes or approximately its seven-year term. The outstanding 2028 Convertible Notes balances as of December 31, 2022 are summarized in the following table (in thousands):

	December 31, 2022	December 31, 2021
Long Term Debt
Outstanding principal	$460,000	$460,000
Unamortized initial purchaser’s debt discount and debt issuance cost	(12,091)	(143,458)
Net carrying amount	$447,909	$316,542
The following table presents total interest expense recognized related to the 2028 Convertible Notes during the year ended December 31, 2022 (in thousands):

	December 31, 2022	December 31, 2021
Cash interest expense
Contractual interest expense	$2,300	$249
Non-cash interest expense
Amortization of debt discount and debt issuance cost	1,986	1,812
Total interest expense	$4,286	$2,061
Capped Call Options
On November 17, 2021, in connection with the pricing of the 2028 Convertible Notes, and on November 19, 2021, in connection with the exercise in full by the Initial Purchasers of their option to purchase additional Notes, the Company entered

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
14.    WARRANTS
Legacy Stem Warrants
Prior to the Merger, the Company had issued warrants to purchase shares of Legacy Stem’s preferred stock in conjunction with various debt financings. The Company has also issued warrants to purchase shares of Legacy Stem’s common stock. Upon effectiveness of the Merger, the Company had 50,207,439 warrants outstanding, of which substantially all were converted into 2,759,970 shares of common stock of Stem. Upon conversion of the warrants, the existing warrant liabilities were remeasured to fair value resulting in a gain on remeasurement of $100.9 million and a total warrant liability of $60.6 million, which was then reclassified to additional paid-in-capital. As of December 31, 2022, there were 2,533 Legacy Stem Warrants outstanding. These instruments are exercisable into the Company’s common stock and are equity classified.
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
Warrants Issued for Services

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
15.    COMMON STOCK
The Company had reserved shares of common stock for issuance as follows:

December 31, 2022
Shares reserved for warrants	2,533
RSUs outstanding	6,719,490
Options outstanding	8,243,637
Shares available for future issuance under the 2021 Equity Incentive Plan	14,737,772
Conversion of 2028 Convertible Notes	20,842,773
Total	50,546,205
As of December 31, 2022, the Company had 14,737,772 shares of common stock reserved for future issuance under equity incentive plans corresponding to the 2021 Equity Incentive Plan. As of December 31, 2022, 2,331,125 stock options and 7,533,770 RSUs had been granted to employees under the 2021 Equity Incentive Plan.
16.    STOCK-BASED COMPENSATION
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
The following table summarizes the stock option activity for the year ended December 31, 2022:

	Number of Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Balances as of December 31, 2021	8,766,466	$6.01	7.1	123,562
Options granted	1,255,490	9.27
Options exercised	(1,512,719)	2.32
Options forfeited	(265,600)	15.45
Options expired	—	—
Balances as of December 31, 2022	8,243,637	$6.88	6.6	$35,566
Options vested and exercisable — December 31, 2022	5,694,795	$3.93	5.7	$33,203

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The weighted-average grant date fair value of stock options granted to employees was $5.82, $18.84 and $3.79 during the years ended December 31, 2022, 2021, and 2020, respectively. The intrinsic value of options exercised was $12.7 million, $56.1 million and $1.1 million during the years ended December 31, 2022, 2021, and 2020, respectively.

Significant Assumptions in Estimating Option Fair Value
The Company uses the Black-Scholes model for estimating the fair value of options granted. The weighted-average assumptions used in the Black-Scholes are as follows:

	December 31,
	2022	2021	2020
Expected volatility	68.28%	74.00%	71.41%
Risk-free interest rate	1.73%	1.06%	0.49%
Expected term (years)	6.25	6.23	5.82
Dividend yield	—	—	—
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
The following table summarizes the RSU activity for the period ended December 31, 2022:

	Number of RSUs Outstanding	Weighted- Average Grant Date Fair Value Per Share
Balances as of December 31, 2021	1,799,677	$36.01
RSUs granted	5,708,586	9.19
RSUs vested	(206,910)	26.78
RSUs forfeited	(581,863)	14.91
Balances as of December 31, 2022	6,719,490	$15.34
Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense recorded in each component of operating expenses in the Company’s consolidated statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2022	2021	2020
Sales and marketing	$4,251	$1,723	$396
Research and development	4,634	2,367	1,211
General and administrative	19,776	9,456	2,935
Total stock-based compensation expense	$28,661	$13,546	$4,542
As of December 31, 2022, the Company had approximately $18.3 million of remaining unrecognized stock-based compensation expense for stock options, which is expected to be recognized over a weighted average period of 1.7 years. As of December 31, 2022, the Company had approximately $76.1 million of remaining unrecognized stock-based compensation expense for RSUs, which is expected to be recognized over a weighted average period of 2.3 years. Research and development expenses of $3.0 million corresponding to internal-use software, were capitalized during the year ended December 31, 2022.
17.    SPECIAL PURPOSE ENTITES
The Company has formed various SPEs to finance the development and construction of its energy storage systems. These SPEs, which are structured as limited liability companies, obtain financing from outside investors and purchase projects from

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the Company under master purchase agreements by making an upfront payment to the Company for such energy storage systems. As discussed in Note 2 — Summary of Significant Accounting Policies, the Company accounts for the large upfront payment received from the SPE as a financing obligation. The legal purchase of the energy storage system does not affect the Company’s legal or constructive obligation to the host customer.
Unconsolidated VIEs
SPV II, SPV III, and SPV IV
On January 23, 2015, June 7, 2016, and June 30, 2017 the Company entered into agreements to form three Limited Liability Companies: Stem Finance SPV II, LLC (“SPV II”), Stem Finance SPV III, LLC (“SPV III”), and Generate-Stem LCR, LLC (“SPV IV”), respectively. These agreements are accounted for as unconsolidated VIEs because the Company lacks the power to direct the activities that most significantly impact the economics of these entities. Although the Company is not the primary beneficiary of these entities, due to its significant continuing involvement in the generation of cash flows of the energy storage systems and legal responsibilities under the host customer contract, the Company is required to include the assets, liabilities, revenues, and expenses of these entities in its consolidated financial statements. The significant activities involve deciding which energy storage systems to be purchased by the SPE and setting of the annual operating budgets which govern the ongoing operation and maintenance of the energy storage systems. Both of these activities significantly impact the revenue, expenses, and resulting residual returns or losses that will accrue to the investors of the SPE and require approval by both Stem and the other third-party investor. Stem, the non-managing member of the SPE, shares power through its rights to (i) agree on SPE purchases of energy storage systems in the master purchase agreement, and (ii) approve the annual operating budgets in the operating and maintenance agreement. The other investor shares power through its rights as the managing member in the SPE. As a result, power is shared with the other investors in the SPE who are not considered related parties (including de facto agency relationships) of the Company. Investments in such SPEs are accounted for under the equity method of accounting and are recorded within other noncurrent assets on the consolidated balance sheets. The Company’s maximum loss exposure from these entities is limited to the aggregate carrying amount of its equity method investments. As of December 31, 2022, the Company had not provided, and is not required to provide, financial support through a liquidity arrangement or otherwise, to its SPEs, including circumstances in which it could be exposed to further losses (e.g., cash shortfalls). The Company’s cumulative share of the earnings/(losses) in SPV II, SPV III and SPV IV was immaterial for the year ended December 31, 2022, and $0.1 million for both of the years ended December 31, 2021 and 2020.
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

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	SPV II	SPV III	SPV IV	COPEC
Date formed	January 23, 2015	June 7, 2016	June 30, 2017	March 24, 2020
Initial ownership %	49%	50%	50%	49%
Stem’s interest	100% of Class A shares	100% of Class B shares	100% of Class B shares	100% of Class A shares
Initial distributions:
Class A	10% (Stem)	80% (Stem — 50%)	97.5%	To be determined
Class B	90%	20% (Stem — 100%)	2.5% (Stem)	N/A
As of December 31, 2022 and 2021, the Company’s investment in its unconsolidated SPEs, recorded within other noncurrent assets on the consolidated balance sheets, was as follows (in thousands):

	December 31,
	2022	2021
Investment in SPV II	$—	$—
Investment in SPV III	439	421
Investment in SPV IV	308	291
Copec	1,174	1,212
Other equity method investments	$50	$—
Total equity method investments	$1,971	$1,924
As discussed in Note 2 — Summary of Significant Accounting Policies, the Company accounts for the legal sales of the energy storage systems to the SPEs as a financing obligation. This is because the Company has significant continuing involvement in the generation of cash flows of the energy storage systems and continue to be legally responsible under the host customer contract. Accordingly, in addition to the equity method investment, the Company has the following financing obligations associated with energy storage systems legally sold to the unconsolidated SPEs (in thousands):

	December 31,
	2022	2021
Financing obligation, current portion	$15,720	$15,277
Financing obligation, noncurrent	$63,867	$73,204
Interest expense related to the financing obligations was $6.3 million, $8.5 million, and $6.9 million for the years ended December 31, 2022, 2021, and 2020, respectively.
As a result of being the accounting owner of energy storage systems sold to the SPEs and retaining the obligation to provide energy optimization services to host customers, the Company records the carrying value of energy storage system assets and obligations under the customer host contracts on its consolidated balance sheet. These balances were as follows as of December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Energy storage systems, net	$76,617	$92,426
Deferred revenue, current	$4,943	$4,417
Deferred revenue, noncurrent	$10,682	$10,835
Other liabilities	$3,763	$3,586
Because the Company is the legal party responsible for providing services to the host customer and significantly involved in generating the revenue under the host customer arrangements, the Company records the revenue associated with services, and separately records payments to the VIE as debt and interest payments. Revenues recognized by the Company associated with

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
energy storage systems legally sold to the unconsolidated SPEs were $17.8 million, $16.9 million, and $12.8 million for the years ended December 31, 2022, 2021, and 2020, respectively. Such revenues are inclusive of incentive fees, consistent with the Company’s revenue policy. Depreciation expense recognized within cost of service revenue by the Company for the energy storage systems legally sold to the unconsolidated SPEs was $6.8 million, $12.8 million and $11.8 million for the years ended December 31, 2022, 2021, and 2020, respectively.
18.    NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Year Ended December 31,
	2022	2021	2020
Numerator - Basic and Diluted:
Net loss	$(124,054)	$(101,211)	$(156,124)
Less: Deemed Dividend	—	—	(9,484)
Net loss attributable to common stockholders, basic and diluted	(124,054)	(101,211)	(165,608)
Denominator:
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	153,413,743	105,561,139	40,064,087

Net loss per share attributable to common stockholders, basic and diluted	$(0.81)	$(0.96)	$(4.13)
The following table shows total outstanding potentially dilutive shares excluded from the computation of diluted shares outstanding for the periods presented as the effect would have been anti-dilutive:

	December 31,
	2022	2021	2020
Outstanding Pre-Merger Convertible Promissory Notes	—	—	10,495,111
Outstanding 2028 Convertible Notes	15,730,390	15,730,390	—
Outstanding stock options	8,243,637	8,766,466	11,065,658
Outstanding warrants	2,533	23,673	10,832,616
Outstanding RSUs	6,719,490	1,799,677	—
Total	30,696,050	26,320,206	32,393,385
19.    INCOME TAXES
The components of loss before provision for income taxes for the years ended December 31, 2022, 2021, and 2020 are as follows (in thousands):

	December 31,
	2022	2021	2020
Domestic	$(137,164)	$(101,211)	$(156,119)
Foreign	(2,051)	—	—
Loss before income taxes	$(139,215)	$(101,211)	$(156,119)
Due to the Company’s net losses, the Company did not record a provision for federal income taxes during the years ended December 31, 2022, 2021 and 2020, respectively. The Company continues to maintain a full valuation allowance for its net U.S. federal and state deferred tax assets.
The components of the provision for income tax expense for the years ended December 31, 2022, 2021, and 2020 are as follows (in thousands):

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2022	2021	2020
Current:
Federal	$(24)	$—	$—
State	184		5
Foreign	188	—	—
Total current	348	—	5
Deferred:
Federal	(12,448)	—	—
State	(3,021)
Foreign	(40)	—	—
Total deferred	(15,509)	—	—
Total provision for income taxes	$(15,161)	$—	$5
The effective tax rate of the Company’s provision (benefit) for income taxes differs from the federal statutory rate as follows:

	December 31,
	2022	2021	2020
Statutory rate	21.00%	21.00%	21.00%
State tax	2.04%	3.15%	3.19%
Foreign income and withholding taxes	(0.42)%	1.61%	0.41%
Stock-based compensation	(0.51)%	6.17%	(0.60)%
Change in fair value of warrants	—%	0.71%	(11.36)%
Other	(2.26)%	(1.19)%	—%
Non-deductible interest expense	(0.96)%	(2.53)%	(1.51)%
Valuation allowance	(8.00)%	(28.92)%	(11.13)%
Total	10.89%	—%	—%
Deferred income taxes arise from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes, as well as net operating losses (“NOLs”) and tax credit carryforwards.
Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2022 and 2021 are as follows (in thousands):

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2022	2021
Deferred tax assets:
Net operating losses	$122,005	$92,160
Tax credits	720	741
Depreciable assets	291	604
Operating lease liabilities	3,234	3,558
Accruals and allowances	3,004	1,803
Stock-based compensation	3,549	1,359
Deferred revenue	34,575	24,734
Interest expense	1,245	1,209
Other	1,967	3,989
Total gross deferred tax assets	170,590	130,157
Less: Valuation allowance	(140,636)	(125,082)
Net deferred tax assets	29,954	5,075
Deferred tax liabilities:
Amortization of asset retirement obligation	(634)	(768)
Intangibles	(26,319)	(862)
Right-of-use assets	(2,961)	(3,445)
Total gross deferred tax liabilities	(29,914)	(5,075)
Net deferred taxes	$40	$—
As of December 31, 2022 and 2021, the Company had federal NOL carryforwards of approximately $409.8 million and $300.8 million, respectively, and state NOL carryforwards of approximately $353.2 million and $274.6 million, respectively. Of the $409.8 million federal net operating loss, $97.0 million will begin to expire in 2029, while the remaining amount does not expire. The federal and state NOL carryforwards will both begin to expire in 2029. The state net operating loss carryforwards will begin to expire in 2029. As of December 31, 2022 and 2021, the Company had foreign NOL carryforwards of approximately $23.5 million and $9.0 million, respectively. The foreign net operating loss carryforwards expire in 2039.
As of December 31, 2022 and 2021, the Company had federal research and development tax credit carryforwards of $0.7 million and $0.7 million, respectively, which begin to expire in 2029 if not utilized. As of December 31, 2022 and 2021, the Company had California research and development tax credit carryforwards of $0.7 million and $0.7 million, respectively, which do not expire.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of a history of taxable losses and uncertainties as to future profitability, the Company recorded a full valuation allowance against its deferred tax assets with exception of a foreign subsidiary which has been profitable historically. The valuation allowance was $140.6 million and $125.1 million as of December 31, 2022 and 2021, respectively.
Utilization of the net operating loss carryforwards and tax credit forwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by the Internal Revenue Code Section 382, as well as similar state provisions. In general, an “ownership change,” as defined by the code, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. Any limitation may result in expiration of all or a portion of the NOL or tax credit carryforwards before utilization. The Company has not performed a detailed analysis to determine whether an ownership change under Section 382 of the Code has previously occurred. As a result, the Company’s ability to utilize existing carryforwards could be restricted.
The Company had gross unrecognized tax benefits of $0.7 million and $0.7 million as of December 31, 2022 and 2021, respectively. There were no material additions, reductions or settlements of unrecognized tax benefits for years ended December 31, 2022 and 2021. The Company expects resolution of unrecognized tax benefits, if created, would occur while the full valuation allowance of deferred tax assets is maintained. The Company does not expect to have any unrecognized tax

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
benefits that, if recognized, would affect the effective tax rate. As of December 31, 2022, the Company did not have a liability for potential penalties or interest. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.
In the normal course of business, the Company is subject to examination by taxing authorities throughout the United States of America, Canada, Germany, Japan and India. The Company is not currently under audit by the Internal Revenue Service or other foreign revenue agencies, or similar state or local authorities. The tax return years 2018 through 2022 remain open to examination by the major domestic taxing jurisdictions to which the Company is subject. Net operating losses generated on a tax return basis by the Company for calendar years 2009 through 2022 remain open to examination by the major domestic taxing jurisdictions.
20.    COMMITMENTS AND CONTINGENCIES
Non-cancelable Purchase Obligations
In the normal course of business, we enter into non-cancelable purchase commitments with various parties to purchase primarily software-based services. As of December 31, 2022, we had outstanding non-cancelable purchase obligations with a term of less than 12 months of $1.4 million and non-cancelable purchase obligations with a term 12 months or longer of $2.1 million.

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
21.    EMPLOYER RETIREMENT PLAN
The Company sponsors a 401(k) profit sharing plan covering all eligible employees. Participants may elect to defer a percentage of their compensation ranging from 1% to 100%, up to the maximum allowable by law by making contributions to the plan. The Company may match, at its discretion, the employee contributions according to the terms of the plan. During the year ended December 31, 2022, the company made matching contributions of $0.6 million to the plan. During the years ended December 31, 2021, and 2020, the Company did not match any of its employees’ contributions.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (Disclosure Controls) within the meaning of Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our Disclosure Controls are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our Disclosure Controls are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.
Based on management’s evaluation (under the supervision and with the participation of our CEO and our CFO) as of December 31, 2022, of the effectiveness of the design and operation of our Disclosure Controls, our CEO and CFO have concluded that our Disclosure Controls were effective as of December 31, 2022.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.
On February 1, 2022, we completed our acquisition of certain assets of Also Energy Holdings, Inc. (AlsoEnergy). We are in the process of evaluating the existing controls and procedures of AlsoEnergy, and integrating AlsoEnergy into our internal control over financial reporting. In accordance with SEC Staff guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for the year in which the acquisition is completed, we have excluded the business that we acquired in the AlsoEnergy acquisition from our assessment of the effectiveness of internal control over financial reporting as of December 31, 2022. The business that we acquired in the AlsoEnergy acquisition constituted 3% of our total assets as of December 31, 2022 and 16% of our revenues for the year ended December 31, 2022.
Our independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2022, as stated in its report which is included herein.

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act) that occurred during the quarterly period ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as described below:
Remediation Activities
As previously reported, management identified material weaknesses in its internal control over financial reporting as of December 31, 2021. The material weaknesses that we identified related to (i) the accounting for energy storage systems, deferred cost of goods sold and inventory, (ii) ineffective internal controls over review of the Company’s consolidated financial statements and related disclosures, (iii) a lack of formality in our internal control activities, especially related to management review-type controls, and (iv) ineffective internal controls over the review of certain revenue recognition calculations.
We implemented several measures designed to improve our internal control over financial reporting in order to remediate the control deficiencies noted above. These steps include:
•Developing and delivering internal control training to management and finance/accounting personnel, focusing on a review of management’s and individual roles and responsibilities related to internal control over financial reporting.
•Hiring, training and developing experienced accounting executives and personnel with a level of public accounting knowledge and experience in the application of US GAAP commensurate with our financial reporting requirements and the complexity of our operations and transactions.
•Establishing and implementing policies and practices to attract, develop and retain competent public accounting personnel.
•Engaging a qualified third party Sarbanes-Oxley (“SOX”) compliance firm to assist us in bolstering and implementing our SOX compliance program, with a focus on documenting processes and controls, identifying and addressing control gaps, formalizing the internal control activities and strengthening the overall quality of documentation that evidences control activities.
•Performing a financial statement risk assessment and scoping exercise to identify and assess the risks of material misstatements in our financial statements to better ensure that the appropriate effort and resources are dedicated to addressing risks of material misstatements.
•Establishing a disclosure committee comprised of our CEO, CFO, Chief Legal Officer, Chief Accounting Officer and other senior finance/accounting and legal personnel to, among other things, review and, as necessary, help revise the Company’s controls and other procedures to ensure that information required by us to be disclosed is recorded, processed, summarized and reported accurately and on a timely basis.
•Implementing a Section 302 sub-certification program to reinforce the Company’s culture of compliance.
•Implementing processes to improve monitoring activities involving the review and supervision of our accounting operations, including increased and enhanced balance sheet reviews to allow more focus on quality account reconciliations and enhanced monitoring of our internal control over financial reporting.
•Implementing new accounting applications to enhance and streamline the order-to-cash and commissions processes.
As a result of these efforts, the Company determined that all material weaknesses were remediated and our internal control over financial reporting was effective as of December 31, 2022.
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

Part III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
See “Item I. Business —Information About Our Executive Officers” of this Report for information regarding the executive officers of Stem. The other information required for this Item will be included in the 2023 Proxy Statement, including under the headings “Corporate Governance” and “Delinquent Section 16(a) Reports,” if applicable, and is incorporated by reference.
We maintain a Code of Business Conduct and Ethics that applies to all employees, officers and directors, including our principal executive, principal financial and principal accounting officers, or persons performing similar functions. Our Code of Business Conduct and Ethics is published on our website at investors.stem.com/governance. We intend to disclose on our website future amendments to certain provisions of our Code of Business Conduct and Ethics, or waivers of the code granted to executive officers and directors, in accordance with SEC rules.
ITEM 11. EXECUTIVE COMPENSATION
The information required for this Item will be included in the 2023 Proxy Statement including under the headings “Executive Compensation” “Compensation Committee Interlocks” and “Report of the Compensation Committee,” and is incorporated by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required for this item will be included in the 2023 Proxy Statement, including under the heading “Certain Information About Our Common Stock,” and is incorporated by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required for this Item will be included in the 2023 Proxy Statement, including under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance,” and is incorporated by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required for this Item will be included in the 2023 Proxy Statement, including under the heading “Ratification of Independent Auditor Selection,” and is incorporated by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements: The financial statements filed as part of this Report are listed on the index to financial statements on page 53.
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

4.2	Form of 0.50% Convertible Senior Note due 2028 (included in Exhibit 4.1).
4.3	Description of the Registrant’s Securities (incorporated by reference to Exhibit 4.3 to Stem’s Annual Report on Form 10-K filed on February 28, 2022).
10.1	Form of Confirmation for Capped Call Transactions (incorporated by reference to Exhibit 10.1 to Stem’s Current Report on Form 8-K filed on November 22, 2021).
10.2
Purchase Agreement dated as of November 17, 2021, between the Company and the Initial Purchasers (incorporated by reference to Exhibit 10.2 to Stem’s Current Report on Form 8-K filed on November 22, 2021).

10.3†	Stem, Inc. 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to Stem’s Annual Report on Form 10-K filed on February 28, 2022).
10.4†	Form of Stock Option Agreement under the Stem, Inc. 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to Stem’s Annual Report on Form 10-K filed on February 28, 2022).
10.5†	Stem, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Stem’s Registration Statement on Form S-8 filed on July 2, 2021)
10.6†	Form of Stock Option Agreement under the Stem, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Stem’s Quarterly Report on Form 10-Q filed on August 11, 2021).
10.7
Global Restricted Stock Unit Award Agreement under the Stem, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Stem’s Quarterly Report on Form 10-Q filed on November 4, 2022).

10.8
Investor Rights Agreement dated April 28, 2021, by and among the Company and certain of its stockholders (incorporated by reference to Exhibit 10.3 of the Company Current Report on Form 8-K filed on May 4, 2021)

10.9††
Framework BESS Sale and Purchase Agreement, dated as of August 17, 2021, by and between Tesla, Inc. and Stem, Inc. (Incorporated by reference to Exhibit 10.1 to Stem’s Quarterly Report on Form 10-Q filed on August 5, 2021)

10.10††
First Amended and Restated Master Supply Agreement for Purchase and Sale of Energy Storage Systems, dated as of February 28, 2020, by and between Sungrow USA Corporation, Sungrow Samsung SDI Energy Storage Power Supply Co., Ltd. and Stem, Inc. (incorporated by reference to Exhibit 10.3 to Stem’s Quarterly Report on Form 10-Q filed on August 5, 2022).

10.11††
First Amended and Restated Master Supply Agreement for Purchase and Sale of Energy Storage Equipment, dated as of September 14, 2022, by and between Powin Energy Corporation and Stem, Inc. (incorporated by reference to Exhibit 10.2 to Stem’s Quarterly Report on Form 10-Q filed on November 4, 2023).

10.12†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.10 to Stem’s Annual Report on Form 10-K filed on February 28, 2022).
10.13†	Form of Executive Employment Agreement (incorporated by reference to Exhibit 10.11 to Stem’s Annual Report on Form 10-K filed on February 28, 2022).

21*	Subsidiaries of the Registrant.
23*	Consent of Independent Registered Public Accounting Firm.
24*	Powers of Attorney.
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith
** Furnished herewith
† Management or compensatory plan or arrangement
†† Information in this exhibit (indicated by brackets) has been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 16, 2023	STEM, INC.

	By:	/s/ William Bush
William Bush
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title

*	Chief Executive Officer and Director
John Carrington	(Principal Executive Officer)

/s/ William Bush	Chief Financial Officer
William Bush	(Principal Financial Officer)

/s/Rahul Shukla	Chief Accounting Officer
Rahul Shukla	(Principal Accounting Officer)

*	Chairman of the Board
David Buzby

*	Director
Adam E. Daley

*	Director
Anil Tammineedi

*	Director
Michael C. Morgan

*	Director
Laura D’Andrea Tyson

*	Director
Lisa L. Troe

*	Director
Jane Woodward

/s/ Saul R. Laureles	February 16, 2023
* By Saul R. Laureles, Attorney-in-Fact