Form 10-Q
period 2023-03-31
STEM, INC.
filed 2023-05-05
CIK 1758766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————————————
FORM 10-Q
—————————————————

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR

☐	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

STEM, INC.
(Exact name of registrant as specified in its charter)

Delaware	001-39455	85-1972187
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)
100 California St., 14th Fl., San Francisco, California 94111
(Address of principal executive offices, including zip code)
1-877-374-7836
(Registrant’s telephone number, including area code)

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Outstanding as of April 25, 2023
Common Stock, $0.0001 par value per share	155,528,457

STEM, INC.
Quarterly Report on Form 10-Q
For the Period Ended March 31, 2023

Part I - Financial Information
Item 1. Financial Statements (Unaudited)
STEM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022

ASSETS
Current assets:
Cash and cash equivalents	$117,883	$87,903
Short-term investments	87,678	162,074
Accounts receivable, net of allowances of $4,392 and $3,879 as of March 31, 2023 and December 31, 2022, respectively	232,764	223,219
Inventory, net	43,231	8,374
Deferred costs with suppliers	22,594	43,159
Other current assets (includes $66 and $74 due from related parties as of March 31, 2023 and December 31, 2022, respectively)	6,975	8,026
Total current assets	511,125	532,755
Energy storage systems, net	87,750	90,757
Contract origination costs, net	11,662	11,697
Goodwill	547,168	546,649
Intangible assets, net	161,596	162,265
Operating lease right-of-use assets	14,553	12,431
Other noncurrent assets	60,316	65,339
Total assets	$1,394,170	$1,421,893
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$112,541	$83,831
Accrued liabilities	59,104	85,258
Accrued payroll	7,025	12,466
Financing obligation, current portion	16,271	15,720
Deferred revenue, current portion	75,421	64,311
Other current liabilities (includes $704 and $687 due to related parties as of March 31, 2023 and December 31, 2022, respectively)	5,547	5,412
Total current liabilities	275,909	266,998
Deferred revenue, noncurrent	72,574	73,763
Asset retirement obligation	4,223	4,262
Notes payable, noncurrent	1,679	1,603
Convertible notes, noncurrent	448,397	447,909
Financing obligation, noncurrent	61,065	63,867
Lease liabilities, noncurrent	12,634	10,962
Other liabilities	444	362
Total liabilities	876,925	869,726
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized as of March 31, 2023 and December 31, 2022; zero shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 155,508,303 and 154,540,197 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	16	15
Additional paid-in capital	1,193,621	1,185,364
Accumulated other comprehensive loss	(2)	(1,672)
Accumulated deficit	(676,859)	(632,081)
Total Stem’s stockholders’ equity	516,776	551,626
Non-controlling interests	469	541
Total stockholders’ equity	517,245	552,167
Total liabilities and stockholders’ equity	$1,394,170	$1,421,893
The accompanying notes are an integral part of these condensed consolidated financial statements.

STEM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenue
Services and other revenue	$14,673	$9,965
Hardware revenue	52,732	31,123
Total revenue	67,405	41,088
Cost of revenue
Cost of services and other revenue	11,504	8,633
Cost of hardware revenue	54,907	28,811
Total cost of revenue	66,411	37,444
Gross margin	994	3,644
Operating expenses:
Sales and marketing	12,406	9,142
Research and development	13,444	8,943
General and administrative	17,797	20,512
Total operating expenses	43,647	38,597
Loss from operations	(42,653)	(34,953)
Other expense, net:
Interest expense, net	(1,777)	(3,218)
Other (expense) income, net	(439)	475
Total other expense, net	(2,216)	(2,743)
Loss before benefit from income taxes	(44,869)	(37,696)
Benefit from income taxes	91	15,213
Net loss	$(44,778)	$(22,483)

Net loss per share attributable to common stockholders, basic and diluted	$(0.29)	$(0.15)

Weighted-average shares used in computing net loss per share to common stockholders, basic and diluted	154,966,163	150,491,041

The accompanying notes are an integral part of these condensed consolidated financial statements.

STEM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Net loss	$(44,778)	$(22,483)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	1,543	(611)
Foreign currency translation adjustment	127	(28)
Total other comprehensive loss	1,670	(639)
Comprehensive loss	$(43,108)	$(23,122)
The accompanying notes are an integral part of these condensed consolidated financial statements.

STEM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 1, 2023	154,540,197	$15	$1,185,364	$(1,672)	$(632,081)	$541	$552,167
Stock option exercises, net of statutory tax withholdings	65,045	—	149	—	—	—	149
Issuance of common stock upon release of restricted stock units	903,061	1	—	—	—	—	1
Stock-based compensation	—	—	8,108	—	—	—	8,108
Unrealized gain on available-for-sale securities	—	—	—	1,543	—	—	1,543
Foreign currency translation adjustments	—	—	—	127	—	—	127
Redemption of non-controlling interests, net	—	—	—	—	—	(72)	(72)
Net loss	—	—	—	—	(44,778)	—	(44,778)
Balance as of March 31, 2023	155,508,303	$16	$1,193,621	$(2)	$(676,859)	$469	$517,245

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 1, 2022	144,671,624	$14	$1,176,845	$20	$(509,052)	$—	$667,827
Cumulative-effect adjustment upon adoption of ASU 2020-06 (Note 10)	—	—	(130,979)	—	1,598	—	(129,381)
Cumulative-effect adjustment upon adoption of ASU 2016-13	—	—	—	—	(573)	—	(573)
Common stock issued upon business combination (Note 6)	8,621,006	1	108,882	—	—	—	108,883
Stock option exercises, net of statutory tax withholdings	425,167	—	(426)	—	—	—	(426)
Stock-based compensation	—	—	6,787	—	—	—	6,787
Unrealized loss on available-for-sale securities	—	—	—	(611)	—	—	(611)
Foreign currency translation adjustments	—	—	—	(28)	—	—	(28)
Contributions from non-controlling interests	—	—	—	—	—	141	141
Net loss	—	—	—	—	(22,483)	—	(22,483)
Balance as of March 31, 2022	153,717,797	$15	$1,161,109	$(619)	$(530,510)	$141	$630,136

The accompanying notes are an integral part of these condensed consolidated financial statements.

STEM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2023	2022
OPERATING ACTIVITIES
Net loss	$(44,778)	$(22,483)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	11,107	8,725
Non-cash interest expense, including interest expenses associated with debt issuance costs	386	456
Stock-based compensation	7,202	6,265
Non-cash lease expense	661	546
Accretion of asset retirement obligations	61	60
Impairment loss of energy storage systems	851	171
Net (accretion of discount) amortization of premium on investments	(657)	293
Income tax benefit from release of valuation allowance	(335)	(15,100)
Provision for accounts receivable allowance	522	180
Net loss on investments	1,561	—
Other	(117)	(17)
Changes in operating assets and liabilities:
Accounts receivable	(10,067)	(3,532)
Inventory	(34,857)	(46,564)
Deferred costs with suppliers	28,179	(9,157)
Other assets	251	(23,127)
Contract origination costs, net	(802)	(1,670)
Project assets	(1,402)	—
Accounts payable	28,831	67,955
Accrued expenses and other liabilities	(31,746)	(6,657)
Deferred revenue	9,921	17,705
Lease liabilities	(593)	(54)
Net cash used in operating activities	(35,821)	(26,005)
INVESTING ACTIVITIES
Acquisitions, net of cash acquired	(1,847)	(532,839)
Purchase of available-for-sale investments	(49,152)	(41,437)
Proceeds from maturities of available-for-sale investments	50,270	36,271
Proceeds from sales of available-for-sale investments	73,917	—
Purchase of energy storage systems	(1,625)	(108)
Capital expenditures on internally-developed software	(3,570)	(3,537)
Purchase of property and equipment	(162)	(1,278)
Net cash provided by (used in) investing activities	67,831	(542,928)
FINANCING ACTIVITIES
Proceeds from exercise of stock options and warrants	149	347
Payments for taxes related to net share settlement of stock options	—	(773)
Proceeds from financing obligations	—	311
Repayment of financing obligations	(2,133)	(4,178)
Proceeds from issuance of notes payable	—	6
Redemption of non-controlling interests, net	(72)	—
Repayment of notes payable	(100)	—
Net cash used in financing activities	(2,156)	(4,287)
Effect of exchange rate changes on cash and cash equivalents	126	(23)
Net increase (decrease) in cash and cash equivalents	29,980	(573,243)
Cash and cash equivalents, beginning of year	87,903	747,780
Cash and cash equivalents, end of period	$117,883	$174,537
The accompanying notes are an integral part of these condensed consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$1,481	$1,869
NON-CASH INVESTING AND FINANCING ACTIVITIES
Change in asset retirement costs and asset retirement obligation	$99	$27
Purchases of energy storage systems in accounts payable	$88	$—
Right-of-use asset obtained in exchange for lease liability	$2,782	$—
Stock-based compensation capitalized to internal-use software	$906	$522
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
The Company operated as Rollins Road Acquisition Company (f/k/a Stem, Inc.) (“Legacy Stem”) prior to the Merger with Star Peak Transition Corp. (“STPK”), an entity that was then listed on the New York Stock Exchange under the trade symbol “STPK,” and STPK Merger Sub Corp., a Delaware corporation and wholly-owned subsidiary of STPK (“Merger Sub”), providing for, among other things, and subject to the conditions therein, the combination of the Company and STPK pursuant to the merger of Merger Sub with and into the Company, with the Company continuing as the surviving entity (the “Merger”). Stem, Inc. was incorporated on March 16, 2009 in the State of Delaware and is headquartered in San Francisco, California.

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Liquidity
As of March 31, 2023, the Company had cash and cash equivalents of $117.9 million, short-term investments of $87.7 million, an accumulated deficit of $676.9 million and net working capital of $235.2 million, with $16.3 million of financing obligations coming due within the next 12 months. During the three months ended March 31, 2023, the Company incurred a net loss of $44.8 million and had negative cash flows from operating activities of $35.8 million. The Company believes that its cash position is sufficient to meet capital and liquidity requirements for at least the next 12 months after the date that the financial statements are available to be issued.
The Company’s business prospects are subject to risks, expenses, and uncertainties frequently encountered by companies in the early stages of commercial operations. The attainment of profitable operations is dependent upon future events, including securing new customers and maintaining current ones, securing and maintaining adequate supplier relationships, building the Company’s customer base, successfully executing its business and marketing strategy, obtaining adequate financing to complete the Company’s development activities, and hiring and retaining appropriate personnel. Failure to generate sufficient revenues, achieve planned gross margins and operating profitability, control operating costs, or secure additional funding may require the Company to modify, delay or abandon some of its planned future expansion or development, to seek additional equity or debt financing, or to otherwise enact operating cost reductions available to management, which could have a material adverse effect on the Company’s business, operating results and financial condition.
Supply Chain Constraints and Risk
The Company’s industry continues to face shortages and shipping delays affecting the supply of inverters, enclosures, battery modules and associated component parts for inverters and battery energy storage systems available for purchase. These shortages and delays can be attributed in part to the evolving macroeconomic, geopolitical and business environment, including the effects of increased global inflationary pressures and interest rates, potential import tariffs, the ongoing effects of the COVID-19 pandemic and geopolitical pressures, including the Russia-Ukraine armed conflict, rising tensions between China and Taiwan and unknown effects of current and future trade regulations. If these shortages and delays persist through 2023, they could adversely affect the timing of when battery energy storage systems can be delivered and installed, and when (or if) the Company can begin to generate revenue from those systems. The Company cannot predict the full effects the macroeconomic, geopolitical and business environment will continue to have on our business, cash flows, liquidity, financial condition and results of operations. In addition, he COVID-19 pandemic caused, and any new outbreaks or resurgence of COVID-19 and its variants could again cause, a significant reduction in global economic activity, significantly weakening demand for our products and services.
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X, assuming the Company will continue as a going concern. Accordingly, the condensed consolidated balance sheet at December 31, 2022 has been derived from the audited financial statements at that date, but certain notes or other information that are normally required by GAAP have been omitted if they substantially duplicate the disclosures contained in the Company’s annual audited consolidated financial statements. In the opinion of Stem management, all normal and recurring adjustments considered necessary for a fair statement of the results for the interim period presented have been included in the accompanying unaudited condensed consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2022. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or for any other future interim period or year.
Principles of Consolidation
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

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
The following table summarizes the carrying values of the assets and liabilities of the DevCo JVs that are consolidated by the Company as of March 31, 2023 (in thousands):

	March 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$2,107	$6,686
Other current assets	9	38
Other noncurrent assets	4,610	3,208
Total assets	6,726	9,932
Liabilities
Accounts payable	275	356
Other current liabilities	236	97
Total liabilities	$511	$453
For the three months ended March 31, 2023 and 2022, the Company contributed approximately $0.1 million and $4.9 million in capital investments for hardware purchases, respectively. The net income from the DevCo JVs was immaterial during the three months ended March 31, 2023 and 2022.

Reclassifications
Certain prior year amounts have been reclassified for consistency with the current year presentation. Such reclassifications have no impact on previously reported net (loss) income, stockholders’ equity, or cash flows. For the three months ended March 31, 2022, a $9.2 million net cash outflow was reclassified from changes in other assets to changes in deferred costs with suppliers and $6.2 million net cash outflow reclassified from change in accounts payable to other liabilities, and $0.2 million net cash inflow was reclassified from changes in accounts receivable to provision for accounts receivable allowance in the condensed consolidated statements of cash flows. This change had no impact to net cash used in operating activities.

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
Significant estimates and assumptions reflected in these unaudited condensed consolidated financial statements include, but are not limited to, depreciable life of energy storage systems; the amortization of acquired intangibles; the amortization of financing obligations; deferred commissions and contract fulfillment costs; the valuation of energy storage systems, internally developed software, and asset retirement obligations; and the fair value of equity instruments, equity-based instruments, warrant liabilities, embedded derivatives and net assets acquired in a business combination.
Segment Information
Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is the CODM. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, management has determined that the Company operates as one operating segment that is focused exclusively on innovative technology services that transform the way energy is distributed and consumed. The operations acquired as part of the acquisition of AlsoEnergy have been included in the Company’s operating segment. Net assets outside of the U.S. were less than 10% of total net assets as of March 31, 2023 and December 31, 2022.
Concentration of Credit Risk and Other Uncertainties
Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents and accounts receivable. The Company’s cash balances are primarily invested in money market funds or on deposit at high credit quality financial institutions in the U.S. The Company’s cash and cash equivalents are held at financial institutions where account balances may at times exceed federally insured limits. Management believes the Company is not exposed to significant credit risk due to the financial strength of the depository institution in which the cash is held. The Company has no financial instruments with off-balance sheet risk of loss.
At times, the Company may be subject to a concentration of credit risk in relation to certain customers due to the purchase of large energy storage systems made by such customers. The Company routinely assesses the creditworthiness of its customers. The Company has not experienced material losses related to receivables from individual customers, or groups of customers during the three months ended March 31, 2023 and 2022. The Company does not require collateral. Due to these factors, no additional credit risk beyond amounts provided for credit losses is believed by management to be probable in the Company’s accounts receivable.
Significant Customers
A significant customer represents 10% or more of the Company’s total revenue or accounts receivable, net balance at each reporting date. For each significant customer, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable are as follows:

	Accounts Receivable		Revenue
	March 31,	December 31,	Three Months Ended March 31,
	2023	2022	2023	2022
Customers:
Customer A	51%	54%	*	38%
Customer B	15%	16%	*	*
Customer C	18%	11%	61%	*
Customer D	*	*	*	11%
*Total less than 10% for the respective period.

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Financial assets and liabilities held by the Company measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 include cash and cash equivalents, short-term investments, and convertible notes.
3.REVENUE
Disaggregation of Revenue
The following table provides information on the disaggregation of revenue as recorded in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2023	2022
Hardware revenue	$52,732	$31,123
Services and other revenue	14,673	9,965
Total revenue	$67,405	$41,088

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table summarizes reportable revenue by geographic regions determined based on the location of the customers (in thousands):

	Three Months Ended March 31,
	2023	2022
United States	$65,330	$39,458
Rest of the world	2,075	1,630
Total revenue	$67,405	$41,088
Remaining Performance Obligations
Remaining performance obligations represent contracted revenue that has not been recognized, which include contract liabilities (deferred revenue) and amounts that will be billed and recognized as revenue in future periods. As of March 31, 2023, the Company had $541.1 million of remaining performance obligations, and the approximate percentages expected to be recognized as revenue in the future are as follows (in thousands, except percentages):

	Total Remaining Performance Obligations	Percent Expected to be Recognized as Revenue
		Less Than One Year	Two to Five Years	Greater Than Five Years
Services and other revenue	$327,149	14%	48%	38%
Hardware revenue	213,993	100%	—%	—%
Total revenue	$541,142
Contract Balances
Deferred revenue primarily includes cash received in advance of revenue recognition related to energy optimization services and incentives. The following table presents the changes in the deferred revenue balance during the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Beginning balance	$138,074	$37,443
Deferred revenue acquired upon business combination	—	49,626
Upfront payments received from customers	30,700	35,050
Upfront or annual incentive payments received	1,275	2,895
Revenue recognized related to amounts that were included in beginning balance of deferred revenue	(8,463)	(2,938)
Revenue recognized related to amounts that were included in acquired balance of deferred revenue	—	(3,338)
Revenue recognized related to deferred revenue generated during the period	(13,591)	(13,965)
Ending balance	$147,995	$104,773

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
4.SHORT-TERM INVESTMENTS
The following tables summarize the estimated fair value of the Company’s short-term investments and the gross unrealized holding losses and gains as of March 31, 2023 and December 31, 2022 (in thousands):

	As of March 31, 2023
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Corporate debt securities	$13,467	$1	$(35)	$13,433
Commercial paper	16,845	—	—	16,845
U.S. government bonds	30,954	9	(111)	30,852
Certificate of deposits	4,694	—	—	4,694
Treasury bills	10,768	1	(6)	10,763
Agency bonds	11,089	3	(1)	11,091
Total short-term investments	$87,817	$14	$(153)	$87,678

	As of December 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Corporate debt securities	$17,056	$—	$(164)	$16,892
Commercial paper	18,922	—	—	18,922
U.S. government bonds	106,774	—	(1,515)	105,259
Certificate of deposits	9,986	—	—	9,986
Treasury bills	9,518	3	(5)	9,516
Agency bonds	1,500	—	(1)	1,499
Total short-term investments	$163,756	$3	$(1,685)	$162,074

The following table presents the contractual maturities of the Company’s short-term investments as of March 31, 2023 (in thousands):

	As of March 31, 2023
	Amortized cost	Estimated Fair Value
Due within one year	$87,817	$87,678
Total	$87,817	$87,678

The Company periodically reviews the individual securities that have unrealized losses on a regular basis to evaluate whether or not any security has experienced, or is expected to experience, credit losses resulting in the decline in fair value. The Company evaluates, among other factors, whether the Company intends to sell any of these marketable securities and whether it is more likely than not that the Company will be required to sell any of them before recovery of the amortized cost basis. During the three months ended March 31, 2023, the Company did not record an allowance for credit losses, as management believes any such losses would be immaterial based on the investment-grade credit rating for each of the short-term investments as of the end of each period.

5.FAIR VALUE MEASUREMENTS
Fair value accounting is applied for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. At March 31, 2023 and December 31, 2022, the carrying amount of accounts receivable, other current assets, accounts payable, and accrued and other current liabilities approximated their estimated fair value due to their relatively short maturities.

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table provides the financial instruments measured at fair value (in thousands):

	March 31, 2023
	Level 1	Level 2	Level 3	Fair Value
Assets
Cash equivalents:
Money market fund	$62,416	$—	$—	$62,416
Commercial paper	—	6,961	—	6,961
Treasury bills	—	2,750	—	2,750
Agency bonds	—	5,027	—	5,027
Debt securities:
Corporate debt securities	—	13,433	—	13,433
Commercial paper	—	16,845	—	16,845
U.S. government bonds	—	30,852	—	30,852
Certificate of deposits	—	4,694	—	4,694
Treasury bills	—	10,763	—	10,763
Agency bonds	—	11,091	—	11,091
Total financial assets	$62,416	$102,416	$—	$164,832

	December 31, 2022
	Level 1	Level 2	Level 3	Fair Value
Assets
Cash equivalents:
Money market fund	$10,618	$—	$—	$10,618
Commercial paper	—	2,988	—	2,988
Debt securities:
Corporate debt securities	—	16,892	—	16,892
Commercial paper	—	18,922	—	18,922
U.S. government bonds	—	105,259	—	105,259
Certificate of deposits	—	9,986	—	9,986
Treasury bills	—	9,516	—	9,516
Other	—	1,499	—	1,499
Total financial assets	$10,618	$165,062	$—	$175,680
The Company’s money market funds are classified as Level 1 because they are valued using quoted market prices. The Company’s short-term investments consist of available-for-sale securities and are classified as Level 2 because their value is based on valuations using significant inputs derived from or corroborated by observable market data.
Fair Value of Convertible Promissory Notes
The convertible notes are recorded at face value less unamortized debt issuance costs (see Note 10 — Convertible Notes for additional details) on the condensed consolidated balance sheets as of March 31, 2023. As of March 31, 2023 and December 31, 2022, the estimated fair value of the convertible notes was $260.9 million and $293.1 million, respectively, based on Level 2 quoted bid prices of the convertible notes in an over-the-counter market on the last trading date of the reporting period.

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
6.BUSINESS COMBINATIONS
AlsoEnergy Acquisition
On February 1, 2022, Stem, Inc. acquired 100% of the outstanding shares of AlsoEnergy. AlsoEnergy provides end-to-end turnkey solutions that monitor and manage renewable energy systems. The total consideration to acquire AlsoEnergy was $652.0 million, comprised of $543.1 million in cash, net of a working capital adjustment for an escrow recovery, and $108.9 million in the form of 8,621,006 shares of the Company’s common stock. The Company incurred $6.1 million of transaction costs related to the acquisition of AlsoEnergy, which were recorded in general and administrative expense in the three months ended March 31, 2022.
Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information summarizes the combined results of operations for the Company and AlsoEnergy, as if the acquisition had occurred on January 1, 2022. The pro forma financial information is as follows (in thousands):

	(Unaudited)
	Three Months Ended March 31,
	2023	2022
Total revenue	$67,405	$44,924
Net loss	$(44,778)	$(30,469)
The pro forma financial information for the periods presented above has been calculated after adjusting the results of AlsoEnergy to reflect the business combination accounting effects resulting from this acquisition, including the elimination of transaction costs incurred by the Company, amortization expense from acquired intangible assets, and settlement of stock option awards. The historical consolidated financial statements have been adjusted in the pro forma combined financial statements to give effect to pro forma events that are directly attributable to the business combination. The pro forma financial information is for informational purposes only, and is not indicative of either future results of operations, or results that may have been achieved had the acquisition been consummated as of the beginning of 2022.
7.GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
Goodwill consists of the following (in thousands):

	March 31,	December 31,
	2023	2022
Goodwill	$547,158	$547,556
Recovery of escrow from AlsoEnergy acquisition	—	(915)
Effect of foreign currency translation	10	8
Total goodwill	$547,168	$546,649

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Intangible Assets, Net
Intangible assets, net, consists of the following (in thousands):

	March 31,	December 31,
	2023	2022
Developed technology	$32,000	$30,600
Trade name	11,300	11,300
Customer relationships	106,800	106,800
Backlog	3,900	3,900
Internally developed software	53,949	49,472
Intangible assets	207,949	202,072
Less: Accumulated amortization	(46,356)	(39,809)
Add: Currency translation adjustment	3	2
Total intangible assets, net	$161,596	$162,265
Amortization expense for intangible assets was $6.5 million and $4.4 million for the three months ended March 31, 2023 and 2022, respectively.
8.ENERGY STORAGE SYSTEMS, NET
Energy Storage Systems, Net
Energy storage systems, net, consists of the following (in thousands):

	March 31,	December 31,
	2023	2022
Energy storage systems placed into service	$141,975	$143,154
Less: accumulated depreciation	(60,586)	(58,782)
Energy storage systems not yet placed into service	6,361	6,385
Total energy storage systems, net	$87,750	$90,757
Depreciation expense for energy storage systems was approximately $3.6 million and $4.3 million for the three months ended March 31, 2023 and 2022, respectively. Depreciation expense is recognized in cost of services and other revenue.
9.NOTES PAYABLE
2021 Credit Agreement
In January 2021, a wholly owned Canadian subsidiary of the Company entered into a credit agreement to provide a total of $2.7 million towards the financing of certain energy storage systems. The credit agreement is structured on a non-recourse basis and the system is operated by the Company. The credit agreement has a stated interest of 5.45% and a maturity date of June 2031. The Company received an advance under the credit agreement of $1.8 million in January 2021. The repayment of advances received under this credit agreement is determined by the lender based on the proceeds generated by the Company through the operation of the underlying energy storage systems. As of March 31, 2023 and December 31, 2022, the outstanding balance was $1.9 million and $1.8 million, respectively. The Company was in compliance with all covenants contained in the 2021 Credit Agreement as of March 31, 2023.
The Company’s outstanding debt consisted of the following as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Outstanding principal	$1,855	$1,784
Unamortized discount	(176)	(181)
Carrying value of debt	$1,679	$1,603

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
On April 6, 2023, the Company repaid the remaining outstanding balance of the 2021 Credit Agreement with a portion of the proceeds received from the issuance of the 4.25% Green Convertible Senior Notes due 2030 (the “2030 Convertible Notes”)..
10.CONVERTIBLE NOTES
2028 Convertible Notes and Capped Call Options
2028 Convertible Notes
On November 22, 2021, the Company issued $460.0 million aggregate principal amount of its 2028 Convertible Notes in a private placement offering to qualified institutional buyers (the “2021 Initial Purchasers”) pursuant to Rule 144A under the Securities Act of 1933, as amended.
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
The Company’s net proceeds from this offering were approximately $445.7 million, after deducting the 2021 Initial Purchasers’ discounts and debt issuance costs. To minimize the impact of potential dilution to the Company’s common stockholders upon conversion of the 2028 Convertible Notes, the Company entered into separate capped calls transactions (the “Capped Calls”) as described below.
Upon adoption of ASU 2020-06, the Company allocated all of the debt discount to long-term debt. The debt discount is amortized to interest expense using the effective interest method, computed to be 0.9%, over the life of the 2028 Convertible Notes or approximately its seven-year term. The outstanding 2028 Convertible Notes balances as of March 31, 2023 and December 31, 2022 are summarized in the following table (in thousands):

	March 31, 2023	December 31, 2022
Long Term Debt
Outstanding principal	$460,000	$460,000
Unamortized initial purchaser’s debt discount and debt issuance cost	(11,603)	(12,091)
Net carrying amount	$448,397	$447,909

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents total interest expense recognized related to the 2028 Convertible Notes during the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash interest expense
Contractual interest expense	$575	$575
Non-cash interest expense
Amortization of debt discount and debt issuance cost	499	495
Total interest expense	$1,074	$1,070
Capped Call Options
On November 17, 2021, in connection with the pricing of the 2028 Convertible Notes, and on November 19, 2021, in connection with the exercise in full by the 2021 Initial Purchasers of their option to purchase additional Notes, the Company entered into Capped Calls with certain counterparties. The Company used $66.7 million of the net proceeds to pay the cost of the Capped Calls.
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
11.WARRANTS
Legacy Stem Warrants
Prior to the Merger, the Company had issued warrants to purchase shares of Legacy Stem’s preferred stock in conjunction with various debt financings. The Company has also issued warrants to purchase shares of Legacy Stem’s common stock. Upon effectiveness of the Merger, the Company had 50,207,439 warrants outstanding, of which substantially all were converted into 2,759,970 shares of common stock of Stem. Upon conversion of the warrants, the existing warrant liabilities were remeasured to fair value resulting in a gain on remeasurement of $100.9 million and a total warrant liability of $60.6 million, which was then reclassified to additional paid-in-capital. At March 31, 2023, there were 2,533 Legacy Stem Warrants outstanding. These instruments are exercisable into the Company’s common stock and are equity classified.
12.STOCK-BASED COMPENSATION
Equity Incentive Plans
Under both the Stem, Inc. 2009 Equity Incentive Plan (the “2009 Plan”) and the Stem, Inc. 2021 Equity Incentive Plan (the “2021 Plan,” and together with the 2009 Plan, the “Plans”), the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance stock units (“PSUs”), and other awards that are settled in shares of the Company’s common stock. The Company does not intend to grant new awards under the 2009 Plan. All shares that remain available for future grants are under the 2021 Plan.

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Stock Options
The following table summarizes the stock option activity for the period ended March 31, 2023:

	Number of Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Balances as of December 31, 2022	8,243,637	$6.88	6.6	$35,566
Options granted	1,291,349	10.25
Options exercised	(65,045)	2.18
Options forfeited and expired	(154,965)	13.78
Balances as of March 31, 2023	9,314,976	$7.26	6.7	$16,713
Options vested and exercisable — March 31, 2023	5,955,593	$4.19	5.5	$16,500
As of March 31, 2023, the Company had approximately $23.3 million of remaining unrecognized stock-based compensation expense for stock options, which is expected to be recognized over a weighted average period of 1.7 years.
Restricted Stock Units
The following table summarizes the RSU activity for the period ended March 31, 2023:

	Number of RSUs Outstanding (1)	Weighted-Average Grant Date Fair Value Per Share
Balances as of December 31, 2022	6,719,490	$15.34
RSUs granted	1,741,980	9.33
RSUs vested	(903,061)	9.18
RSUs forfeited	(354,295)	14.26
Balances as of March 31, 2023	7,204,114	$14.70
(1) Includes certain restricted stock units with service and market-based vesting criteria

As of March 31, 2023, the Company had approximately $81.0 million of remaining unrecognized stock-based compensation expense for RSUs, which is expected to be recognized over a weighted average period of 2.2 years.
Stock-Based Compensation
The following table summarizes stock-based compensation expense recorded in each component of operating expenses in the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2023	2022
Sales and marketing	$945	$824
Research and development	1,718	1,307
General and administrative	4,539	4,134
Total stock-based compensation expense	$7,202	$6,265
Research and development expenses of $0.9 million and $0.5 million corresponding to internal-use software, were capitalized during the three months ended March 31, 2023 and 2022, respectively.

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
13.NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2023	2022
Numerator - Basic and Diluted:
Net loss per share attributable to common stockholders, basic and diluted	$(44,778)	$(22,483)

Denominator:
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic	154,966,163	150,491,041

Net loss per share attributable to common stockholders, basic and diluted	$(0.29)	$(0.15)
The following table shows total outstanding potentially dilutive shares excluded from the computation of diluted loss per share as their effect would have been anti-dilutive, as of March 31, 2023 and 2022:

	March 31, 2023	March 31, 2022
Outstanding 2028 Convertible Notes	15,730,390	15,730,390
Outstanding stock options	9,314,976	9,218,431
Outstanding warrants	2,533	23,673
Outstanding RSUs	7,204,114	5,967,768
Total	32,252,013	30,940,262
14.INCOME TAXES
The following table reflects the Company’s (provision for) benefit from income taxes and the effective tax rates for the periods presented below (in thousands, except effective tax rate):

	Three Months Ended March 31,
	2023	2022
Loss before (provision for) benefit from income taxes	$(44,869)	$(37,696)
(Provision for) benefit from income taxes	$91	$15,213
Effective tax rate	0.2%	40.4%
For the three months ended March 31, 2023, the Company recognized a benefit from income taxes of $0.1 million, representing an effective tax rate of 0.2%, which was lower than the statutory federal tax rate due to a $0.3 million tax benefit from an acquisition for a partial valuation allowance release on U.S. deferred tax assets due to the deferred tax liability established in purchase accounting on the acquired intangibles during the three months ended March 31, 2023. For the three months ended March 31, 2022, the Company recognized an income tax benefit of $15.2 million, representing an effective tax rate of 40.4%, which was higher than the statutory federal tax rate due to a $15.1 million tax benefit from the acquisition of AlsoEnergy for a partial valuation allowance release on U.S. Deferred tax assets due to the deferred tax liability established in purchase accounting on the acquired intangibles.

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
15.COMMITMENTS AND CONTINGENCIES
Contingencies
The Company is party to various legal proceedings from time to time. A liability is accrued when a loss is both probable and can be reasonably estimated. Management believes that the probability of a material loss with respect to any currently pending legal proceeding is remote. However, litigation is inherently uncertain and it is not possible to predict the ultimate disposition of any of these proceedings. As of the date of this filing, the Company at present does not believe that there are any pending legal proceedings or other loss contingencies that will, either individually or in the aggregate, have a material adverse effect on the Company taken as a whole.
Commitments
On March 1, 2023, the Company recognized a $2.8 million operating lease liability and a corresponding operating lease right-of-use (“ROU”) asset, which are included in the condensed consolidated balance sheets as of March 31, 2023. The operating lease liability and operating lease ROU asset correspond to 41,811 square feet of leased office in Gurugram, India. As of the commencement date of the lease, the remaining lease term was 58 months. The lease agreement contemplates options to extend the non-cancelable lease term, which have been determined not reasonably certain to be exercised. Base rent is approximately $58,500 per month with escalating payments.
16.SUBSEQUENT EVENTS

On April 3, 2023, the Company issued $240.0 million aggregate principal amount of the 2030 Convertible Notes in a private placement offering to qualified institutional buyers (the “2023 Initial Purchasers”) pursuant to an exemption from registration provided by Rule 144A under the Securities Act of 1933, as amended. The 2030 Convertible Notes are senior, unsecured obligations of the Company and bear interest at a rate of 4.25% per year, payable in cash semi-annually in arrears in April and October of each year, beginning in October 1, 2023. The notes will mature on April 1, 2030, unless earlier repurchased, redeemed or converted in accordance with their terms prior to such date. The Company’s net proceeds from this offering were $232.2 million, after deducting the 2023 Initial Purchasers’ discounts and debt issuance costs. The Company used $99.8 million of the net proceeds to purchase and surrender for cancellation $163.0 million aggregate principal amount of the 2028 Convertible Notes in privately negotiated transactions effected through one of the 2021 Initial Purchasers or its affiliates. The Company intends to use the remainder of the net proceeds for general corporate purposes. On March 29, 2023, in connection with the pricing of the 2030 Convertible Notes, and on March 31, 2023, in connection with the pricing of the 2030 Convertible Notes, and with the exercise in full by the 2023 Initial Purchasers of their option to purchase additional Notes, the Company entered into separate capped calls transactions (the “2030 Capped Calls”) with certain counterparties to minimize the impact of potential dilution to the Company’s common stockholders upon conversion of the 2030 Convertible Notes. The Company used $27.8 million of the net proceeds to pay the cost of the 2030 Capped Calls. The 2030 Capped Calls became effective on April 3, 2023 with the issuance of the 2030 Convertible Notes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Note Regarding Forward-Looking Statements
This first quarter 2023 Form 10-Q, as well as other statements we make, contains “forward-looking statements” within the meaning of the federal securities laws, which include any statements that are not historical facts. Such statements often contain words such as “expect,” “may,” “can,” “believe,” “predict,” “plan,” “potential,” “projected,” “projections,” “forecast,” “estimate,” “intend,” “anticipate,” “ambition,” “goal,” “target,” “think,” “should,” “could,” “would,” “will,” “hope,” “see,” “likely,” and other similar words.
Forward-looking statements address matters that are, to varying degrees, uncertain, such as statements about financial and performance targets and other forecasts or expectations regarding, or dependent on, our business outlook; the expected benefits of the combined Stem/AlsoEnergy company; our ability to secure sufficient and timely inventory from suppliers; our ability to meet contracted customer demand; our ability to manage supply chain issues and manufacturing or delivery delays; our joint ventures, partnerships and other alliances; forecasts or expectations regarding energy transition and global climate change; reduction of greenhouse gas (“GHG”) emissions; the integration and optimization of energy resources; our business strategies and those of our customers; our ability to retain or upgrade current customers, further penetrate existing markets or expand into new markets; our ability to manage our supply chains and distribution channels and the effects of natural disasters and other events beyond our control; our response to the COVID-19 pandemic and our preparedness for other widespread health emergencies; (and government and business responses thereto); the ongoing conflict in Ukraine; the expected benefits of the Inflation Reduction Act of 2022 on our business; and future results of operations, including Adjusted EBITDA.
Such forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements, including but not limited to our inability to secure sufficient and timely inventory from our suppliers, and provide us with contracted quantities of equipment; our inability to meet contracted customer demand; supply chain interruptions and manufacturing or delivery delays; disruptions in sales, production, service or other business activities; general economic, geopolitical and business conditions in key regions of the world, including inflationary pressures, general economic slowdown or a recession, increasing interest rates, changes in monetary policy, and instability in financial institutions; the ongoing effects of the COVID-19 pandemic on our workforce, operations, financial results and cash flows; the ongoing conflict in Ukraine; the results of operations and financial condition of our customers and suppliers; pricing pressure; inflation; weather and seasonal factors; our inability to continue to grow and manage our growth effectively; our inability to attract and retain qualified employees and key personnel; our inability to comply with, and the effect on their businesses of, evolving legal standards and regulations, particularly concerning data protection and consumer privacy and evolving labor standards; risks relating to the development and performance of our energy storage systems and software-enabled services; our inability to retain or upgrade current customers, further penetrate existing markets or expand into new markets; the risk that our business, financial condition and results of operations may be adversely affected by other political, economic, business and competitive factors; and other risks and uncertainties discussed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and in our other filings with the SEC. If one or more of these or other risks or uncertainties materialize (or the consequences of any such development changes), or should our underlying assumptions prove incorrect, actual outcomes may vary materially from those reflected in our forward-looking statements. Forward-looking and other statements in this report regarding our environmental, social, and other sustainability plans and goals are not an indication that these statements are necessarily material to investors or required to be disclosed in our filings with the SEC. In addition, historical, current, and forward-looking environmental, social, and sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. Forward-looking statements in this report are made as of the date of this report, and we do not assume any obligation to update any forward-looking statements after the date of this report, except as required by law.
You should read the following management’s discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included under Part I, Item 1 of this Quarterly Report on Form 10-Q. This discussion and analysis should also be read together with our audited consolidated financial statements and related notes, as well as the section entitled “Stem’s Management’s Discussion and Analysis of Financial Condition and Results or Operations” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. You should carefully read the sections entitled “Special Note Regarding Forward-Looking Statements” contained herein and the section entitled “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Throughout this section, unless otherwise noted “we,” “us,” “our” and the “Company” refer to Stem and its consolidated subsidiaries.

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
FTM, grid-connected systems provide power to off-site locations and must pass through an electric meter prior to reaching an end-user. Through Athena, our FTM storage systems decrease risk for project developers, asset owners, independent power producers and investors by adapting to dynamic energy market conditions in connection with the deployment of electricity and improving the value of energy storage over the course of their FTM system’s lifetime. Through PowerTrack, our software maximizes FTM energy output and minimizes asset downtime.
Through our February 2022 acquisition of AlsoEnergy, we combined our storage optimization capabilities with solar asset performance monitoring and control software.
Since our inception in 2009, we have engaged in developing and marketing software-enabled services, raising capital, and recruiting personnel. We have incurred net operating losses and negative cash flows from operations each year since our inception. We have financed our operations primarily through proceeds received from the merger with Star Peak Transition Corp., the issuance of convertible preferred stock, convertible senior notes, debt financing, and cash flows from customers.
Our total revenue grew from $41.1 million for the three months ended March 31, 2022 to $67.4 million for the three months ended March 31, 2023. For the three months ended March 31, 2023 and 2022, we incurred net losses of $44.8 million and $22.5 million, respectively. As of March 31, 2023, we had an accumulated deficit of $676.9 million.

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
Acquisition of AlsoEnergy
On February 1, 2022, we acquired 100% of the issued and outstanding capital stock of AlsoEnergy. The transaction combines our storage optimization capabilities with AlsoEnergy’s solar asset performance monitoring and control software. Through AlsoEnergy, we provide end-to-end turnkey solutions that monitor and manage renewable energy systems through AlsoEnergy’s PowerTrack software. PowerTrack includes data acquisitions and monitoring, performance modelling, agency reporting, internal reports, work order tickets, and supervisory control and data acquisition (“SCADA”) controls. AlsoEnergy has deployed systems at various international locations, but its primary customer base is in the United States, Germany and Canada. The total consideration for the AlsoEnergy acquisition was $652.0 million, comprised of $543.1 million paid in cash, net of a working capital adjustment for an escrow recovery, and $108.9 million in the form of 8,621,006 shares of our common stock. We incurred $6.1 million of transaction costs related to the acquisition of AlsoEnergy, which were recorded in general and administrative expense during the three months ended March 31, 2022. See Note 6 — Business Combinations, of the Notes to the unaudited condensed consolidated financial statements in this report, for additional details regarding this transaction.

Key Factors, Trends and Uncertainties Affecting our Business
We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including but not limited to:
Decline in Lithium-Ion Battery Costs
Our revenue growth is directly tied to the continued adoption of energy storage systems by our customers. The cost of lithium-ion energy storage hardware has generally declined over the last decade, notwithstanding increases in recent months. The market for energy storage is rapidly evolving, and while we believe costs will continue to decline over time, there is no guarantee. If costs do not continue to decline, or do not decline as quickly as we anticipate, this could adversely affect our ability to increase our revenue and grow our business. The United States Inflation Reduction Act of 2022 (the “IRA”) was signed into law in August 2022 and includes incentives and tax credits aimed at reducing the effects of climate change, such as a tax credit for stand-alone battery storage projects. The implementation of the IRA is expected to further reduce the cost of battery storage systems for certain customers; however, there are numerous restrictions and requirements associated with qualifying for the tax credits and other incentives available under the IRA, and the Company continues to assess how the IRA may affect its business.
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
The COVID-19 pandemic has resulted and may continue to result in widespread adverse effects on the global and U.S. economies. Ongoing government and business responses to COVID-19, along with COVID-19 variants and the resurgence of related disruptions, could have a continued material adverse effect on economic and market conditions and amplify effects of a global and U.S. economic slowdown.
In addition, the global supply chain and our industry have experienced significant disruptions in recent periods. We have seen supply chain challenges and logistics constraints increase, including shortages of inverters, enclosures, battery modules and associated component parts for inverters and battery energy storage systems available for purchase. In certain cases, this has caused delays in critical equipment and inventory, longer lead times, and has resulted in cost volatility. These shortages and delays can be attributed in part to macroeconomic conditions, such as labor shortages, rising inflation, rising interest rates, and a recessionary environment and geographical instability, including the ongoing conflict between Russia and Ukraine and rising tensions between China and Taiwan, among other factors, as well as the COVID-19 pandemic and resulting government action.

If these shortages and delays persist through 2023, they could adversely affect the timing of when battery energy storage systems can be delivered and installed, and when (or if) we can begin to generate revenue from those systems. In addition, we have experienced and are experiencing varying levels of volatility in costs of equipment and labor resulting in part from disruptions caused by general global economic conditions, including inflationary pressures and the COVID‐19 pandemic.
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
Customer Concentration
We depend on a small number of significant customers for our sales, and a small number of customers have historically accounted for a material portion of our revenue. While we are committed to diversifying our customer base, we may continue to derive a significant portion of our revenue from a small number of customers. Loss of a significant customer, or a significant reduction in pricing or order volume from a significant customer, could materially reduce our revenue in a given quarter and have a material adverse effect on our operating results.
DevCo Joint Ventures
The Company, through an indirect wholly-owned development subsidiary, has entered into strategic joint ventures with qualified third parties to develop select energy storage generation projects (“DevCo Projects”), as more fully described above under Note 1 — Business, of the Notes to the unaudited condensed consolidated financial statements in this report. These projects require significant upfront investment by us and involve a high degree of risk. These projects require significant upfront investment by us and involve a high degree of risk. If a DevCo Project fails to reach completion or is significantly delayed, we could lose all or a portion of our development capital investment. See “We Face Risks Related to our DevCo Business Model” in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 for additional information about certain risks related to these DevCo Projects.
Non-GAAP Financial Measures
In addition to financial results determined in accordance with U.S. generally accepted accounting principles (“GAAP”), we use Adjusted EBITDA and non-GAAP gross margin, which are non-GAAP financial measures, for financial and operational decision making and as a means to evaluate our operating performance and prospects, develop internal budgets and financial goals, and to facilitate period-to-period comparisons. Our management believes that these non-GAAP financial measures provide meaningful supplemental information regarding our performance and liquidity by excluding certain expenses and expenditures that may not be indicative of our operating performance, such as stock-based compensation and other non-cash charges, as well as discrete cash charges that are infrequent in nature. We believe that both management and investors benefit from referring to these non-GAAP financial measures in assessing our performance and when planning, forecasting, and analyzing future periods. These non-GAAP financial measures also facilitate management’s internal comparisons to our historical performance and liquidity as well as comparisons to our competitors’ operating results. We believe these non-GAAP financial measures are useful to investors because they both (1) allow for greater transparency with respect to key metrics used by management in their financial and operational decision making and (2) are used by our institutional investors and the analyst community to help them analyze the health of our business. Adjusted EBITDA and non-GAAP gross margin should be considered in addition to, not as a substitute for, or superior to, other measures of financial performance prepared in accordance with GAAP.
Non-GAAP Gross Margin
We define non-GAAP gross margin as gross margin excluding amortization of capitalized software, impairments related to decommissioning of end-of-life systems, and including revenue constraint.
The Company generally records the full purchase order value as revenue at the time of hardware delivery; however, for certain non-cancelable purchase orders entered into during the first quarter of 2023, the final settlement amount payable to the Company is variable and indexed to the price per ton of lithium carbonate in the first quarter of 2024 such that the Company may increase or decrease the final prices in such purchase orders based on the price per ton of lithium carbonate at final settlement. Lithium carbonate is a key raw material used in the production of hardware systems that the Company ultimately sells to customers. The total dollar amount of such purchase orders for the indexed contracts is approximately $52 million. However, as a result of the pricing structure in such purchase orders, the Company recorded revenue in the quarter of approximately $42 million in accordance with GAAP, net of a $10 million revenue constraint, using a third party forecast of the lithium carbonate trading value in the first quarter of 2024. Because the Company has not before used indexed pricing in its customer contracts or purchase orders and has not previously constrained revenue related to forecasted inputs of its hardware systems, the Company believes that including the $10 million revenue constraint from the first quarter of 2023 into non-GAAP margin enhances the comparability to the Company’s non-GAAP margin in prior periods. Because the purchase orders are variable and depend on the specified price per ton of lithium carbonate at the time of final measurement in the first quarter of 2024, the Company may, pursuant to such purchase orders, ultimately adjust final revenue downward to $34 million, subject to market conditions upon settlement. The Company has recorded the full cost of hardware revenue for these indexed contracts in the first quarter of 2023.
The following table provides a reconciliation of gross margin (GAAP) to non-GAAP gross margin ($ in millions, except for percentages):

	Three Months Ended March 31,
	2023	2022
Revenue	$67.4	$41.1
Cost of revenue	(66.4)	(37.4)
GAAP gross margin	1.0	3.7
GAAP gross margin (%)	1%	9%

Non-GAAP Gross Margin
GAAP Revenue	$67.4	$41.1
Add: Revenue constraint (1)	10.2	—
Subtotal	77.6	41.1
Less: Cost of revenue	(66.4)	(37.4)
Add: Amortization of capitalized software & developed technology	3.0	2.0
Add: Impairments	0.9	0.8
Non-GAAP gross margin	$15.1	$6.5
Non-GAAP gross margin (%)	19%	16%
(1) Refer to the discussion of revenue constraint in the definition of non-GAAP margin definition provided above.
Adjusted EBITDA
We calculate Adjusted EBITDA as net loss attributable to Stem before depreciation and amortization, including amortization of internally developed software, net interest expense, further adjusted to exclude stock-based compensation and other income and expense items, including the revenue constraint, transaction and acquisition related charges, litigation settlement and income tax provision or benefit. The expenses and other items that we exclude in our calculation of Adjusted EBITDA may differ from the expenses and other items, if any, that other companies may exclude when calculating Adjusted EBITDA.
The following table provides a reconciliation of Adjusted EBITDA to net loss:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net loss	$(44,778)	$(22,483)
Adjusted to exclude the following:
Depreciation and amortization	11,958	8,896
Interest expense, net	1,777	3,218
Stock-based compensation	7,202	6,265
Revenue constraint (1)	10,200	—
Transaction costs in connection with business combination	—	6,068
Litigation settlement	—	400
Benefit from income taxes	(91)	(15,213)
Adjusted EBITDA	$(13,732)	$(12,849)
(1) Refer to the discussion of revenue constraint in the definition of non-GAAP margin definition provided above.

Financial Results and Key Metrics
The following table presents our financial results and our key metrics (in millions unless otherwise noted):

	Three Months Ended March 31,
	2023	2022
Key Financial Metrics
Revenue	$67.4	$41.1
GAAP gross margin	$1.0	$3.7
GAAP gross margin (%)	1%	9%
Non-GAAP gross margin	$15.1	$6.5
Non-GAAP gross margin (%)	19%	16%
Net loss attributable to Stem	$(44.8)	$(22.5)
Adjusted EBITDA	$(13.7)	$(12.8)

Key Operating Metrics
Bookings (1)	$363.5	$150.8
Contracted backlog* (2)	$1,242.6	$565.1
Contracted storage AUM (in GWh)* (3)	3.5	2.1
Solar monitoring AUM (in GW)* (4)	25.6	32.4
CARR* (5)	$71.5	51.5
* at period end
(1) As described below.
(2) Total value of bookings in dollars, as reflected on a specific date. Backlog increases as new contracts are executed (bookings) and decreases as integrated storage systems are delivered and recognized as revenue.

(3) Total GWh of systems in operation or under contract. Contracted storage AUM as of March 31, 2022 has been adjusted from 1.8 GWh, as previously disclosed, to 2.1 GWh. Revised AUM reflects adjustments to total GWh of energy storage systems to previously executed customer contracts as a result of revisions to the system configuration or changes in hardware specifications due to updates from the original equipment manufacturer.

(4) Total GW of systems in operation or under contract.
(5) Contracted Annual Recurring Revenue (CARR): Annual run rate for all executed software services contracts including contracts signed in the period for systems that are not yet commissioned or operating.

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
The accounting policy and timing of revenue recognition for host customer contracts and partnership arrangements that qualify as contracts with customers under ASC 606, are described within Note 2 — Summary of Significant Accounting Policies, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
The following discussion and analysis of our results of operations and our liquidity and capital resources includes the results of operations for AlsoEnergy for the period from February 1, 2022. For additional information, including pro forma results of operations for the three months ended March 31, 2022 calculated as if AlsoEnergy had been acquired as of January 1, 2022, see Note 6 — Business Combinations, of the Notes to the unaudited condensed consolidated financial statements in this report.
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
Cost of Revenue
Cost of services and other revenue includes depreciation of the cost of energy storage systems we own under long-term customer contracts, which includes capitalized fulfillment costs, such as installation services, permitting and other related costs. Cost of services and other revenue also includes the costs for the development and constructions of project assets. Cost of revenue may also include any impairment of inventory and energy storage systems, along with system maintenance costs associated with the ongoing services provided to customers. Costs of revenue are recognized as energy optimization and other supporting services are provided to our customers throughout the term of the contract.
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
Other (Expenses) Income, Net
Other (expenses) income, net consists primarily of income from equity investments and foreign exchange gains or losses.

Results of Operations for the Three Months Ended March 31, 2023 and 2022

	Three Months Ended March 31,		$ Change	% Change
	2023	2022
	(In thousands, except percentages)
Revenue
Services and other revenue	$14,673	$9,965	$4,708	47%
Hardware revenue	52,732	31,123	21,609	69%
Total revenue	67,405	41,088	26,317	64%
Cost of revenue
Cost of services and other revenue	11,504	8,633	2,871	33%
Cost of hardware revenue	54,907	28,811	26,096	91%
Total cost of revenue	66,411	37,444	28,967	77%
Gross margin	994	3,644	(2,650)	(73)%
Operating expenses:
Sales and marketing	12,406	9,142	3,264	36%
Research and development	13,444	8,943	4,501	50%
General and administrative	17,797	20,512	(2,715)	(13)%
Total operating expenses	43,647	38,597	5,050	13%
Loss from operations	(42,653)	(34,953)	(7,700)	22%
Other expense, net:
Interest expense, net	(1,777)	(3,218)	1,441	(45)%
Other (expense) income, net	(439)	475	(914)	(192)%
Total other expense, net	(2,216)	(2,743)	527	(19)%
Loss before benefit from income taxes	(44,869)	(37,696)	(7,173)	19%
Benefit from income taxes	91	15,213	(15,122)	(99)%
Net loss	$(44,778)	$(22,483)	$(22,295)	99%
Revenue
Revenue increased by $26.3 million, or 64%, for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. The increase was primarily driven by a $21.6 million increase in hardware revenue primarily due to increase in demand for systems related to both FTM and BTM partnership agreements. Services and other revenue increased by $4.7 million primarily due to higher solar services revenue.
Cost of Revenue
Cost of revenue increased by $29.0 million, or 77%, for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. The increase was primarily driven by an increase in cost of hardware revenue of $26.1 million due to the increase in demand for systems. Cost of services and other revenue also increased by $2.9 million primarily due to solar service costs.
Operating Expenses
Sales and Marketing
Sales and marketing expense increased by $3.3 million, or 36%, for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. The increase was primarily due to an increase of $1.6 million in personnel related expenses as a result of higher headcount, an increase of $1.2 million in amortization expense related to intangible assets from the acquisition of AlsoEnergy, an increase of $0.5 million of additional office-related expenses.

Research and Development
Research and development expense increased by $4.5 million, or 50%, for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. The increase was primarily due to an increase of $3.3 million in personnel related expenses as a result of higher headcount and an increase of $1.2 million in professional services and other expenses.
General and Administrative
General and administrative expense decreased by $2.7 million, or 13%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease was primarily driven by a decrease of $6.1 million in transaction costs for the AlsoEnergy acquisition incurred in 2022, partially offset by an increase of $2.2 million in personnel related expenses as a result of higher headcount, and an increase of $1.2 million of additional office-related expenses.
Other Expense, Net
Interest Expense
Interest expense decreased by $1.4 million, or 45%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease was primarily driven by the accretion of discount on short-term investments of $1.0 million and a decrease of $0.4 million in interest on financing obligations.
Other (Expenses) Income, Net
Other (expenses) income, net decreased by $0.9 million, or 192%, for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022 primarily as a result of a $1.6 million realized loss on short-term investments, partially offset by a $0.6 million increase in interest income from short-term investments and $0.1 million in income from equity investments.
Benefit from Income Taxes
During the three months ended March 31, 2023, we recorded a benefit for income taxes $0.1 million as a result of the partial release of our deferred tax asset valuation due to the acquisition of InBalance. During the three months ended March 31, 2022, the Company recorded a $15.2 million benefit for income taxes as a result of the partial release of our deferred tax asset valuation due to the acquisition of AlsoEnergy.
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
As of March 31, 2023, our principal source of liquidity were cash, cash equivalents, and short-term investments of $205.6 million, which were held for working capital purposes and for investment growth opportunities. Our marketable securities generally consist of high-grade commercial paper, agency bonds, corporate debt securities, U.S. government agency securities, and treasury bills. We believe that our cash position is sufficient to meet our capital and liquidity requirements for at least the next 12 months.
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
Financing Obligations
We have entered into arrangements wherein we finance the cost of energy storage systems via special purpose entities (“SPE”) we establish with outside investors. These SPEs are not consolidated into our financial statements, but are accounted for as equity method investments. Through the SPEs, the investors provide us upfront payments. Under these arrangements, the payment by the SPE to us is accounted for as a borrowing by recording the proceeds received as a financing obligation. The financing obligation is repaid with the future customer payments and incentives received. A portion of the amounts paid to the SPE is allocated to interest expense using the effective interest rate method. Furthermore, we continue to account for the revenues from customer arrangements and incentives and all associated costs despite such systems being legally sold to the SPEs due to our significant continuing involvement in the operations of the energy storage systems. The total financing obligation as of March 31, 2023 was $77.3 million, of which $16.3 million was classified as a current liability.
Notes Payable
2021 Credit Agreement
In January 2021, we entered into a non-recourse credit agreement to provide a total of $2.7 million towards the financing of certain energy storage systems that we own and operate. The credit agreement has a stated interest of 5.45% and a maturity date of June 2031. We received an advance under the credit agreement of $1.8 million in January 2021. The repayment of advances received under this credit agreement is determined by the lender based on the proceeds generated by us through the operation of the underlying energy storage systems. As of March 31, 2023, there were $1.9 million of outstanding borrowings under this credit facility.
On April 6, 2023, we repaid the remaining outstanding balance of the 2021 Credit Agreement with a portion of the proceeds received from the issuance of the 2030 Convertible Notes. See Note 16 — Subsequent Events for additional details.
2028 Green Convertible Senior Notes
On November 22, 2021, we sold to Morgan Stanley & Co. LLC, Goldman Sachs & Co. LLC and Barclays Capital Inc, as initial purchasers (the “2021 Initial Purchasers”), and the 2021 Initial Purchasers purchased from us, $460.0 million aggregate principal amount of our 2028 Convertible Notes, pursuant to a purchase agreement dated as of November 17, 2021, by and between us and the 2021 Initial Purchasers. The 2028 Convertible Notes will accrue interest payable semi-annually in arrears and will mature on December 1, 2028, unless earlier repurchased, redeemed or converted in accordance with their terms prior to such date. Upon conversion, we may choose to pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock. The 2028 Convertible Notes are redeemable for cash at our option at any time given certain conditions. Refer to Note 10 — Convertible Notes, of the Notes to the unaudited condensed consolidated financial statements in this report, for additional details regarding this transaction.
On November 17, 2021, in connection with the pricing of the 2028 Convertible Notes, and on November 19, 2021, in connection with the exercise in full by the 2021 Initial Purchasers of their option to purchase additional Notes, we entered into capped call transactions with certain of the 2021 Initial Purchasers to minimize the potential dilution to our common stockholders upon conversion of the 2028 Convertible Notes. Our net proceeds from this offering were approximately $445.7 million, after deducting the 2021 Initial Purchasers’ discounts and commissions and the offering expenses paid by the Company. We used approximately $66.7 million of the net proceeds to pay the cost of the capped call transactions described above. We allocated an amount equivalent to the net proceeds from this offering (less the $66.7 million for the cost of the capped call transactions) to finance or refinance, in whole or in part, eligible green expenditures of Stem, including investments related to creating a more resilient clean energy system, optimized software capabilities for energy systems, and reducing waste through operations.

On April 3, 2023, the Company used approximately $99.8 million of the net proceeds from the issuance of the 4.25% Green Convertible Senior Notes due 2030 (“2030 Convertible Notes”) to purchase and surrender for cancellation approximately $163.0 million aggregate principal amount of the Company’s 2028 Convertible Notes. See Note 16 — Subsequent Events for additional details.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(35,821)	$(26,005)
Net cash provided by (used in) investing activities	67,831	(542,928)
Net cash used in financing activities	(2,156)	(4,287)
Effect of exchange rate changes on cash and cash equivalents	126	(23)
Net increase (decrease) in cash and cash equivalents	$29,980	$(573,243)
Operating Activities
During the three months ended March 31, 2023, net cash used in operating activities was $35.8 million, primarily resulting from our net loss of $44.8 million, adjusted for non-cash charges of $21.2 million and net cash outflow of $12.3 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization of $11.1 million, non-cash interest expense of $0.4 million related to debt issuance costs, stock-based compensation expense of $7.2 million, noncash lease expense of $0.7 million, impairment of energy storage systems of $0.9 million, provision for accounts receivable allowance of $0.5 million and net recognized loss on investments of $1.6 million, partially offset by net accretion of discount on investments of $0.7 million and an income tax benefit of $0.3 million. The net cash outflow from changes in operating assets and liabilities was primarily driven by an increase in accounts receivable of $10.1 million, an increase in inventory of $34.9 million, an increase in contract origination costs of $0.8 million, an increase in project assets of $1.4 million, a decrease in accrued expenses and other liabilities of $31.7 million, and a decrease in lease liabilities of $0.6 million, offset by a decrease in deferred costs with suppliers of $28.2 million, a decrease in other assets of $0.3 million, an increase in accounts payable of $28.8 million, and an increase in deferred revenue of $9.9 million.
During the three months ended March 31, 2022, net cash used in operating activities was $26.0 million, primarily resulting from our net loss of $22.5 million, adjusted by non-cash charges of $1.6 million and net cash outflow of $5.1 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of income tax benefit of $15.1 million depreciation and amortization of $8.7 million, non-cash interest expense of $0.5 million, related to debt issuance costs, stock-based compensation expense of $6.3 million, impairment of energy storage systems of $0.2 million, noncash lease expense of $0.5 million, provision for accounts receivable allowance of $0.2 million, and net amortization of premium on investments of $0.3 million. The net cash outflow from changes in operating assets and liabilities was primarily driven by an increase in accounts receivable of $3.5 million, an increase in other assets of $23.1 million, an increase in deferred costs with suppliers of $9.2 million, an increase in inventory of $46.6 million, an increase in contract origination costs of $1.7 million, and a decrease in lease liabilities of $0.1 million, partially offset by an increase in accounts payable of $68.0 million and an increase in deferred revenue of $17.7 million.
Investing Activities
During the three months ended March 31, 2023, net cash provided by investing activities was $67.8 million, primarily consisting of $1.8 million used for our acquisition of InBalance, net of cash acquired, $75.0 million in net sales of available-for-sale investments, $1.6 million in purchases of energy storage systems, and $3.6 million in capital expenditures on internally-developed software.
During the three months ended March 31, 2022, net cash used in investing activities was $542.9 million, primarily consisting of $532.8 million used for our acquisition of AlsoEnergy, net of cash acquired, $5.2 million in net purchases of available-for-sale investments, $0.1 million in purchases of energy systems, $3.5 million in capital expenditures on internally-developed software, and $1.3 million in purchases of property and equipment.
Financing Activities
During the three months ended March 31, 2023, net cash used in financing activities was $2.2 million, primarily consisting of the repayment of financing obligations of $2.1 million and a redemption of non-controlling interests of $0.1 million, and a repayment of notes payable of $0.1 million, partially offset by proceeds from exercise of stock options of $0.1 million.

During the three months ended March 31, 2022, net cash used in financing activities was $4.3 million, primarily consisting of repayment of financing obligations of $4.2 million, and payments for taxes related to net share settlement of stock options of $0.8 million, partially offset by proceeds from the exercise of stock options of $0.3 million, and proceeds from financing obligations of $0.3 million.
Contractual Obligations and Commitments
As of March 31, 2023, there have been no material changes to our contractual obligations described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
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
Critical Accounting Policies and Estimates
A summary of our critical accounting policies and estimates is presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Recent Accounting Pronouncements
As of March 31, 2023, there have been no material changes to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For quantitative and qualitative disclosures about market risk affecting Stem, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Our exposure to market risk has not changed materially since December 31, 2022.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (“Disclosure Controls”) within the meaning of Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our Disclosure Controls are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our Disclosure Controls are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.
Based on management’s evaluation (under the supervision and with the participation of our CEO and our CFO) as of March 31, 2023, of the effectiveness of the design and operation of our Disclosure Controls, our CEO and CFO have concluded that our Disclosure Controls were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the first quarter of 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, except that the risk factor entitled “Our ability to issue shares of common stock beyond 400 million may be affected by a recent Delaware Court of Chancery decision” is hereby removed as it is no longer relevant.

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
4.1
Indenture dated as of April 3, 2023, between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on April 3, 2023).

4.2	Form of 4.25% Convertible Senior Note due 2030 (included in Exhibit 4.1).
10.1*	Form of Global Restricted Stock Unit Award Agreement under the Stem, Inc. 2021 Equity Incentive Plan.
10.2*	Form of Global Option Award Agreement under the Stem, Inc. 2021 Equity Incentive Plan.
10.3	Form of Confirmation for Capped Call Transactions (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K filed on April 3, 2023).
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*Filed herewith
**Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 4, 2023.

STEM, INC.

By:	/s/ William Bush
William Bush
Chief Financial Officer
(Principal Financial Officer)