Form 10-Q
period 2023-06-30
STEM, INC.
filed 2023-08-04
CIK 1758766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————————————
FORM 10-Q
—————————————————

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Outstanding as of July 25, 2023
Common Stock, $0.0001 par value per share	155,802,411

STEM, INC.
Quarterly Report on Form 10-Q
For the Period Ended June 30, 2023

Part I - Financial Information
Item 1. Financial Statements (Unaudited)
STEM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share amounts)

	June 30, 2023	December 31, 2022

ASSETS
Current assets:
Cash and cash equivalents	$75,405	$87,903
Short-term investments	62,769	162,074
Accounts receivable, net of allowances of $5,349 and $3,879 as of June 30, 2023 and December 31, 2022, respectively	293,853	223,219
Inventory, net	145,523	8,374
Deferred costs with suppliers	22,119	43,159
Other current assets (includes $58 and $74 due from related parties as of June 30, 2023 and December 31, 2022, respectively)	13,139	8,026
Total current assets	612,808	532,755
Energy storage systems, net	84,627	90,757
Contract origination costs, net	12,412	11,697
Goodwill	547,204	546,649
Intangible assets, net	159,472	162,265
Operating lease right-of-use assets	13,810	12,431
Other noncurrent assets	73,157	65,339
Total assets	$1,503,490	$1,421,893
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$102,980	$83,831
Accrued liabilities	55,530	85,258
Accrued payroll	7,965	12,466
Financing obligation, current portion	18,158	15,720
Deferred revenue, current portion	115,381	64,311
Other current liabilities (includes $34 and $687 due to related parties as of June 30, 2023 and December 31, 2022, respectively)	7,479	5,412
Total current liabilities	307,493	266,998
Deferred revenue, noncurrent	78,736	73,763
Asset retirement obligation	4,079	4,262
Notes payable, noncurrent	—	1,603
Convertible notes, noncurrent	522,506	447,909
Financing obligation, noncurrent	58,895	63,867
Lease liabilities, noncurrent	11,874	10,962
Other liabilities	563	362
Total liabilities	984,146	869,726
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized as of June 30, 2023 and December 31, 2022; zero shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 155,796,411 and 154,540,197 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	16	15
Additional paid-in capital	1,176,678	1,185,364
Accumulated other comprehensive loss	(88)	(1,672)
Accumulated deficit	(657,737)	(632,081)
Total Stem’s stockholders’ equity	518,869	551,626
Non-controlling interests	475	541
Total stockholders’ equity	519,344	552,167
Total liabilities and stockholders’ equity	$1,503,490	$1,421,893
The accompanying notes are an integral part of these condensed consolidated financial statements.

STEM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
Services and other revenue	$16,360	$12,521	$31,033	$22,486
Hardware revenue	76,586	54,426	129,318	85,549
Total revenue	92,946	66,947	160,351	108,035
Cost of Revenue
Cost of services and other revenue	11,756	10,141	23,260	18,774
Cost of hardware revenue	69,319	49,018	124,226	77,829
Total cost of revenue	81,075	59,159	147,486	96,603
Gross profit	11,871	7,788	12,865	11,432
Operating expenses:
Sales and marketing	13,680	12,955	26,086	22,097
Research and development	14,156	8,963	27,600	17,906
General and administrative	18,904	15,693	36,701	36,205
Total operating expenses	46,740	37,611	90,387	76,208
Loss from operations	(34,869)	(29,823)	(77,522)	(64,776)
Other income (expense), net:
Interest expense, net	(3,903)	(2,691)	(5,680)	(5,909)
Gain on extinguishment of debt, net	59,121	—	59,121	—
Other (expense) income, net	(736)	484	(1,175)	959
Total other income (expense), net	54,482	(2,207)	52,266	(4,950)
Income (loss) before (provision for) benefit from income taxes	19,613	(32,030)	(25,256)	(69,726)
(Provision for) benefit from income taxes	(491)	7	(400)	15,220
Net income (loss)	19,122	(32,023)	(25,656)	(54,506)
Net loss attributed to non-controlling interests	—	(4)	—	(4)
Net income (loss) attributable to Stem	$19,122	$(32,019)	$(25,656)	$(54,502)

Net income (loss) per share attributable to common stockholders, basic	$0.12	$(0.21)	$(0.17)	$(0.36)
Net loss per share attributable to common stockholders, diluted	$(0.26)	$(0.21)	$(0.17)	$(0.36)

Numerator used to compute net income (loss) per share:
Net income (loss) attributable to Stem common stockholders, basic	$19,122	$(32,019)	$(25,656)	$(54,502)
Net loss attributable to Stem common stockholders, diluted (Note 13)	$(40,011)	$(32,019)	$(25,656)	$(54,502)

Weighted-average shares used in computing net income (loss) per share to common stockholders, basic	155,619,179	154,125,061	155,294,475	152,318,090
Weighted-average shares used in computing net loss per share to common stockholders, diluted	155,804,953	154,125,061	155,294,475	152,318,090

The accompanying notes are an integral part of these condensed consolidated financial statements.

STEM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$19,122	$(32,023)	$(25,656)	$(54,506)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	47	(399)	1,590	(1,010)
Foreign currency translation adjustment	(133)	(118)	(6)	(146)
Total other comprehensive income (loss)	19,036	(32,540)	(24,072)	(55,662)
Less: Comprehensive loss attributable to non-controlling interests	—	(4)	—	(4)
Total comprehensive income (loss) attributable to Stem	$19,036	$(32,536)	$(24,072)	$(55,658)
The accompanying notes are an integral part of these condensed consolidated financial statements.

STEM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 1, 2023	154,540,197	$15	$1,185,364	$(1,672)	$(632,081)	$541	$552,167
Stock option exercises, net of statutory tax withholdings	65,045	—	149	—	—	—	149
Issuance of common stock upon release of restricted stock units	903,061	1	—	—	—	—	1
Stock-based compensation	—	—	8,108	—	—	—	8,108
Unrealized gain on available-for-sale securities	—	—	—	1,543	—	—	1,543
Foreign currency translation adjustments	—	—	—	127	—	—	127
Redemption of non-controlling interests, net	—	—	—	—	—	(72)	(72)
Net loss	—	—	—	—	(44,778)	—	(44,778)
Balance as of March 31, 2023	155,508,303	16	1,193,621	(2)	(676,859)	469	517,245
Stock option exercises, net of statutory tax withholdings	39,528	—	80	—	—	—	80
Issuance of common stock upon release of restricted stock units	248,580	—	—	—	—	—	—
Stock-based compensation	—	—	10,817	—	—	—	10,817
Purchase of capped call options (Note 10)	—	—	(27,840)	—	—	—	(27,840)
Unrealized loss on available-for-sale securities	—	—	—	47	—	—	47
Foreign currency translation adjustments	—	—	—	(133)	—	—	(133)
Contributions from non-controlling interests	—	—	—	—	—	6	6
Net income	—	—	—	—	19,122	—	19,122
Balance as of June 30, 2023	155,796,411	$16	$1,176,678	$(88)	$(657,737)	$475	$519,344

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 1, 2022	144,671,624	$14	$1,176,845	$20	$(509,052)	$—	$667,827
Cumulative-effect adjustment upon adoption of ASU 2020-06 (Note 10)	—	—	(130,979)	—	1,598	—	(129,381)
Cumulative-effect adjustment upon adoption of ASU 2016-13	—	—	—	—	(573)	—	(573)
Common stock issued upon business combination (Note 6)	8,621,006	1	108,882	—	—	—	108,883
Stock option exercises, net of statutory tax withholdings	425,167	—	(426)	—	—	—	(426)
Stock-based compensation	—	—	6,787	—	—	—	6,787
Unrealized loss on available-for-sale securities	—	—	—	(611)	—	—	(611)
Foreign currency translation adjustments	—	—	—	(28)	—	—	(28)
Contributions from non-controlling interests	—	—	—	—	—	141	141
Net loss	—	—	—	—	(22,483)	—	(22,483)
Balance as of March 31, 2022	153,717,797	15	1,161,109	(619)	(530,510)	141	630,136
Stock option exercises, net of statutory tax withholdings	355,712	—	(1,415)	—	—	—	(1,415)
Issuance of common stock upon release of restricted stock units	131,665	—	—	—	—	—	—
Shares issued for exercise of warrants	21,101	—	150	—	—	—	150
Stock-based compensation	—	—	7,021	—	—	—	7,021
Unrealized loss on available-for-sale securities	—	—	—	(399)	—	—	(399)
Foreign currency translation adjustments	—	—	—	(118)	—	—	(118)
Contributions from non-controlling interests	—	—	—	—	—	75	75
Net loss	—	—	—	—	(32,019)	(4)	(32,023)
Balance as of June 30, 2022	154,226,275	$15	$1,166,865	$(1,136)	$(562,529)	$212	$603,427

The accompanying notes are an integral part of these condensed consolidated financial statements.

STEM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2023	2022
OPERATING ACTIVITIES
Net loss	$(25,656)	$(54,506)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	22,376	20,887
Non-cash interest expense, including interest expenses associated with debt issuance costs	1,586	902
Stock-based compensation	17,122	12,732
Change in fair value of derivative liability	2,576	—
Non-cash lease expense	1,406	1,131
Accretion of asset retirement obligations	120	122
Impairment loss of energy storage systems	2,069	919
Impairment loss of project assets	122	—
Net (accretion of discount) amortization of premium on investments	(1,300)	410
Income tax benefit from release of valuation allowance	(335)	(15,100)
Provision for accounts receivable allowance	1,734	1,010
Net loss on investments	1,561	—
Gain on extinguishment of debt, net	(59,121)	—
Other	(680)	(34)
Changes in operating assets and liabilities:
Accounts receivable	(72,187)	(26,123)
Inventory	(137,149)	(36,634)
Deferred costs with suppliers	28,759	(23,430)
Other assets	(17,816)	(28,704)
Contract origination costs, net	(2,256)	(3,625)
Project assets	(2,834)	—
Accounts payable	19,049	82,405
Accrued expenses and other liabilities	(35,087)	7,006
Deferred revenue	56,043	28,471
Lease liabilities	(1,341)	(469)
Net cash used in operating activities	(201,239)	(32,630)
INVESTING ACTIVITIES
Acquisitions, net of cash acquired	(1,847)	(533,009)
Purchase of available-for-sale investments	(58,034)	(98,922)
Proceeds from maturities of available-for-sale investments	84,750	86,623
Proceeds from sales of available-for-sale investments	73,917	—
Purchase of energy storage systems	(2,640)	(232)
Capital expenditures on internally-developed software	(7,388)	(8,085)
Purchase of property and equipment	(289)	(2,405)
Net cash provided by (used in) investing activities	88,469	(556,030)
FINANCING ACTIVITIES
Proceeds from exercise of stock options and warrants	229	611
Payments for taxes related to net share settlement of stock options	—	(2,302)
Proceeds from financing obligations	—	311
Repayment of financing obligations	(2,587)	(6,817)
Proceeds from issuance of convertible notes, net of issuance costs of $7,601 and $0 for the six months ended June 30, 2023 and 2022, respectively	232,399	—
Repayment of convertible notes	(99,754)	—
Purchase of capped call options	(27,840)	—
(Redemption of) investment from non-controlling interests, net	(67)	216
Repayment of notes payable	(2,101)	—
Net cash provided by (used in) financing activities	100,279	(7,981)
Effect of exchange rate changes on cash and cash equivalents	(7)	(136)
Net decrease in cash and cash equivalents	(12,498)	(596,777)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Cash and cash equivalents, beginning of year	87,903	747,780
Cash and cash equivalents, end of period	$75,405	$151,003

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$2,588	$3,407
NON-CASH INVESTING AND FINANCING ACTIVITIES
Change in asset retirement costs and asset retirement obligation	$302	$40
Purchases of energy storage systems in accounts payable	$388	$—
Right-of-use asset obtained in exchange for lease liability	$2,782	$—
Stock-based compensation capitalized to internal-use software	$1,803	$522
The accompanying notes are an integral part of these condensed consolidated financial statements.

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.BUSINESS
Description of the Business
Stem, Inc., together with its consolidated subsidiaries (“Stem,” the “Company,” “we,” “us,” or “our”), maintains one of the world’s largest digitally connected, intelligent renewable energy networks, providing customers (i) with an energy storage system, sourced from leading, global battery original equipment manufacturers (“OEMs”), that the Company delivers through its partners, including developers, distributors and engineering, procurement and construction (“EPC”) firms, (ii) edge hardware to aid in the collection of site data and the real-time operation and control of the site plus other optional equipment, (iii) ongoing software platform and professional services to operate standalone energy storage, and integrated solar plus storage systems, through its Athena® artificial intelligence (“AI”) platform (“Athena”), and (iv) solar asset performance monitoring and control, through Athena’s PowerTrack application. In addition, in all the markets where the Company helps manage its customers’ energy storage assets, the Company has agreements to use the Athena platform to participate in such markets and to share the revenue from such market participation.
The Company delivers its battery hardware and software-enabled services to its customers through its Athena platform. The Company’s hardware and recurring software-enabled services mitigate customer energy costs through services such as time-of-use and demand charge management optimization and by aggregating the dispatch of energy through a network of virtual power plants. The resulting network created by the Company’s growing customer base increases grid resilience and reliability through the real-time processing of market-based demand signals, energy prices and other factors in connection with the deployment of renewable energy resources to such customers. Additionally, the Company’s energy storage solutions support renewable energy generation by alleviating grid intermittency issues, thereby reducing customer dependence on traditional, fossil fuel resources.
The Company’s Athena PowerTrack application provides a vertically integrated solution that incorporates on-site power monitoring equipment that aggregates and communicates data to enable remote control of solar generation assets. PowerTrack provides direct access to individual site performance to measure and benchmark expected energy production, maximizing asset value for our customers.
From time to time, the Company, through an indirect wholly-owned development subsidiary (“DevCo”) will enter into strategic joint ventures (each a “DevCo JV”) with qualified third parties for the development of select renewable energy projects (“DevCo Projects”). In this structure, DevCo forms a new DevCo JV entity as the majority owner, with the developer as the minority owner. The purpose of the DevCo JV is to develop and sell DevCo Projects and secure Company hardware and software services for those projects. In DevCo Projects, the Company makes development capital contributions to fund project development, and recovers those capital contributions plus a fee when the developer takes ownership of the project. Given long times to secure hardware, the Company will in some cases elect to make cash advances to hardware suppliers to accelerate project construction timelines given long lead times to secure hardware. This business model is intended to allow the Company to advance development capital to key partners in strategic markets and secure hardware upfront, in order to generate higher-margin software and services and other revenue via exclusive long-term services contracts under the DevCo Projects.
On February 1, 2022, the Company acquired all of the issued and outstanding capital stock of Also Energy Holdings, Inc. (“AlsoEnergy”), which has been consolidated since the date of acquisition. Through AlsoEnergy, the Company provides end-to-end turnkey solutions that monitor and manage renewable energy systems through its PowerTrack software. PowerTrack includes data acquisitions and monitoring, performance modeling, agency reporting, internal reports, work order tickets, and supervisory control and data acquisition (“SCADA”) controls. AlsoEnergy has deployed systems at various international locations, but its largest concentration of customers is in the United States, Germany and Canada. See Note 6 — Business Combinations.
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

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Liquidity
As of June 30, 2023, the Company had cash and cash equivalents of $75.4 million, short-term investments of $62.8 million, an accumulated deficit of $657.7 million and net working capital of $305.3 million. During the six months ended June 30, 2023, the Company incurred a net loss of $25.7 million and had negative cash flows from operating activities of $201.2 million. Further, the Company received net proceeds of $232.4 million from the issuance of the Company’s 4.25% Green Convertible Senior Notes due 2030 (the “2030 Convertible Notes”) (as described in Note 10 — Convertible Notes) of which $99.8 million was paid to reduce the principal balance by $163.0 million of the 2028 Convertible Notes. The Company believes that its cash position is sufficient to meet capital and liquidity requirements for at least the next 12 months after the date that the financial statements are available to be issued.
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
Supply Chain Constraints and Risk
The Company’s industry continues to face shortages and shipping delays affecting the supply of inverters, enclosures, battery modules and associated component parts for inverters and battery energy storage systems available for purchase. These shortages and delays can be attributed in part to the evolving macroeconomic, geopolitical and business environment, including the effects of increased global inflationary pressures and interest rates, potential import tariffs, geopolitical pressures, including the Russia-Ukraine armed conflict, rising tensions between China and Taiwan and unknown effects of current and future trade regulations. If these shortages and delays persist through the second half of 2023, they could adversely affect the timing of when battery energy storage systems can be delivered and installed, and when (or if) the Company can begin to generate revenue from those systems. The Company cannot predict the full effects the macroeconomic, geopolitical and business environment will continue to have on our business, cash flows, liquidity, financial condition and results of operations. In addition, the COVID-19 pandemic caused, and any new outbreaks or resurgence of COVID-19 and its variants could again cause, a significant reduction in global economic activity, significantly weakening demand for our products and services.
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X, assuming the Company will continue as a going concern. Accordingly, the condensed consolidated balance sheet at December 31, 2022 has been derived from the audited financial statements at that date, but certain notes or other information that are normally required by GAAP have been omitted if they substantially duplicate the disclosures contained in the Company’s annual audited consolidated financial statements. In the opinion of Stem management, all normal and recurring adjustments considered necessary for a fair statement of the results for the interim period presented have been included in the accompanying unaudited condensed consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2022. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or for any other future interim period or year.
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
Beginning in January 2022, the Company formed DevCo JVs with the purpose of originating potential battery storage facility projects in specific locations and conducting early-stage planning and development activities. The Company determined that the DevCo JVs are VIEs, as they lack sufficient equity to finance their activities without additional financial support. The Company determined that it has both (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (2) the obligation to absorb losses or receive benefits from the VIE that could potentially be significant. Accordingly, the Company has determined that it is the primary beneficiary of the DevCo JVs, and as a result, the DevCo JVs’ operating results, assets and liabilities are consolidated by the Company, with third party minority owners’ share presented as noncontrolling interest. The Company applied the hypothetical liquidation at book value method in allocating recorded net income (loss) to each owner based on the change in the reporting period, of the amount of net assets of the entity to which each owner would be entitled to under the governing contracts in a liquidation scenario.
The following table summarizes the carrying values of the assets and liabilities of the DevCo JVs that are consolidated by the Company as of June 30, 2023 (in thousands):

	June 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$892	$6,686
Other current assets	7	38
Other noncurrent assets	5,920	3,208
Total assets	6,819	9,932
Liabilities
Accounts payable	530	356
Other current liabilities	163	97
Total liabilities	$693	$453
For the six months ended June 30, 2023 and 2022, the Company contributed approximately $0.1 million and $5.6 million in capital investments for hardware purchases, respectively. The net income from the DevCo JVs was immaterial during the three and six months ended June 30, 2023 and 2022.

Reclassifications
Certain prior year amounts have been reclassified for consistency with the current year presentation. Such reclassifications have no impact on previously reported net income (loss), stockholders’ equity, or cash flows. For the six months ended June 30, 2022, a $23.4 million net cash outflow was reclassified from changes in other assets to changes in deferred costs with suppliers, a $7.0 million net cash inflow was reclassified from change in accounts payable to accrued expenses and other liabilities, and a $0.2 million net cash outflow was reclassified from other liabilities to accrued expenses and other liabilities in the condensed consolidated statements of cash flows. This change had no impact to net cash used in operating activities.

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
Significant estimates and assumptions reflected in these unaudited condensed consolidated financial statements include, but are not limited to, depreciable life of energy storage systems; the amortization of acquired intangibles; the amortization of financing obligations; deferred commissions and contract fulfillment costs; the valuation of energy storage systems, internally developed software, and asset retirement obligations; and the fair value of equity instruments, equity-based instruments, derivative liability and net assets acquired in a business combination.
Segment Information
Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is the CODM. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, management has determined that the Company operates as one operating segment that is focused exclusively on innovative technology services that transform the way energy is distributed and consumed. The operations acquired as part of the acquisition of AlsoEnergy have been included in the Company’s operating segment. Net assets outside of the U.S. were less than 10% of total net assets as of June 30, 2023 and December 31, 2022.
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
At times, the Company may be subject to a concentration of credit risk in relation to certain customers due to the purchase of large energy storage systems made by such customers. The Company routinely assesses the creditworthiness of its customers. The Company has not experienced material losses related to receivables from individual customers, or groups of customers during the six months ended June 30, 2023 and 2022. The Company does not require collateral. Due to these factors, no additional credit risk beyond amounts provided for credit losses is believed by management to be probable in the Company’s accounts receivable.
Significant Customers
A significant customer represents 10% or more of the Company’s total revenue or accounts receivable, net balance at each reporting date. For each significant customer, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable are as follows:

	Accounts Receivable		Revenue		Revenue
	June 30,	December 31,	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022	2023	2022
Customers:
Customer A	58%	54%	61%	50%	35%	46%
Customer B	12%	16%	*	*	*	*
Customer C	13%	11%	*	*	26%	*
Customer D	*	*	*	15%	*	*
*Total less than 10% for the period.

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

There are inherent risks whenever a large percentage of total revenue is concentrated in a limited number of customers. Should a significant customer terminate or fail to renew its contracts with us, in whole or in part, for any reason, or experience significant financial or operating difficulties, it could have a material adverse effect on our financial condition and results of operations. In general, a customer that makes up a significant portion of revenues in one period, may not make up a significant portion in subsequent periods.

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
Financial assets and liabilities held by the Company measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 include cash and cash equivalents, short-term investments, derivative liability, and convertible notes.
3.REVENUE
Disaggregation of Revenue
The following table provides information on the disaggregation of revenue as recorded in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Hardware revenue	$76,586	$54,426	$129,318	$85,549
Services and other revenue	16,360	12,521	31,033	22,486
Total revenue	$92,946	$66,947	$160,351	$108,035

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table summarizes reportable revenue by geographic regions determined based on the location of the customers (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
United States	$89,636	$64,202	$150,208	$103,660
Rest of the world	3,310	2,745	10,143	4,375
Total revenue	$92,946	$66,947	$160,351	$108,035
Remaining Performance Obligations
Remaining performance obligations represent contracted revenue that has not been recognized, which include contract liabilities (deferred revenue) and amounts that will be billed and recognized as revenue in future periods. As of June 30, 2023 and June 30, 2022, the Company had $767.0 million and $363.8 million of remaining performance obligations, respectively, and the approximate percentages expected to be recognized as revenue in the future are as follows (in thousands, except percentages):

	June 30, 2023
	Total Remaining Performance Obligations	Percent Expected to be Recognized as Revenue
		Less Than One Year	Two to Five Years	Greater Than Five Years
Services and other revenue	$407,026	12%	44%	44%
Hardware revenue	360,003	100%	—%	—%
Total revenue	$767,029

	June 30, 2022
	Total Remaining Performance Obligations	Percent Expected to be Recognized as Revenue
		Less Than One Year	Two to Five Years	Greater Than Five Years
Services and other revenue	$258,080	18%	51%	31%
Hardware revenue	105,680	100%	—%	—%
Total revenue	$363,760
Contract Balances
Deferred revenue primarily includes cash received in advance of revenue recognition related to energy optimization services and incentives. The following table presents the changes in the deferred revenue balance during the six months ended June 30, 2023 and June 30, 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022
Beginning balance	$138,074	$37,443
Deferred revenue acquired upon business combination	—	49,626
Upfront payments received from customers	117,356	85,598
Upfront or annual incentive payments received	1,614	3,868
Revenue recognized related to amounts that were included in beginning balance of deferred revenue	(18,820)	(4,488)
Revenue recognized related to amounts that were included in acquired balance of deferred revenue	—	(7,983)
Revenue recognized related to deferred revenue generated during the period	(44,107)	(48,523)
Ending balance	$194,117	$115,541

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
4.SHORT-TERM INVESTMENTS
The following tables summarize the estimated fair value of the Company’s short-term investments and the gross unrealized holding gains and losses as of June 30, 2023 and December 31, 2022 (in thousands):

	As of June 30, 2023
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Corporate debt securities	$5,036	$—	$(18)	$5,018
Commercial paper	8,945	—	—	8,945
U.S. government bonds	21,357	—	(47)	21,310
Certificate of deposits	4,697	—	—	4,697
Treasury bills	14,644	—	(19)	14,625
Agency bonds	8,182	1	(9)	8,174
Total short-term investments	$62,861	$1	$(93)	$62,769

	As of December 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Corporate debt securities	$17,056	$—	$(164)	$16,892
Commercial paper	18,922	—	—	18,922
U.S. government bonds	106,774	—	(1,515)	105,259
Certificate of deposits	9,986	—	—	9,986
Treasury bills	9,518	3	(5)	9,516
Agency bonds	1,500	—	(1)	1,499
Total short-term investments	$163,756	$3	$(1,685)	$162,074

The following table presents the contractual maturities of the Company’s short-term investments as of June 30, 2023 (in thousands):

	As of June 30, 2023
	Amortized cost	Estimated Fair Value
Due within one year	$62,861	$62,769
Total	$62,861	$62,769

The Company periodically reviews the individual securities that have unrealized losses on a regular basis to evaluate whether or not any security has experienced, or is expected to experience, credit losses resulting in the decline in fair value. The Company evaluates, among other factors, whether the Company intends to sell any of these marketable securities and whether it is more likely than not that the Company will be required to sell any of them before recovery of the amortized cost basis. During the six months ended June 30, 2023, the Company did not record an allowance for credit losses, as management believes any such losses would be immaterial based on the investment-grade credit rating for each of the short-term investments as of the end of each period.

5.FAIR VALUE MEASUREMENTS
Fair value accounting is applied for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. At June 30, 2023 and December 31, 2022, the carrying amount of accounts receivable, other current assets, accounts payable, and accrued and other current liabilities approximated their estimated fair value due to their relatively short maturities.

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table provides the financial instruments measured at fair value (in thousands):

	June 30, 2023
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market fund	$48,392	$—	$—	$48,392
Commercial paper	—	6,492	—	6,492
Debt securities:
Corporate debt securities	—	5,018	—	5,018
Commercial paper	—	8,945	—	8,945
U.S. government bonds	—	21,310	—	21,310
Certificate of deposits	—	4,697	—	4,697
Treasury bills	—	14,625	—	14,625
Agency bonds	—	8,174	—	8,174
Total financial assets	$48,392	$69,261	$—	$117,653

Liabilities:
Derivative liability	$—	$—	$2,576	$2,576

	December 31, 2022
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market fund	$10,618	$—	$—	$10,618
Commercial paper	—	2,988	—	2,988
Debt securities:
Corporate debt securities	—	16,892	—	16,892
Commercial paper	—	18,922	—	18,922
U.S. government bonds	—	105,259	—	105,259
Certificate of deposits	—	9,986	—	9,986
Treasury bills	—	9,516	—	9,516
Other	—	1,499	—	1,499
Total financial assets	$10,618	$165,062	$—	$175,680
The Company’s money market funds are classified as Level 1 because they are valued using quoted market prices. The Company’s short-term investments consist of available-for-sale securities and are classified as Level 2 because their value is based on valuations using significant inputs derived from or corroborated by observable market data. The Company’s other current liabilities includes a derivative liability that is attributable to a derivative feature within a revenue contract, whereby final settlement is indexed to the price per ton of lithium carbonate. The balance will be valued using a third party forecast for lithium carbonate. As the revenue contracts are not traded on an exchange they are classified within Level 3 of the fair value hierarchy.

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Fair Value of Convertible Promissory Notes
The convertible notes are recorded at face value less unamortized debt issuance costs (see Note 10 — Convertible Notes for additional details) on the condensed consolidated balance sheets as of June 30, 2023. As of June 30, 2023 and December 31, 2022, the estimated fair value of the convertible notes was $412.0 million and $293.1 million, respectively, based on Level 2 quoted bid prices of the convertible notes in an over-the-counter market on the last trading date of the reporting period.
6.BUSINESS COMBINATIONS
AlsoEnergy Acquisition
On February 1, 2022, Stem, Inc. acquired 100% of the outstanding shares of AlsoEnergy. AlsoEnergy provides end-to-end turnkey solutions that monitor and manage renewable energy systems. The total consideration to acquire AlsoEnergy was $652.0 million, comprised of $543.1 million in cash, net of a working capital adjustment for an escrow recovery, and $108.9 million in the form of 8,621,006 shares of the Company’s common stock. The Company incurred $6.1 million of transaction costs related to the acquisition of AlsoEnergy, which were recorded in general and administrative expense in the six months ended June 30, 2022.
Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information summarizes the combined results of operations for the Company and AlsoEnergy, as if the acquisition had occurred on January 1, 2022. The pro forma financial information is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total revenue	$92,946	$66,947	$160,351	$111,871
Net income (loss)	$19,122	$(32,023)	$(25,656)	$(62,411)
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
7.GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
Goodwill consists of the following (in thousands):

	June 30,	December 31,
	2023	2022
Goodwill	$547,158	$547,556
Recovery of escrow from AlsoEnergy acquisition	—	(915)
Effect of foreign currency translation	46	8
Total goodwill	$547,204	$546,649

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Intangible Assets, Net
Intangible assets, net, consists of the following (in thousands):

	June 30,	December 31,
	2023	2022
Developed technology	$32,000	$30,600
Trade name	11,300	11,300
Customer relationships	106,800	106,800
Backlog	3,900	3,900
Internally developed software	58,664	49,472
Intangible assets	212,664	202,072
Less: Accumulated amortization	(53,206)	(39,809)
Add: Currency translation adjustment	14	2
Total intangible assets, net	$159,472	$162,265
Amortization expense for intangible assets was $6.8 million and $6.2 million for the three months ended June 30, 2023 and 2022, respectively, and $13.3 million and $10.4 million for the six months ended June 30, 2023 and 2022, respectively.
8.ENERGY STORAGE SYSTEMS, NET
Energy Storage Systems, Net
Energy storage systems, net, consists of the following (in thousands):

	June 30,	December 31,
	2023	2022
Energy storage systems placed into service	$141,450	$143,154
Less: accumulated depreciation	(62,338)	(58,782)
Energy storage systems not yet placed into service	5,515	6,385
Total energy storage systems, net	$84,627	$90,757
Depreciation expense for energy storage systems was approximately $3.6 million and $3.7 million for the three months ended June 30, 2023 and 2022, respectively, and approximately $7.2 million and $7.4 million for the six months ended June 30, 2023 and 2022, respectively. Depreciation expense is recognized in cost of services and other revenue.
9.NOTES PAYABLE
2021 Credit Agreement
In January 2021, a wholly-owned Canadian subsidiary of the Company entered into a credit agreement to provide a total of $2.7 million towards the financing of certain energy storage systems. The credit agreement was structured on a non-recourse basis and the systems were operated by the Company. The credit agreement had a stated interest of 5.45% and a maturity date of June 2031. The Company received an advance under the credit agreement of $1.8 million in January 2021. The repayment of advances received under the credit agreement was determined by the lender based on the proceeds generated by the Company through the operation of the underlying energy storage systems.
On April 6, 2023, the Company repaid the remaining outstanding balance under the 2021 Credit Agreement with a portion of the net proceeds from the issuance of the 2030 Convertible Notes (as described in Note 10 — Convertible Notes). Upon prepayment of this facility, the Company incurred a $0.3 million loss on extinguishment of debt, which is recorded in the Company’s statement of operations. The facility was terminated after the repayment in April 2023.

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
10.CONVERTIBLE NOTES
2028 Convertible Notes and 2028 Capped Call Options
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
The Company’s net proceeds from this offering were approximately $445.7 million, after deducting the 2021 Initial Purchasers’ discounts and debt issuance costs. To minimize the impact of potential dilution to the Company’s common stockholders upon conversion of the 2028 Convertible Notes, the Company entered into separate capped call transactions (the “2028 Capped Calls”) as described below. In connection with the issuance of the 2030 Convertible Notes, during the three months ended June 30, 2023, the Company used approximately $99.8 million of the net proceeds to purchase and surrender for cancellation approximately $163.0 million aggregate principal amount of the Company’s 2028 Convertible Notes, which resulted in a $59.4 million gain on debt extinguishment. See 2030 Convertible Notes below for further details of the 2030 Convertible Notes.
Upon adoption of ASU 2020-06, the Company allocated all of the debt discount to long-term debt. The debt discount is amortized to interest expense using the effective interest method, computed to be 0.9%, over the life of the 2028 Convertible Notes or approximately its seven-year term. The outstanding 2028 Convertible Notes balances as of June 30, 2023 and December 31, 2022 are summarized in the following table (in thousands):

	June 30, 2023	December 31, 2022
Long Term Debt
Outstanding principal	$297,024	$460,000
Unamortized initial purchaser’s debt discount and debt issuance cost	(7,148)	(12,091)
Net carrying amount	$289,876	$447,909

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents total interest expense recognized related to the 2028 Convertible Notes during the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cash interest expense
Contractual interest expense	$376	$575	$951	$1,150
Non-cash interest expense
Amortization of debt discount and debt issuance cost	342	496	841	991
Total interest expense	$718	$1,071	$1,792	$2,141
2028 Capped Call Options
On November 17, 2021, in connection with the pricing of the 2028 Convertible Notes, and on November 19, 2021, in connection with the exercise in full by the 2021 Initial Purchasers of their option to purchase additional Notes, the Company entered into the 2028 Capped Calls with certain counterparties. The Company used $66.7 million of the net proceeds to pay the cost of the 2028 Capped Calls.
The 2028 Capped Calls have an initial strike price of $29.2428 per share, which corresponds to the initial conversion price of the 2028 Convertible Notes and is subject to anti-dilution adjustments. The 2028 Capped Calls have a cap price of $49.6575 per share, subject to certain adjustments.
The 2028 Capped Calls are considered separate transactions entered into by and between the Company and the 2028 Capped Calls counterparties, and are not part of the terms of the 2028 Convertible Notes. The Company recorded a reduction to additional paid-in capital of $66.7 million during the year ended December 31, 2021 related to the premium payments for the 2028 Capped Calls. These instruments meet the conditions outlined in FASB ASU 2022-01 Topic 815, Derivatives and Hedging (“ASC 815”) to be classified in stockholders’ equity and are not subsequently remeasured as long as the conditions for equity classification continue to be met.
2030 Convertible Notes and 2030 Capped Call Options
2030 Convertible Notes
On April 3, 2023, the Company issued $240.0 million aggregate principal amount of its 2030 Convertible Notes in a private placement offering to qualified institutional buyers (the “2023 Initial Purchasers”) pursuant to Rule 144A under the Securities Act of 1933, as amended.
The 2030 Convertible Notes are senior, unsecured obligations of the Company and bear interest at a rate of 4.25% per year, payable in cash semi-annually in arrears in April and October of each year, beginning on October 1, 2023. The notes will mature on April 1, 2030, unless earlier repurchased, redeemed or converted in accordance with their terms prior to such date. Upon conversion, the Company may choose to pay or deliver cash, shares of common stock or a combination of cash and shares of common stock. The Notes are redeemable for cash at the Company’s option at any time given certain conditions (as discussed below), at an initial conversion rate of 140.3066 shares of common stock per $1,000 principal amount of the 2030 Convertible Notes, which is equivalent to an initial conversion price of approximately $7.1272 (the “2030 Conversion Price”) per share of the Company’s common stock. The conversion rate is subject to customary adjustments for certain events as described in the related Indenture.
The 2030 Convertible Notes will be redeemable, in whole or in part, at the Company’s option, on or after April 5, 2027 if the last reported sale price of the Company’s common stock has been at least 130% of the 2030 Conversion Price then in effect for at least 20 trading days at a redemption price equal to 100% of the principal amount of the 2030 Convertible Notes to be redeemed, plus accrued and unpaid interest.
The Company’s net proceeds from this offering were approximately $232.4 million, net of $7.6 million in debt issuance costs primarily consisting of underwriters, advisory, legal, and accounting fees. The Company used approximately $99.8 million of the net proceeds to purchase and surrender for cancellation approximately $163.0 million aggregate principal amount of the Company’s 2028 Convertible Notes. See 2028 Convertible Notes above for further details on the impacts of the debt extinguishment.

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The outstanding 2030 Convertible Notes balances as of June 30, 2023 are summarized in the following table (in thousands):

June 30, 2023
Long Term Debt
Outstanding principal	$240,000
Unamortized initial purchaser’s debt discount and debt issuance cost	(7,370)
Net carrying amount	$232,630
The debt discount and debt issuance costs are amortized to interest expense using the effective interest method, computed to be 4.70%, over the life of the 2030 Convertible Notes or its approximately seven-year term.
The following table presents total interest expense recognized related to the 2030 Convertible Notes during the three months ended June 30, 2023 (in thousands):

Three Months Ended June 30, 2023
Cash interest expense
Contractual interest expense	$2,493
Non-cash interest expense
Amortization of debt discount and debt issuance cost	231
Total interest expense	$2,724
2030 Capped Call Options
On March 29, 2023 and March 31, 2023, in connection with the pricing of the 2030 Convertible Notes, and on April 3, 2023, in connection with the exercise in full by the 2023 Initial Purchasers of their option to purchase additional Notes, the Company entered into Capped Calls (the “2030 Capped Calls”) with certain counterparties. The Company used $27.8 million of the net proceeds from the 2030 Convertible Notes to pay the cost of the 2030 Capped Calls.
The 2030 Capped Calls have an initial strike price of $7.1272 per share, which corresponds to the initial conversion price of the 2030 Convertible Notes and is subject to anti-dilution adjustments. The 2030 Capped Calls have a cap price of $11.1800 per share, subject to certain adjustments.
The 2030 Capped Calls are considered separate transactions entered into by and between the Company and the 2030 Capped Calls counterparties, and are not part of the terms of the 2030 Convertible Notes. The Company recorded a reduction to additional paid-in capital of $27.8 million during the three months ended June 30, 2023 related to the premium payments for the 2030 Capped Calls. These instruments meet the conditions outlined in ASC 815 to be classified in stockholders’ equity and are not subsequently remeasured as long as the conditions for equity classification continue to be met.
11.WARRANTS
Legacy Stem Warrants
Prior to the Merger, the Company had issued warrants to purchase shares of Legacy Stem’s preferred stock in conjunction with various debt financings. The Company has also issued warrants to purchase shares of Legacy Stem’s common stock. Upon effectiveness of the Merger, the Company had 50,207,439 warrants outstanding, of which substantially all were converted into 2,759,970 shares of common stock of Stem. Upon conversion of the warrants, the existing warrant liabilities were remeasured to fair value resulting in a gain on remeasurement of $100.9 million and a total warrant liability of $60.6 million, which was then reclassified to additional paid-in-capital. At June 30, 2023, there were 2,533 Legacy Stem Warrants outstanding. These instruments are exercisable into the Company’s common stock and are equity classified.
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

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
shares of the Company’s common stock. The Company does not intend to grant new awards under the 2009 Plan. All shares that remain available for future grants are under the 2021 Plan.

Stock Options
The following table summarizes the stock option activity for the period ended June 30, 2023:

	Number of Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Balances as of December 31, 2022	8,243,637	$6.88	6.6	$35,566
Options granted	1,291,349	10.25
Options exercised	(104,573)	2.19
Options forfeited and expired	(307,769)	14.30
Balances as of June 30, 2023	9,122,644	$7.16	6.5	$16,789
Options vested and exercisable — June 30, 2023	6,030,152	$4.58	5.4	$16,640
As of June 30, 2023, the Company had approximately $20.1 million of remaining unrecognized stock-based compensation expense for stock options, which is expected to be recognized over a weighted average period of 1.6 years.
Restricted Stock Units
The following table summarizes the RSU activity for the period ended June 30, 2023:

	Number of RSUs Outstanding (1)	Weighted-Average Grant Date Fair Value Per Share
Balances as of December 31, 2022	6,719,490	$15.34
RSUs granted	7,257,977	5.57
RSUs vested	(1,151,641)	10.72
RSUs forfeited	(774,634)	12.10
Balances as of June 30, 2023	12,051,192	$10.10
(1) Includes certain restricted stock units with service and market-based vesting criteria.

As of June 30, 2023, the Company had approximately $93.4 million of remaining unrecognized stock-based compensation expense for RSUs, which is expected to be recognized over a weighted average period of 2.2 years.
Stock-Based Compensation
The following table summarizes stock-based compensation expense recorded in each component of operating expenses in the Company’s condensed consolidated statements of operations and comprehensive income (loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Sales and marketing	$1,550	$1,106	$2,495	$1,930
Research and development	2,548	562	4,266	1,869
General and administrative	5,822	4,799	10,361	8,933
Total stock-based compensation expense	$9,920	$6,467	$17,122	$12,732
Research and development expenses of $0.9 million and $0.6 million corresponding to internal-use software, were capitalized during the three months ended June 30, 2023 and 2022, respectively. Research and development expenses of $1.8 million and $1.1 million, corresponding to internal-use software, were capitalized during the six months ended June 30, 2023 and 2022, respectively.

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
13.NET INCOME (LOSS) PER SHARE
Net income (loss) per share is computed by dividing net income (loss) by the basic weighted-average number of shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income by the diluted weighted-average number of shares outstanding during the period and, accordingly, reflects the potential dilutive effect of all issuable shares of common stock, including as a result of stock options, restricted stock units, warrants and convertible notes. The diluted weighted-average number of shares used in our diluted net income (loss) per share calculation is determined using the treasury stock method for stock options, restricted stock units, and warrants, and the if-converted method for convertible notes. For periods in which we recognize losses, the calculation of diluted loss per share is the same as the calculation of basic loss per share.
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator - Basic:
Net income (loss) per share attributable to common stockholders, basic	$19,122	$(32,019)	$(25,656)	$(54,502)

Numerator - Diluted:
Net income (loss) per share attributable to common stockholders, basic	19,122	(32,019)	(25,656)	(54,502)
Less: Gain on extinguishment of debt, net of tax	(59,133)	—	—	—
Net loss attributable to Stem common stockholders, diluted	(40,011)	(32,019)	(25,656)	(54,502)

Denominator:
Weighted-average number of shares outstanding used to compute net income (loss) per share attributable to common stockholders, basic	155,619,179	154,125,061	155,294,475	152,318,090
Dilutive potential common shares	185,774	—	—	—
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, diluted	155,804,953	154,125,061	155,294,475	152,318,090

Net income (loss) per share attributable to common stockholders, basic	$0.12	$(0.21)	$(0.17)	$(0.36)
Net loss per share attributable to common stockholders, diluted	$(0.26)	$(0.21)	$(0.17)	$(0.36)
The following table shows total outstanding potentially dilutive shares excluded from the computation of diluted loss per share as their effect would have been anti-dilutive, as of June 30, 2023 and 2022:

	June 30, 2023	June 30, 2022
Outstanding 2028 Convertible Notes	10,157,181	15,730,390
Outstanding 2030 Convertible Notes	33,673,584	—
Outstanding stock options	9,122,644	8,396,685
Outstanding warrants	2,533	2,533
Outstanding RSUs	12,051,192	6,021,852
Total	65,007,134	30,151,460

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
14.INCOME TAXES
The following table reflects the Company’s (provision for) benefit from income taxes and the effective tax rates for the periods presented below (in thousands, except effective tax rate):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Income (loss) before (provision for) benefit from income taxes	$19,613	$(32,030)	$(25,256)	$(69,726)
(Provision for) benefit from income taxes	$(491)	$7	$(400)	$15,220
Effective tax rate	2.5%	—%	(1.6)%	21.8%
For the three months ended June 30, 2023, the Company recognized a provision for income taxes of $0.5 million, representing an effective tax rate of 2.5%, which was lower than the statutory federal tax rate because the Company maintains a valuation allowance on its U.S. deferred tax assets. For the six months ended June 30, 2023, the Company recognized a provision for income taxes of $0.4 million, representing an effective tax rate of 1.6%, which was lower than the statutory federal tax rate due to a $0.3 million tax benefit from an acquisition for a partial valuation allowance release on U.S. deferred tax assets due to the deferred tax liability established in purchase accounting on acquired intangibles during the six months ended June 30, 2023. For the six months ended June 30, 2022, the Company recognized a benefit from income taxes of $15.2 million, representing an effective tax rate of 21.8%, which was higher than the statutory federal tax rate due to a $15.1 million tax benefit from the acquisition of AlsoEnergy for a partial valuation allowance release on U.S. Deferred tax assets due to the deferred tax liability established in purchase accounting on the acquired intangibles.
15.COMMITMENTS AND CONTINGENCIES
Contingencies
The Company is party to various legal proceedings from time to time. A liability is accrued when a loss is both probable and can be reasonably estimated. Management believes that the probability of a material loss with respect to any currently pending legal proceeding is remote. However, litigation is inherently uncertain and it is not possible to predict the ultimate disposition of any of these proceedings. As of the date of this filing, the Company does not believe that there are any pending legal proceedings or other loss contingencies that will, either individually or in the aggregate, have a material adverse effect on the Company taken as a whole.
Commitments
On March 1, 2023, the Company recognized a $2.8 million operating lease liability and a corresponding operating lease right-of-use (“ROU”) asset, which are included in the condensed consolidated balance sheets as of June 30, 2023. The operating lease liability and operating lease ROU asset correspond to 41,811 square feet of leased office in Gurugram, India. As of the commencement date of the lease, the remaining lease term was 58 months. The lease agreement contemplates options to extend the non-cancelable lease term, which have been determined not reasonably certain to be exercised. Base rent is approximately $58,500 per month with escalating payments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Note Regarding Forward-Looking Statements
This second quarter 2023 Form 10-Q, as well as other statements we make, contains “forward-looking statements” within the meaning of the federal securities laws, which include any statements that are not historical facts. Such statements often contain words such as “expect,” “may,” “can,” “believe,” “predict,” “plan,” “potential,” “projected,” “projections,” “forecast,” “estimate,” “intend,” “anticipate,” “ambition,” “goal,” “target,” “think,” “should,” “could,” “would,” “will,” “hope,” “see,” “likely,” and other similar words.
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
Such forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements, including but not limited to our inability to secure sufficient and timely inventory from our suppliers, and provide us with contracted quantities of equipment; our inability to meet contracted customer demand; supply chain interruptions and manufacturing or delivery delays; disruptions in sales, production, service or other business activities; general economic, geopolitical and business conditions in key regions of the world, including inflationary pressures, general economic slowdown or a recession, increasing interest rates, changes in monetary policy, instability in financial institutions, and the prospect of a shutdown of the U.S. federal government; the direct and indirect effects of widespread health emergencies on our workforce, operations, financial results and cash flows; the ongoing conflict in Ukraine; the results of operations and financial condition of our customers and suppliers; pricing pressures; weather and seasonal factors; our inability to continue to grow and manage our growth effectively; our inability to attract and retain qualified employees and key personnel; our inability to comply with, and the effect on our business of, evolving legal standards and regulations, including concerning data protection and consumer privacy and evolving labor standards; risks relating to the development and performance of our energy storage systems and software-enabled services; our inability to retain or upgrade current customers, further penetrate existing markets or expand into new markets; the risk that our business, financial condition and results of operations may be adversely affected by other political, economic, business and competitive factors; and other risks and uncertainties discussed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and in our other filings with the SEC. If one or more of these or other risks or uncertainties materialize (or the consequences of any such development changes), or should our underlying assumptions prove incorrect, actual outcomes may vary materially from those reflected in our forward-looking statements. Forward-looking and other statements in this report regarding our environmental, social, and other sustainability plans and goals are not an indication that these statements are necessarily material to investors or required to be disclosed in our filings with the SEC. In addition, historical, current, and forward-looking environmental, social, and sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. Forward-looking statements in this report are made as of the date of this report, and we do not assume any obligation to update any forward-looking statements after the date of this report, except as required by law.
You should read the following management’s discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included under Part I, Item 1 of this Quarterly Report on Form 10-Q. This discussion and analysis should also be read together with our audited consolidated financial statements and related notes, as well as the section entitled “Stem’s Management’s Discussion and Analysis of Financial Condition and Results or Operations” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. You should carefully read the sections entitled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” herein to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Throughout this section, unless otherwise noted “we,” “us,” “our” and the “Company” refer to Stem and its consolidated subsidiaries.

Overview
Our mission is to maximize the economic, environmental, and resiliency value of renewable energy assets through our leading artificial intelligence (“AI”) platform. In order to fulfill our mission, we provide our customers, which include commercial and industrial (“C&I”) enterprises as well as independent power producers, renewable project developers, utilities and grid operators, with (i) an energy storage system, sourced from leading, global battery original equipment manufacturers (“OEMs”), that we deliver through our partners, including developers, distributors, and engineering, procurement and construction (“EPC”) firms, (ii) edge hardware to aid in the collection of site data and the real-time operation and control of the site plus other optional equipment, (iii) ongoing software platform and professional services to operate integrated energy storage, and solar systems, through our Athena® AI platform (“Athena”), and (iv) solar asset performance monitoring and control, through Athena’s PowerTrack application. In addition, in all the markets where we help manage our customers’ clean energy assets, we have agreements to use the Athena platform to participate in such markets and to share the revenue from such market participation.
We operate in two key areas within the energy landscape: Behind-the-Meter (“BTM”) and Front-of-the-Meter (“FTM”). An energy system’s position in relation to a customer’s electric meter determines whether it is designated a BTM or FTM system. BTM systems provide power that can be used on-site without interacting with the electric grid and passing through an electric meter. Our software reduces C&I customer energy bills, increases their energy yield, and helps our customers facilitate the achievement of their corporate environmental, social, and corporate governance (“ESG”) and carbon reduction objectives.
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
Our total revenue grew from $66.9 million for the three months ended June 30, 2022 to $92.9 million for the three months ended June 30, 2023. We generated net income of $19.1 million for the three months ended June 30, 2023 and incurred net losses of $32.0 million for the three months ended June 30, 2022. Our total revenue grew from $108.0 million for the six months ended June 30, 2022 to $160.4 million for the six months ended June 30, 2023. For the six months ended June 30, 2023 and 2022, we incurred net losses of $25.7 million and $54.5 million, respectively. As of June 30, 2023, we had an accumulated deficit of $657.7 million.
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
Acquisition of AlsoEnergy
On February 1, 2022, we acquired 100% of the issued and outstanding capital stock of AlsoEnergy. The transaction combines our storage optimization capabilities with AlsoEnergy’s solar asset performance monitoring and control software. Through AlsoEnergy, we provide end-to-end turnkey solutions that monitor and manage renewable energy systems through AlsoEnergy’s PowerTrack software. PowerTrack includes data acquisitions and monitoring, performance modelling, agency reporting, internal reports, work order tickets, and supervisory control and data acquisition (“SCADA”) controls. AlsoEnergy has deployed systems at various international locations, but its primary customer base is in the United States, Germany and Canada. The total consideration for the AlsoEnergy acquisition was $652.0 million, comprised of $543.1 million paid in cash, net of a working capital adjustment for an escrow recovery, and $108.9 million in the form of 8,621,006 shares of our common stock. We incurred $6.1 million of transaction costs related to the acquisition of AlsoEnergy, which were recorded in general and administrative expense during the six months ended June 30, 2022. See Note 6 — Business Combinations, of the Notes to the unaudited condensed consolidated financial statements in this report for additional details regarding this transaction.

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
Customer Concentration
We depend on a small number of significant customers for our sales, and a small number of customers have historically accounted for a material portion of our revenue. While we are committed to diversifying our customer base, we may continue to derive a significant portion of our revenue from a small number of customers. Loss of a significant customer, the inability to close a significant contract at any time, or a significant reduction in pricing or order volume from a significant customer, could materially reduce our revenue in a given quarter and have a material adverse effect on our operating results.
Supply Chain Constraints and Risk; COVID-19
We rely on a very small number of suppliers of energy storage systems and other equipment. If any of our suppliers were unable or unwilling to provide us with contracted quantities in a timely manner at prices, quality levels, and volumes acceptable to us, we will have very limited alternatives for supply, and we may not be able find suitable replacements for our customers, if at all. Such an event could materially adversely affect our business, prospects, financial condition, and results of operations.

In addition, the global supply chain and our industry have experienced significant disruptions in recent periods. We have seen supply chain challenges and logistics constraints increase, including shortages of inverters, enclosures, battery modules, and associated component parts for inverters and battery energy storage systems available for purchase. In certain cases, this has caused delays in critical equipment and inventory, longer lead times, and has resulted in cost volatility. These shortages and delays can be attributed in part to macroeconomic conditions, such as labor shortages, rising inflation, rising interest rates, and a recessionary environment and geographical instability, including the ongoing conflict between Russia and Ukraine and rising tensions between China and Taiwan, among other factors, as well as the COVID-19 pandemic and resulting government action. If these shortages and delays persist through the second half 2023, they could adversely affect the timing of when battery energy storage systems can be delivered and installed, and when (or if) we can begin to generate revenue from those systems. In addition, we have experienced and are experiencing varying levels of volatility in costs of equipment and labor resulting in part from disruptions caused by general global economic conditions, including inflationary pressures and the COVID‐19 pandemic.
As the COVID-19 pandemic reaches endemic stages, the future impact of the COVID-19 pandemic on our business, cash flows, liquidity, financial condition and results of operations remains highly dependent on future developments. Given the dynamic nature of these circumstances on our ongoing business, results of operations and overall financial performance, the future impact of COVID-19 and other macroeconomic factors, including the conflict in Ukraine, cannot be reasonably estimated at this time. In the event we are unable to mitigate the impact of delays or price volatility in energy storage systems, raw materials, and freight, it could materially adversely affect our business, prospects, financial condition, and results of operations.
DevCo Joint Ventures
The Company, through an indirect wholly-owned development subsidiary, has entered into strategic joint ventures with qualified third parties to develop select energy storage generation projects (“DevCo Projects”), as more fully described above under Note 1 — Business, of the Notes to the unaudited condensed consolidated financial statements in this report. These projects require significant upfront investment by us and involve a high degree of risk. These projects require significant upfront investment by us and involve a high degree of risk. If a DevCo Project fails to reach completion or is significantly delayed, we could lose all or a portion of our development capital investment. See “We Face Risks Related to our DevCo Business Model” in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 for additional information about certain risks related to these DevCo Projects.
Non-GAAP Financial Measures
In addition to financial results determined in accordance with U.S. generally accepted accounting principles (“GAAP”), we use adjusted EBITDA and non-GAAP gross profit and margin, which are non-GAAP financial measures, for financial and operational decision making and as a means to evaluate our operating performance and prospects, develop internal budgets and financial goals, and to facilitate period-to-period comparisons. Our management believes that these non-GAAP financial measures provide meaningful supplemental information regarding our performance and liquidity by excluding certain expenses and expenditures that may not be indicative of our operating performance, such as stock-based compensation and other non-cash charges, as well as discrete cash charges that are infrequent in nature. We believe that both management and investors benefit from referring to these non-GAAP financial measures in assessing our performance and when planning, forecasting, and analyzing future periods. These non-GAAP financial measures also facilitate management’s internal comparisons to our historical performance and liquidity as well as comparisons to our competitors’ operating results. We believe these non-GAAP financial measures are useful to investors because they both (1) allow for greater transparency with respect to key metrics used by management in their financial and operational decision making and (2) are used by our institutional investors and the analyst community to help them analyze the health of our business. Adjusted EBITDA and non-GAAP gross profit and margin should be considered in addition to, not as a substitute for, or superior to, other measures of financial performance prepared in accordance with GAAP.
Non-GAAP Gross Profit and Margin
We define non-GAAP gross profit as gross profit excluding amortization of capitalized software, impairments related to decommissioning of end-of-life systems, and including revenue constraint. We define non-GAAP gross margin as non-GAAP gross profit as a percentage of revenue.
The Company generally records the full purchase order value as revenue at the time of hardware delivery; however, for certain non-cancelable purchase orders entered into during the first quarter of 2023, the final settlement amount payable to the Company is variable and indexed to the price per ton of lithium carbonate in the first quarter of 2024 such that the Company may increase or decrease the final prices in such purchase orders based on the price per ton of lithium carbonate at final settlement. Lithium carbonate is a key raw material used in the production of hardware systems that the Company ultimately sells to customers. The total dollar amount of such purchase orders for the indexed contracts is approximately $52 million. However, as a result of the pricing structure in such purchase orders, the Company recorded revenue in the first quarter of 2023 of approximately $42 million, net of a $10 million revenue constraint, using a third party forecast of the lithium carbonate trading value in the first quarter of 2024. Because the Company had not before used indexed pricing in its customer contracts or purchase orders and had not previously constrained revenue related to forecasted inputs of its hardware systems, the Company believes that including the $10 million revenue constraint from the first quarter of 2023 into non-GAAP profit enhances the comparability to the Company’s non-GAAP profit in prior periods. Because the purchase orders are variable and depend on the specified price per ton of lithium carbonate at the time of final measurement in the first quarter of 2024, the Company may, pursuant to such purchase orders, ultimately adjust final revenue downward to $34 million, subject to market conditions upon settlement. The Company recorded the full cost of hardware revenue for these indexed contracts in the first quarter of 2023.
The following table provides a reconciliation of gross profit and margin (GAAP) to non-GAAP gross profit and margin (in millions, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$93.0	$66.9	$160.4	$108.0
Cost of revenue	(81.1)	(59.2)	(147.5)	(96.6)
GAAP gross profit	11.9	7.7	12.9	11.4
GAAP gross margin (%)	13%	12%	8%	11%

Non-GAAP Gross Profit
GAAP Revenue	$93.0	$66.9	$160.4	$108.0
Add: Revenue constraint (1)	—	—	10.2	—
Subtotal	93.0	66.9	170.6	108.0
Less: Cost of revenue	(81.1)	(59.2)	(147.5)	(96.6)
Add: Amortization of capitalized software & developed technology	3.3	2.6	6.3	4.7
Add: Impairments	1.2	1.0	2.1	1.8
Non-GAAP gross profit	$16.4	$11.3	$31.5	$17.9
Non-GAAP gross margin (%)	18%	17%	18%	17%
(1) Refer to the discussion of revenue constraint in the definition of non-GAAP gross profit provided above.
Adjusted EBITDA
We calculate adjusted EBITDA as net income (loss) attributable to Stem before depreciation and amortization, including amortization of internally developed software, net interest expense, further adjusted to exclude stock-based compensation and other income and expense items, including the net gain on extinguishment of debt, revenue constraint, change in fair value of derivative liability, transaction and acquisition-related charges, litigation settlement, restructuring costs and income tax provision or benefit. The expenses and other items that we exclude in our calculation of adjusted EBITDA may differ from the expenses and other items, if any, that other companies may exclude when calculating adjusted EBITDA.

The following table provides a reconciliation of adjusted EBITDA to net income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Net income (loss) attributable to Stem	$19,122	$(32,019)	$(25,656)	$(54,502)
Adjusted to exclude the following:
Depreciation and amortization (1)	12,609	12,910	24,567	21,806
Interest expense, net	3,903	2,691	5,680	5,909
Gain on extinguishment of debt, net	(59,121)	—	(59,121)	—
Stock-based compensation	9,920	6,467	17,122	12,732
Revenue constraint (2)	—	—	10,200	—
Change in fair value of derivative liability	2,576	—	2,576	—
Transaction costs in connection with business combination	—	—	—	6,068
Litigation settlement	—	(1,127)	—	(727)
Provision for (benefit from) income taxes	491	(7)	400	(15,220)
Other expenses (3)	1,021	—	1,021	—
Adjusted EBITDA	$(9,479)	$(11,085)	$(23,211)	$(23,934)
(1) Depreciation and amortization includes depreciation and amortization expense, impairment loss of energy storage systems, and impairment loss of project assets.
(2) Refer to the discussion of revenue constraint in the definition of non-GAAP profit provided above.
(3) Adjusted EBITDA for both the three and six months ended June 30, 2023 reflects other expenses of $1.0 million for expenses related to restructuring costs to pursue greater efficiency and to realign our business and strategic priorities. Restructuring expenses consisted of employee severance and other exit costs.

Financial Results and Key Metrics
The following table presents our financial results and our key metrics (in millions unless otherwise noted):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Key Financial Metrics
Revenue	$93.0	$66.9	$160.4	$108.0
GAAP gross profit	$11.9	$7.7	$12.9	$11.4
GAAP gross margin (%)	13%	12%	8%	11%
Non-GAAP gross profit	$16.4	$11.3	$31.5	$17.9
Non-GAAP gross margin (%)	18%	17%	18%	17%
Net income (loss) attributable to Stem	$19.1	$(32.0)	$(25.7)	$(54.5)
Adjusted EBITDA	$(9.5)	$(11.1)	$(23.2)	$(23.9)

Key Operating Metrics
Bookings (1)	$236.4	$225.7	$599.9	$376.5
Contracted backlog* (2)	$1,364.3	$726.6	$1,364.3	$726.6
Contracted storage AUM (in GWh)* (3)	3.8	2.4	3.8	2.4
Solar monitoring AUM (in GW)* (4)	26.0	32.1	26.0	32.1
CARR* (5)	$74.9	57.6	$74.9	57.6
* at period end
(1) As described below.
(2) Total value of bookings in dollars, as reflected on a specific date. Backlog increases as new contracts are executed (bookings) and decreases as integrated storage systems are delivered and recognized as revenue.

(3) Total GWh of systems in operation or under contract. Contracted storage AUM as of June 30, 2022 has been adjusted from 2.1 GWh, as previously disclosed, to 2.4 GWh. Revised AUM reflects adjustments to total GWh of energy storage systems to previously executed customer contracts as a result of revisions to the system configuration or changes in hardware specifications due to updates from the original equipment manufacturer.

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
The following discussion and analysis of our results of operations and our liquidity and capital resources include the results of operations for AlsoEnergy for the period from February 1, 2022. For additional information, including pro forma results of operations for the three and six months ended June 30, 2022 calculated as if AlsoEnergy had been acquired as of January 1, 2022, see Note 6 — Business Combinations, of the Notes to the unaudited condensed consolidated financial statements in this report.
Components of Our Results of Operations
Revenue
We generate services and other revenue and hardware revenue. Services and other revenue is mainly generated through arrangements with host customers to provide energy optimization services using our proprietary software platform coupled with a dedicated energy storage system owned and controlled by us throughout the term of the contract. Fees charged to customers for energy optimization services generally consist of recurring fixed monthly payments throughout the term of the contract and in some arrangements, an installation and/or upfront fee component. We may also receive incentives from utility companies in relation to the sale of our services. Services and other revenue also include the sale of project assets.
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
Cost of Revenue
Cost of services and other revenue includes depreciation of the cost of energy storage systems we own under long-term customer contracts, which includes capitalized fulfillment costs, such as installation services, permitting and other related costs. Cost of services and other revenue also includes the costs for the development and construction of project assets. Cost of revenue may also include any impairment of inventory and energy storage systems, along with system maintenance costs associated with the ongoing services provided to customers. Costs of revenue are recognized as energy optimization and other supporting services are provided to our customers throughout the term of the contract.
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
Gross Profit
Our gross profit fluctuates significantly from quarter to quarter. Gross profit, calculated as revenue less costs of revenue, has been, and will continue to be, affected by various factors, including fluctuations in the amount and mix of revenue and the amount and timing of investments to expand our customer base. Over the long term, we hope to increase both our gross profit in absolute dollars and gross margin as a percentage of revenue through enhanced operational efficiency and economies of scale.
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
Other Income (Expense), Net
Interest Expense, Net
Interest expense, net consists primarily of interest on our outstanding borrowings under our outstanding notes payable, convertible senior notes, and financing obligations and accretion on our asset retirement obligations.
Gain on Extinguishment of Debt, Net
Gain on extinguishment of debt consists of income recognized in relation to the prepayment of our outstanding borrowings under our outstanding convertible notes and the write-off of any unamortized debt issuance costs associated with such notes.
Other (Expense) Income, Net
Other income, net consists primarily of income from equity investments and foreign exchange gains or losses.

Results of Operations for the Three Months Ended June 30, 2023 and 2022

	Three Months Ended June 30,		$ Change	% Change
	2023	2022
	(in thousands, except percentages)
Revenue
Services and other revenue	$16,360	$12,521	$3,839	31%
Hardware revenue	76,586	54,426	22,160	41%
Total revenue	92,946	66,947	25,999	39%
Cost of revenue
Cost of services and other revenue	11,756	10,141	1,615	16%
Cost of hardware revenue	69,319	49,018	20,301	41%
Total cost of revenue	81,075	59,159	21,916	37%
Gross profit	11,871	7,788	4,083	52%
Operating expenses:
Sales and marketing	13,680	12,955	725	6%
Research and development	14,156	8,963	5,193	58%
General and administrative	18,904	15,693	3,211	20%
Total operating expenses	46,740	37,611	9,129	24%
Loss from operations	(34,869)	(29,823)	(5,046)	17%
Other income (expense), net:
Interest expense, net	(3,903)	(2,691)	(1,212)	45%
Gain on extinguishment of debt, net	59,121	—	59,121	*
Other (expense) income, net	(736)	484	(1,220)	(252)%
Total other income (expense), net	54,482	(2,207)	56,689	*
Income (loss) before (provision for) benefit from income taxes	19,613	(32,030)	51,643	(161)%
(Provision for) benefit from income taxes	(491)	7	(498)	*
Net income (loss)	19,122	(32,023)	51,145	(160)%
Net loss attributed to non-controlling interests	—	(4)	4	(100)%
Net income (loss) attributable to Stem	$19,122	$(32,019)	$51,141	(160)%
*Percentage is not meaningful
Revenue
Revenue increased by $26.0 million, or 39%, for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. The increase was primarily driven by a $22.2 million increase in hardware revenue primarily due to increase in demand for systems related to both FTM and BTM partnership agreements. Services and other revenue also increased by $3.8 million primarily due to an increase in solar services subscriptions from existing and new customers.
Cost of Revenue
Cost of revenue increased by $21.9 million, or 37%, for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. The increase was primarily driven by an increase in cost of hardware revenue of $20.3 million due to the increase in demand for systems. Cost of services and other revenue also increased $1.6 million primarily due to solar cloud service costs and amortization of internally developed software costs.

Operating Expenses
Sales and Marketing
Sales and marketing expense increased by $0.7 million, or 6%, for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. The increase was primarily due to an increase of $2.0 million in personnel related expenses primarily as a result of higher headcount and an increase of $0.2 million in office-related expenses, partially offset by a decrease of $1.4 million in amortization expense related to contract origination costs.
Research and Development
Research and development expense increased by $5.2 million, or 58%, for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. The increase was primarily due to an increase of $4.0 million in personnel related expenses as a result of higher headcount and an increase of $1.2 million in professional services and other expenses.
General and Administrative
General and administrative expense increased by $3.2 million, or 20%, for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. The increase was primarily driven by an increase of $1.7 million in personnel costs driven by additional headcount and an increase of $1.5 million in office-related costs.

Other Income (Expense), Net
Interest Expense
Interest expense increased by $1.2 million, or 45%, for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. The increase was primarily driven by an increase in interest on convertible notes of $2.3 million, partially offset by the accretion of discount on short-term investments of $0.9 million and a decrease of $0.2 million in interest on financing obligations.
Gain on Extinguishment of Debt, Net
During the three months ended June 30, 2023, we recorded a $59.4 million gain on extinguishment of debt driven by a $99.8 million payment to extinguish approximately $163.0 million aggregate principal amount of our 2028 Convertible Notes. The gain was partially offset by a $0.3 million loss on extinguishment of debt from repayment of our 2021 Credit Agreement.
Other (Expense) Income, Net
Other income, net decreased by $1.2 million, or 252%, for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, primarily due to $2.6 million in unrealized losses related to customers contracts, partially offset by an increase of $0.8 million in accrued interest income from investments and a $0.6 million increase due to the reversal of previously recognized accretion expense on assets.
(Provision for) Benefit from Income Taxes
During the three months ended June 30, 2023, we recorded a provision for income taxes of $0.5 million as a result of income tax expense from the gain on extinguishment of 2028 Convertible Notes during the second quarter of 2023. During the three months ended June 30, 2022, we recorded a $7 thousand benefit from income taxes.

Results of Operations for the Six Months Ended June 30, 2023 and 2022

	Six Months Ended June 30,		$ Change	% Change
	2023	2022
	(in thousands, except percentages)
Revenue
Services and other revenue	$31,033	$22,486	$8,547	38%
Hardware revenue	129,318	85,549	43,769	51%
Total revenue	160,351	108,035	52,316	48%
Cost of revenue
Cost of services and other revenue	23,260	18,774	4,486	24%
Cost of hardware revenue	124,226	77,829	46,397	60%
Total cost of revenue	147,486	96,603	50,883	53%
Gross profit	12,865	11,432	1,433	13%
Operating expenses:
Sales and marketing	26,086	22,097	3,989	18%
Research and development	27,600	17,906	9,694	54%
General and administrative	36,701	36,205	496	1%
Total operating expenses	90,387	76,208	14,179	19%
Loss from operations	(77,522)	(64,776)	(12,746)	20%
Other income (expense), net:
Interest expense, net	(5,680)	(5,909)	229	(4)%
Gain on extinguishment of debt, net	59,121	—	59,121	*
Other (expense) income, net	(1,175)	959	(2,134)	(223)%
Total other income (expense), net	52,266	(4,950)	57,216	*
Loss before (provision for) benefit from income taxes	(25,256)	(69,726)	44,470	(64)%
(Provision for) benefit from income taxes	(400)	15,220	(15,620)	(103)%
Net loss	(25,656)	(54,506)	28,850	(53)%
Net loss attributed to non-controlling interests	—	(4)	4	(100)%
Net loss attributable to Stem	$(25,656)	$(54,502)	$28,846	(53)%
*Percentage is not meaningful
Revenue
Revenue increased by $52.3 million, or 48%, for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. The increase was primarily driven by a $43.8 million increase in hardware revenue primarily due to increase in demand for systems related to both FTM and BTM partnership agreements. Services and other revenue also increased by $8.5 million primarily due to an increase in solar subscription services revenue from existing and new customers.
Cost of Revenue
Cost of revenue increased by $50.9 million, or 53%, for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. The increase was primarily driven by an increase in cost of hardware revenue of $46.4 million due to the increase in demand for storage systems. Cost of services and other revenue also increased by $4.5 million primarily due to solar cloud service costs and amortization of internally developed software costs.

Operating Expenses
Sales and Marketing
Sales and marketing expense increased by $4.0 million, or 18%, for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. The increase was primarily due to an increase of $3.6 million in personnel related expenses as a result of higher headcount, and an increase of $0.4 million in additional office-related expenses.
Research and Development
Research and development expense increased by $9.7 million, or 54%, for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. The increase was primarily due to an increase of $7.3 million in personnel related expenses as a result of higher headcount and an increase of $2.4 million in professional services and other expenses.
General and Administrative
General and administrative expense increased by $0.5 million, or 1%, for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. The increase was primarily driven by an increase of $3.9 million in personnel related expenses as a result of higher headcount, and an increase of $2.7 million in additional office-related expenses, partially offset by a decrease of $6.1 million in professional services and other expenses.
Other Expense, Net
Interest Expense
Interest expense decreased by $0.2 million, or 4%, for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. The decrease was primarily driven by the accretion of discount on short-term investments of $2.0 million and a decrease of $0.6 million in interest on financing obligations, partially offset by an increase of $2.4 million in interest on our convertible notes.
Gain on Extinguishment of Debt
During the six months ended June 30, 2023, we recorded a $59.4 million gain on extinguishment of debt driven by a $99.8 million payment to extinguish approximately $163.0 million aggregate principal amount of our 2028 Convertible Notes. The gain was partially offset by a $0.3 million loss on extinguishment of debt from repayment of our 2021 Credit Agreement.
Other (Expense) Income, Net
Other income, net decreased by $2.1 million, or 223%, for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022 primarily due to $2.6 million in unrealized losses related to customers contracts, and a $1.6 million realized loss on short-term investments, partially offset by $1.3 million increase in accrued interest income from short-term investments, a $0.6 million increase due to the reversal of previously recognized accretion expense on assets, and a $0.1 million increase in income from equity investments.
(Provision for) Benefit from Income Taxes
During the six months ended June 30, 2023, we recorded a provision for income taxes of $0.4 million primarily as a result of state income tax expense from the gain on extinguishment of 2028 Convertible Notes during the second quarter of 2023, which was offset by a partial release of our deferred tax asset valuation due to an acquisition during the first quarter of 2023. During the six months ended June 30, 2022, we recorded a $15.2 million benefit from income taxes as a result of the partial release of our deferred tax asset valuation due to the acquisition of AlsoEnergy.
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
As of June 30, 2023, our principal source of liquidity were cash, cash equivalents, and short-term investments of $138.2 million, which were held for working capital purposes and for investment growth opportunities. Our marketable securities generally consist of high-grade commercial paper, agency bonds, corporate debt securities, U.S. government agency securities, and treasury bills. We believe that our cash position is sufficient to meet our capital and liquidity requirements for at least the next 12 months.

Our business prospects are subject to risks, expenses, and uncertainties frequently encountered by companies in the early stages of commercial operations. The attainment of profitable operations is dependent upon future events, including obtaining adequate financing to complete our development activities, obtaining adequate supplier relationships, building our customer base, successfully executing our business and marketing strategy and hiring appropriate personnel. Failure to generate sufficient revenues, achieve planned gross margins and operating profitability, control operating costs, or secure additional funding may require us to modify, delay, or abandon some of our planned future expansion or development, or to otherwise enact operating cost reductions available to management, which could have a material adverse effect on our business, operating results, and financial condition.
In the future, we may be required to obtain additional equity or debt financing in order to support our continued capital expenditures and operations, which may not be available on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies, this could reduce our ability to compete successfully and harm our business, growth and results of operations.
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
Financing Obligations
We have entered into arrangements wherein we finance the cost of energy storage systems via special purpose entities (“SPE”) we establish with outside investors. These SPEs are not consolidated into our financial statements, but are accounted for as equity method investments. Through the SPEs, the investors provide us upfront payments. Under these arrangements, the payment by the SPE to us is accounted for as a borrowing by recording the proceeds received as a financing obligation. The financing obligation is repaid with the future customer payments and incentives received. A portion of the amounts paid to the SPE is allocated to interest expense using the effective interest rate method. Furthermore, we continue to account for the revenues from customer arrangements and incentives and all associated costs despite such systems being legally sold to the SPEs due to our significant continuing involvement in the operations of the energy storage systems. The total financing obligation as of June 30, 2023 was $77.1 million, of which $18.2 million was classified as a current liability.
Notes Payable
2021 Credit Agreement
In January 2021, we entered into a non-recourse credit agreement to provide a total of $2.7 million towards the financing of certain energy storage systems that we owned and operated. The credit agreement had a stated interest of 5.45% and a maturity date of June 2031. We received an advance under the credit agreement of $1.8 million in January 2021. The repayment of advances received under the credit agreement was determined by the lender based on the proceeds generated by us through the operation of the underlying energy storage systems. On April 6, 2023, we repaid the remaining outstanding balance under the 2021 Credit Agreement with a portion of the proceeds received from the issuance of the 2030 Convertible Notes. The facility was terminated after the repayment in April 2023. See Note 9 — Notes Payable for additional details.
2028 Green Convertible Senior Notes
On November 22, 2021, we sold to Morgan Stanley & Co. LLC, Goldman Sachs & Co. LLC and Barclays Capital Inc, as initial purchasers (the “2021 Initial Purchasers”), and the 2021 Initial Purchasers purchased from us, $460.0 million aggregate principal amount of our 2028 Convertible Notes, pursuant to a purchase agreement dated as of November 17, 2021, by and between us and the 2021 Initial Purchasers. Our net proceeds from this offering were approximately $445.7 million, after deducting the 2021 Initial Purchasers’ discounts and commissions and the offering expenses paid by the Company. The 2028 Convertible Notes will accrue interest payable semi-annually in arrears and will mature on December 1, 2028, unless earlier repurchased, redeemed or converted in accordance with their terms prior to such date. Upon conversion, we may choose to pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock. The 2028 Convertible Notes are redeemable for cash at our option at any time given certain conditions. Refer to Note 10 — Convertible Notes, of the Notes to the unaudited condensed consolidated financial statements in this report for additional details regarding this transaction.

On April 3, 2023, we used approximately $99.8 million of the net proceeds from the issuance of the 4.25% Green Convertible Senior Notes due 2030 (“2030 Convertible Notes”) to purchase and surrender for cancellation approximately $163.0 million aggregate principal amount of the Company’s 2028 Convertible Notes. See Note 10 — Convertible Notes, of the Notes to the unaudited condensed consolidated financial statements in this report for additional details.
2030 Convertible Notes
On April 3, 2023, the Company issued $240.0 million aggregate principal amount of its 2030 Convertible Notes in a private placement offering to qualified institutional buyers (the “2023 Initial Purchasers”) pursuant to Rule 144A under the Securities Act of 1933, as amended. The 2030 Convertible Notes are senior, unsecured obligations of the Company and bear interest at a rate of 4.25% per year, payable in cash semi-annually in arrears in April and October of each year, beginning in October 1, 2023. The notes will mature on April 1, 2030, unless earlier repurchased, redeemed or converted in accordance with their terms prior to such date. Upon conversion, the Company may choose to pay or deliver cash, shares of common stock or a combination of cash and shares of common stock. The Notes are redeemable for cash at the Company’s option at any time given certain conditions. See Note 10 — Convertible Notes, of the Notes to the unaudited condensed consolidated financial statements in this report, for additional details regarding this transaction.
The Company’s net proceeds from this offering were approximately $232.4 million, after deducting for $7.6 million of debt issuance costs primarily consisting of underwriters, advisory, legal, and accounting fees. The Company used approximately $99.8 million of the net proceeds to purchase and surrender for cancellation approximately $163.0 million aggregate principal amount of the Company’s 2028 Convertible Notes.
On March 29, 2023 and March 31, 2023, in connection with the pricing of the 2030 Convertible Notes, and on April 3, 2023, in connection with the exercise in full by the 2023 Initial Purchasers of their option to purchase additional Notes, the Company entered into Capped Calls (the “2030 Capped Calls”) with certain counterparties. The Company used $27.8 million of the net proceeds from the 2030 Convertible Notes to pay the cost of the 2030 Capped Calls.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(201,239)	$(32,630)
Net cash provided by (used in) investing activities	88,469	(556,030)
Net cash provided by (used in) financing activities	100,279	(7,981)
Effect of exchange rate changes on cash and cash equivalents	(7)	(136)
Net decrease in cash and cash equivalents	$(12,498)	$(596,777)
Operating Activities
During the six months ended June 30, 2023, net cash used in operating activities was $201.2 million, primarily resulting from our net loss of $25.7 million, adjusted for non-cash items of $10.8 million and net cash outflow of $164.8 million from changes in operating assets and liabilities. Non-cash items primarily consisted a net gain on debt extinguishment, of $59.1 million, net accretion of discount on investments of $1.3 million, and an income tax benefit of $0.3 million, and other non-cash items of $0.4 million, partially offset by depreciation and amortization of $22.4 million, non-cash interest expense of $1.6 million related to debt issuance costs, stock-based compensation expense of $17.1 million, change in fair value of derivative liability of $2.6 million, non-cash lease expense of $1.4 million, impairment of energy storage systems of $2.1 million, provision for accounts receivable allowance of $1.7 million and net recognized loss on investments of $1.6 million. The net cash outflow from changes in operating assets and liabilities was primarily driven by an increase in accounts receivable of $72.2 million, an increase in inventory of $137.1 million, an increase in other assets of $17.8 million, an increase in contract origination costs of $2.3 million, an increase in project assets of $2.8 million, a decrease in accrued expenses and other liabilities of $35.1 million, and a decrease in lease liabilities of $1.3 million, partially offset by a decrease in deferred costs with suppliers of $28.8 million, an increase in accounts payable of $19.0 million, and an increase in deferred revenue of $56.0 million.
During the six months ended June 30, 2022, net cash used in operating activities was $32.6 million, primarily resulting from our net loss of $54.5 million, adjusted by non-cash charges of $23.0 million and net cash outflow of $1.1 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of income tax benefit of $15.1 million, depreciation and amortization of $20.9 million, non-cash interest expense of $0.9 million, related to debt issuance costs, stock-based compensation expense of $12.7 million, impairment of energy storage systems of $0.9 million, non-cash lease expense of

$1.1 million, provision for accounts receivable allowance of $1.0 million, and net amortization of premium on investments of $0.4 million. The net cash outflow from changes in operating assets and liabilities was primarily driven by an increase in accounts receivable of $26.1 million, an increase in other assets of $28.7 million, an increase in deferred costs with suppliers of $23.4 million, an increase in inventory of $36.6 million, an increase in contract origination costs of $3.6 million, and a decrease in lease liabilities of $0.5 million, partially offset by an increase in accounts payable of $82.4 million, an increase in accrued expenses and other liabilities of $7.0 million, and an increase in deferred revenue of $28.5 million.
Investing Activities
During the six months ended June 30, 2023, net cash provided by investing activities was $88.5 million, primarily consisting of $100.6 million in proceeds from net sales of available-for-sale investments, partially offset by $1.8 million used for acquisitions, net of cash acquired, $2.6 million in purchases of energy storage systems, $7.4 million in capital expenditures on internally-developed software, and $0.3 million in purchases of property and equipment.
During the six months ended June 30, 2022, net cash used in investing activities was $556.0 million, primarily consisting of $533.0 million used for our acquisition of AlsoEnergy, net of cash acquired, $12.3 million in net purchases of available-for-sale investments, $0.2 million in purchases of energy systems, $8.1 million in capital expenditures on internally-developed software, and $2.4 million in purchases of property and equipment.
Financing Activities
During the six months ended June 30, 2023, net cash provided by financing activities was $100.3 million, primarily consisting of net proceeds from the issuance of convertible notes of $132.6 million and proceeds from exercise of stock options of $0.2 million, partially offset by the purchase of capped calls of $27.8 million, the repayment of financing obligations of $2.6 million, a repayment of notes payable of $2.1 million, and a redemption of non-controlling interests of $0.1 million.
During the six months ended June 30, 2022, net cash used in financing activities was $8.0 million, primarily consisting of repayment of financing obligations of $6.8 million and payments for taxes related to net share settlement of stock options of $2.3 million, partially offset by proceeds from the exercise of stock options of $0.6 million, proceeds from financing obligations of $0.3 million, and investments from non-controlling interests of $0.2 million.
Contractual Obligations and Commitments
As of June 30, 2023, except for the 2030 Convertible Notes, there have been no material changes to our contractual obligations described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Off-Balance Sheet Arrangements
We are not a party to any off-balance sheet arrangements, including guarantee contracts, retained or contingent interests, or unconsolidated VIEs that either have, or are reasonably likely to have, a current or future material adverse effect on our unaudited condensed consolidated financial statements.
Critical Accounting Policies and Estimates
A summary of our critical accounting policies and estimates is presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Recent Accounting Pronouncements
As of June 30, 2023, there have been no material changes to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For quantitative and qualitative disclosures about market risk affecting Stem, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Our exposure to market risk has not changed materially since December 31, 2022.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (“Disclosure Controls”) within the meaning of Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Our Disclosure Controls are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our Disclosure Controls are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.
Based on management’s evaluation (under the supervision and with the participation of our CEO and our CFO) as of June 30, 2023, of the effectiveness of the design and operation of our Disclosure Controls, our CEO and CFO have concluded that our Disclosure Controls were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the second quarter of 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 1A. RISK FACTORS
Except as set forth below, there have been no material changes to the risk factors disclosed in Part 1, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
The trading price of our common stock is volatile.
The trading price of our common stock has been and will likely continue to be volatile and is subject to fluctuations in response to various factors, some of which are beyond our control. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include the following:
•results of operations that vary from the expectations of securities analysts and investors;
•results of operations that vary from those of our competitors;
•volatility in the trading prices and trading volumes of technology stocks;
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
•financial and operating guidance, if any, that we provide to the public, and any changes in this guidance or the Company’s failure to meet this guidance;
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

In addition, in the past, following periods of market volatility, stockholders have instituted securities class action litigation against companies. For example, in May and July 2023, two putative securities class actions were filed against the Company and certain of our current and former officers and directors alleging claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Sections 11 and 15 of the Securities Act of 1933. The lawsuits seek damages, litigation costs and interest. Securities litigation against us could result in substantial costs and divert our management’s time and attention from other business concerns, which could have a material adverse effect on our business, regardless of the outcome of such litigation. We may be the target of additional litigation of this type in the future.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Except as previously disclosed in our Current Report on Form 8-K filed on April 3, 2023, we made no unregistered sales of our common stock during the three months ended June 30, 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
(c) Trading Plans. The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted or terminated by our Section 16 officers and directors during the second quarter of 2023 and intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), referred to as Rule 10b5-1 trading plans. No Section 16 officer or director adopted or terminated any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K promulgated under the Exchange Act) during the second quarter of 2023.

Name and Title	Date of Adoption or Termination of Rule 10b5-1 Trading Plan	Duration of Rule 10b5-1 Trading Plan	Aggregate Number of Securities to be Purchased or Sold
David S. Buzby Director	Adopted June 9, 2023	September 7, 2023 through June 1, 2024, or such earlier date when all transactions under the trading plan are completed.	Sale of up to 153,000 shares of common stock.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation, dated April 28, 2021 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 4, 2021).
3.2	Amended and Restated Bylaws, dated October 27, 2022 (incorporated by reference to Exhibit 3 to the Current Report on Form 8-K filed on October 31, 2022).
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*Filed herewith
**Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 3, 2023.

STEM, INC.

By:	/s/ William Bush
William Bush
Chief Financial Officer
(Principal Financial Officer)