Form 10-Q
period 2023-09-30
STEM, INC.
filed 2023-11-03
CIK 1758766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————————————
FORM 10-Q
—————————————————

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Outstanding as of October 25, 2023
Common Stock, $0.0001 par value per share	155,895,641

STEM, INC.
Quarterly Report on Form 10-Q
For the Period Ended September 30, 2023

Part I - Financial Information
Item 1. FINANCIAL STATEMENTS (UNAUDITED)
STEM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share amounts)

	September 30, 2023	December 31, 2022

ASSETS
Current assets:
Cash and cash equivalents	$97,064	$87,903
Short-term investments	28,301	162,074
Accounts receivable, net of allowances of $5,328 and $3,879 as of September 30, 2023 and December 31, 2022, respectively	288,674	223,219
Inventory, net	65,656	8,374
Deferred costs with suppliers	20,298	43,159
Other current assets (includes $53 and $74 due from related parties as of September 30, 2023 and December 31, 2022, respectively)	10,520	8,026
Total current assets	510,513	532,755
Energy storage systems, net	80,709	90,757
Contract origination costs, net	11,930	11,697
Goodwill	547,164	546,649
Intangible assets, net	158,321	162,265
Operating lease right-of-use assets	13,023	12,431
Other noncurrent assets	77,132	65,339
Total assets	$1,398,792	$1,421,893
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$85,444	$83,831
Accrued liabilities	60,615	85,258
Accrued payroll	10,439	12,466
Financing obligation, current portion	17,381	15,720
Deferred revenue, current portion	82,676	64,311
Other current liabilities (includes $40 and $687 due to related parties as of September 30, 2023 and December 31, 2022, respectively)	12,689	5,412
Total current liabilities	269,244	266,998
Deferred revenue, noncurrent	83,028	73,763
Asset retirement obligation	4,085	4,262
Notes payable, noncurrent	—	1,603
Convertible notes, noncurrent	523,068	447,909
Financing obligation, noncurrent	54,314	63,867
Lease liabilities, noncurrent	11,145	10,962
Other liabilities	565	362
Total liabilities	945,449	869,726
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized as of September 30, 2023 and December 31, 2022; zero shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 155,883,088 and 154,540,197 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	16	15
Additional paid-in capital	1,187,628	1,185,364
Accumulated other comprehensive income (loss)	23	(1,672)
Accumulated deficit	(734,809)	(632,081)
Total Stem’s stockholders’ equity	452,858	551,626
Non-controlling interests	485	541
Total stockholders’ equity	453,343	552,167
Total liabilities and stockholders’ equity	$1,398,792	$1,421,893
The accompanying notes are an integral part of these condensed consolidated financial statements.

STEM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
Services and other revenue	$16,597	$13,692	$47,630	$36,178
Hardware revenue	117,143	85,809	246,461	171,358
Total revenue	133,740	99,501	294,091	207,536
Cost of Revenue
Cost of services and other revenue	13,684	11,445	36,944	30,219
Cost of hardware revenue	140,347	78,929	264,573	156,758
Total cost of revenue	154,031	90,374	301,517	186,977
Gross (loss) profit	(20,291)	9,127	(7,426)	20,559
Operating expenses:
Sales and marketing	11,605	13,187	37,691	35,284
Research and development	14,420	10,526	42,020	28,432
General and administrative	21,955	18,013	58,656	54,218
Total operating expenses	47,980	41,726	138,367	117,934
Loss from operations	(68,271)	(32,599)	(145,793)	(97,375)
Other (expense) income, net:
Interest expense, net	(4,405)	(2,520)	(10,085)	(8,429)
Gain on extinguishment of debt, net	—	—	59,121	—
Change in fair value of derivative liability	(5,155)	—	(7,731)	—
Other income, net	713	863	2,114	1,822
Total other (expense) income, net	(8,847)	(1,657)	43,419	(6,607)
Loss before benefit from (provision for) income taxes	(77,118)	(34,256)	(102,374)	(103,982)
Benefit from (provision for) income taxes	46	(19)	(354)	15,201
Net loss	(77,072)	(34,275)	(102,728)	(88,781)
Net income attributed to non-controlling interests	—	4	—	—
Net loss attributable to Stem	$(77,072)	$(34,279)	$(102,728)	$(88,781)

Net loss per share attributable to common stockholders, basic and diluted	$(0.49)	$(0.22)	$(0.66)	$(0.58)

Weighted-average shares used in computing net loss per share to common stockholders, basic and diluted	155,829,348	154,392,573	155,474,725	153,043,010

The accompanying notes are an integral part of these condensed consolidated financial statements.

STEM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(77,072)	$(34,275)	$(102,728)	$(88,781)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	60	(845)	1,650	(1,855)
Foreign currency translation adjustment	51	(141)	45	(287)
Total other comprehensive loss	(76,961)	(35,261)	(101,033)	(90,923)
Less: Comprehensive income attributable to non-controlling interests	—	4	—	—
Total comprehensive loss attributable to Stem	$(76,961)	$(35,265)	$(101,033)	$(90,923)
The accompanying notes are an integral part of these condensed consolidated financial statements.

STEM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 1, 2023	154,540,197	$15	$1,185,364	$(1,672)	$(632,081)	$541	$552,167
Stock option exercises, net of statutory tax withholdings	65,045	—	149	—	—	—	149
Issuance of common stock upon release of restricted stock units	903,061	1	—	—	—	—	1
Stock-based compensation	—	—	8,108	—	—	—	8,108
Unrealized gain on available-for-sale securities	—	—	—	1,543	—	—	1,543
Foreign currency translation adjustments	—	—	—	127	—	—	127
Redemption of non-controlling interests, net	—	—	—	—	—	(72)	(72)
Net loss	—	—	—	—	(44,778)	—	(44,778)
Balance as of March 31, 2023	155,508,303	16	1,193,621	(2)	(676,859)	469	517,245
Stock option exercises, net of statutory tax withholdings	39,528	—	80	—	—	—	80
Issuance of common stock upon release of restricted stock units	248,580	—	—	—	—	—	—
Stock-based compensation	—	—	10,817	—	—	—	10,817
Purchase of capped call options (Note 10)	—	—	(27,840)	—	—	—	(27,840)
Unrealized loss on available-for-sale securities	—	—	—	47	—	—	47
Foreign currency translation adjustments	—	—	—	(133)	—	—	(133)
Contributions from non-controlling interests	—	—	—	—	—	6	6
Net income	—	—	—	—	19,122	—	19,122
Balance as of June 30, 2023	155,796,411	16	1,176,678	(88)	(657,737)	475	519,344
Stock option exercises, net of statutory tax withholdings	12,144	—	28	—	—	—	28
Issuance of common stock upon release of restricted stock units	74,533	—	—	—	—	—	—
Stock-based compensation	—	—	10,922	—	—	—	10,922
Unrealized gain on available-for-sale securities	—	—	—	60	—	—	60
Foreign currency translation adjustments	—	—	—	51	—	—	51
Contributions from non-controlling interests	—	—	—	—	—	10	10
Net loss	—	—	—	—	(77,072)	—	(77,072)
Balance as of September 30, 2023	155,883,088	$16	$1,187,628	$23	$(734,809)	$485	$453,343

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 1, 2022	144,671,624	$14	$1,176,845	$20	$(509,052)	$—	$667,827
Cumulative-effect adjustment upon adoption of ASU 2020-06 (Note 10)	—	—	(130,979)	—	1,598	—	(129,381)
Cumulative-effect adjustment upon adoption of ASU 2016-13	—	—	—	—	(573)	—	(573)
Common stock issued upon business combination (Note 6)	8,621,006	1	108,882	—	—	—	108,883
Stock option exercises, net of statutory tax withholdings	425,167	—	(426)	—	—	—	(426)
Stock-based compensation	—	—	6,787	—	—	—	6,787
Unrealized loss on available-for-sale securities	—	—	—	(611)	—	—	(611)
Foreign currency translation adjustments	—	—	—	(28)	—	—	(28)
Contributions from non-controlling interests	—	—	—	—	—	141	141
Net loss	—	—	—	—	(22,483)	—	(22,483)
Balance as of March 31, 2022	153,717,797	15	1,161,109	(619)	(530,510)	141	630,136
Stock option exercises, net of statutory tax withholdings	355,712	—	(1,415)	—	—	—	(1,415)
Issuance of common stock upon release of restricted stock units	131,665	—	—	—	—	—	—
Shares issued for exercise of warrants	21,101	—	150	—	—	—	150
Stock-based compensation	—	—	7,021	—	—	—	7,021
Unrealized loss on available-for-sale securities	—	—	—	(399)	—	—	(399)
Foreign currency translation adjustments	—	—	—	(118)	—	—	(118)
Contributions from non-controlling interests	—	—	—	—	—	75	75
Net loss	—	—	—	—	(32,019)	(4)	(32,023)
Balance as of June 30, 2022	154,226,275	15	1,166,865	(1,136)	(562,529)	212	603,427
Stock option exercises, net of statutory tax withholdings	201,496	—	584	—	—	—	584
Issuance of common stock upon release of restricted stock units	60,007	—	—	—	—	—	—
Stock-based compensation	—	—	8,284	—	—	—	8,284
Unrealized loss on available-for-sale securities	—	—	—	(845)	—	—	(845)
Foreign currency translation adjustments	—	—	—	(141)	—	—	(141)
Contributions from non-controlling interests	—	—	—	—	—	191	191
Net (loss) income	—	—	—	—	(34,279)	4	(34,275)
Balance as of September 30, 2022	154,487,778	$15	$1,175,733	$(2,122)	$(596,808)	$407	$577,225

The accompanying notes are an integral part of these condensed consolidated financial statements.

STEM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2023	2022
OPERATING ACTIVITIES
Net loss	$(102,728)	$(88,781)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	33,593	32,060
Non-cash interest expense, including interest expenses associated with debt issuance costs	1,969	1,479
Stock-based compensation	28,320	20,410
Change in fair value of derivative liability	7,731	—
Non-cash lease expense	2,162	1,722
Accretion of asset retirement obligations	178	183
Impairment loss of energy storage systems	2,347	1,293
Impairment loss of project assets	158	—
Net (accretion of discount) amortization of premium on investments	(1,672)	301
Income tax benefit from release of valuation allowance	(335)	(15,100)
Provision for accounts receivable allowance	1,754	1,874
Net loss on investments	1,561	—
Gain on sale of project assets	—	(592)
Gain on extinguishment of debt, net	(59,121)	—
Other	(831)	(39)
Changes in operating assets and liabilities:
Accounts receivable	(67,029)	(75,390)
Inventory	(57,282)	(2,237)
Deferred costs with suppliers	30,579	(47,836)
Other assets	(17,947)	(25,242)
Contract origination costs, net	(4,184)	(4,842)
Project assets	(2,827)	—
Accounts payable	1,771	63,207
Accrued expenses and other liabilities	(28,910)	38,329
Deferred revenue	27,630	31,620
Lease liabilities	(2,135)	(1,053)
Net cash used in operating activities	(205,248)	(68,634)
INVESTING ACTIVITIES
Acquisitions, net of cash acquired	(1,847)	(533,009)
Purchase of available-for-sale investments	(58,034)	(181,541)
Proceeds from maturities of available-for-sale investments	119,650	148,064
Proceeds from sales of available-for-sale investments	73,917	10,930
Purchase of energy storage systems	(2,912)	(469)
Capital expenditures on internally-developed software	(10,123)	(12,652)
Net proceeds from sale of project assets	—	1,251
Capital expenditures on project assets	—	(3,009)
Purchase of property and equipment	(395)	(1,490)
Net cash provided by (used in) investing activities	120,256	(571,925)
FINANCING ACTIVITIES
Proceeds from exercise of stock options and warrants	257	1,194
Payments for taxes related to net share settlement of stock options	—	(2,302)
Proceeds from financing obligations	—	1,519
Repayment of financing obligations	(7,766)	(7,637)
Proceeds from issuance of convertible notes, net of issuance costs of $7,601 and $0 for the nine months ended September 30, 2023 and 2022, respectively	232,399	—
Repayment of convertible notes	(99,754)	—
Purchase of capped call options	(27,840)	—
(Redemption of) investment from non-controlling interests, net	(56)	407
Repayment of notes payable	(2,101)	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Net cash provided by (used in) financing activities	95,139	(6,819)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	114	(304)
Net increase (decrease) in cash, cash equivalents and restricted cash	10,261	(647,682)
Cash, cash equivalents and restricted cash, beginning of year	87,903	747,780
Cash, cash equivalents and restricted cash, end of period	$98,164	$100,098

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$4,070	$4,910
NON-CASH INVESTING AND FINANCING ACTIVITIES
Change in asset retirement costs and asset retirement obligation	$354	$56
Purchases of energy storage systems in accounts payable	$78	$—
Right-of-use asset obtained in exchange for lease liability	$2,782	$—
Stock-based compensation capitalized to internal-use software	$3,033	$1,680

RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH WITHIN THE CONDENSED CONSOLIDATED BALANCE SHEETS TO THE AMOUNTS SHOWN IN THE STATEMENTS OF CASH FLOWS ABOVE:
Cash and cash equivalents	$97,064	$100,098
Restricted cash included in other noncurrent assets	1,100	—
Total cash, cash equivalents, and restricted cash	$98,164	$100,098
The accompanying notes are an integral part of these condensed consolidated financial statements.

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.BUSINESS
Description of the Business
Stem, Inc., together with its consolidated subsidiaries (“Stem,” the “Company,” “we,” “us,” or “our”), is a global leader in artificial intelligence (“AI”) -driven clean energy solutions and services. The Company maintains one of the world’s largest digitally connected, intelligent renewable energy networks, providing customers (i) with an energy storage system, sourced from leading, global battery original equipment manufacturers (“OEMs”), that the Company delivers through its partners, including developers, distributors and engineering, procurement and construction (“EPC”) firms, (ii) edge hardware to aid in the collection of site data and the real-time operation and control of the site plus other optional equipment, (iii) ongoing software platform and professional services to operate standalone energy storage, integrated solar plus storage systems, and solar asset performance monitoring and control through its Athena® clean energy optimization platform (“Athena”), and (iv) solar asset performance monitoring and control, through Athena’s PowerTrack application. In addition, in all the markets where the Company helps manage its customers’ clean energy assets, the Company has agreements to use the Athena platform to participate in such markets and to share the revenue from such market participation.
The Company delivers its battery hardware and software-enabled services to its customers through its Athena platform. The Company’s hardware and recurring software-enabled services mitigate customer energy costs through services such as time-of-use and demand charge management optimization and by aggregating the dispatch of energy through a network of virtual power plants. The resulting network created by the Company’s growing customer base increases grid resilience and reliability through the real-time processing of market-based demand signals, energy prices and other factors in connection with the deployment of renewable energy resources to such customers. Additionally, the Company’s clean energy solutions support renewable energy generation by alleviating grid intermittency issues, thereby reducing customer dependence on traditional, fossil fuel resources.
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

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Liquidity
As of September 30, 2023, the Company had cash and cash equivalents of $97.1 million, short-term investments of $28.3 million, an accumulated deficit of $734.8 million and net working capital of $241.3 million. During the nine months ended September 30, 2023, the Company incurred a net loss of $102.7 million and had negative cash flows from operating activities of $205.2 million. Further, the Company received net proceeds of $232.4 million from the issuance of the Company’s 4.25% Green Convertible Senior Notes due 2030 (the “2030 Convertible Notes”) (as described in Note 10 — Convertible Notes) of which $99.8 million was paid to reduce the principal balance by $163.0 million of the Company’s 0.5% Green Convertible Senior Notes due 2028 (the “2028 Convertible Notes”). The Company believes that its cash position is sufficient to meet capital and liquidity requirements for at least the next 12 months after the date that the financial statements are available to be issued.
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
Supply Chain Constraints and Risk
The Company has in the past faced shortages and shipping delays affecting the supply of inverters, enclosures, battery modules and associated component parts for inverters and battery energy storage systems available for purchase. These shortages and delays were due in part to the evolving macroeconomic, geopolitical and business environment, including the effects of global inflationary pressures and interest rates, general economic slowdown or a recession, changes in monetary policy, instability in financial institutions, the prospect of a shutdown of the U.S. federal government, potential import tariffs, geopolitical pressures, including the Russia-Ukraine armed conflict, rising tensions between China and the United States and unknown effects of current and future trade regulations. The Company cannot predict the full effects the macroeconomic, geopolitical and business environment will continue to have on our business, cash flows, liquidity, financial condition and results of operations. In addition, the COVID-19 pandemic caused, and any new outbreaks or resurgence of COVID-19 and its variants, or outbreaks of other infectious diseases, could again cause, a significant reduction in global economic activity, significantly weakening demand for our products and services.
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X, assuming the Company will continue as a going concern. Accordingly, the condensed consolidated balance sheet at December 31, 2022 has been derived from the audited financial statements at that date, but certain notes or other information that are normally required by GAAP have been omitted if they substantially duplicate the disclosures contained in the Company’s annual audited consolidated financial statements. In the opinion of Stem management, all normal and recurring adjustments considered necessary for a fair statement of the results for the interim period presented have been included in the accompanying unaudited condensed consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2022. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or for any other future interim period or year.
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
The following table summarizes the carrying values of the assets and liabilities of the DevCo JVs that are consolidated by the Company as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$2,482	$6,686
Other current assets	5	38
Other noncurrent assets	5,877	3,208
Total assets	8,364	9,932
Liabilities
Accounts payable	826	356
Other current liabilities	137	97
Total liabilities	$963	$453
For the nine months ended September 30, 2023 and 2022, the Company contributed approximately $0.1 million and $6.6 million in capital investments for hardware purchases, respectively. The net income from the DevCo JVs was $1.2 million and $1.4 million during the three and nine months ended September 30, 2023, respectively, and immaterial during the three and nine months ended September 30, 2022.
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
Significant estimates and assumptions reflected in these unaudited condensed consolidated financial statements include, but are not limited to, depreciable life of energy storage systems; estimates of transaction price with variable consideration; the amortization of acquired intangibles; the amortization of financing obligations; deferred commissions and contract fulfillment costs; the valuation of energy storage systems, internally developed software, and asset retirement obligations; and the fair

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
value of equity instruments, equity-based instruments, derivative liability, accruals related to sales tax liabilities and net assets acquired in a business combination.
Segment Information
Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is the CODM. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, management has determined that the Company operates as one operating segment that is focused exclusively on innovative technology services that transform the way energy is distributed and consumed. The operations acquired as part of the acquisition of AlsoEnergy have been included in the Company’s operating segment. Net assets outside of the U.S. were less than 10% of total net assets as of September 30, 2023 and December 31, 2022.
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
At times, the Company may be subject to a concentration of credit risk in relation to certain customers due to the purchase of large energy storage systems made by such customers. The Company routinely assesses the creditworthiness of its customers. The Company has not experienced material losses related to receivables from individual customers, or groups of customers during the nine months ended September 30, 2023 and 2022. The Company does not require collateral. Due to these factors, no additional credit risk beyond amounts provided for credit losses is believed by management to be probable in the Company’s accounts receivable.
Significant Customers
A significant customer represents 10% or more of the Company’s total revenue or accounts receivable, net balance at each reporting date. For each significant customer, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable are as follows:

	Accounts Receivable		Revenue		Revenue
	September 30,	December 31,	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022	2023	2022
Customers:
Customer A	54%	54%	*	58%	18%	52%
Customer B	10%	16%	*	*	*	*
Customer C	14%	11%	*	*	*	*
Customer D	*	*	*	12%	*	*
Customer E	*	*	89%	*	41%	*
*Total less than 10% for the period.

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

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Financial assets and liabilities held by the Company measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 include cash and cash equivalents, short-term investments, derivative liability, and convertible notes.
3.REVENUE
Disaggregation of Revenue
The following table provides information on the disaggregation of revenue as recorded in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Hardware revenue	$117,143	$85,809	$246,461	$171,358
Services and other revenue	16,597	13,692	47,630	36,178
Total revenue	$133,740	$99,501	$294,091	$207,536
The following table summarizes reportable revenue by geographic regions determined based on the location of the customers (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
United States	$129,800	$97,815	$280,010	$201,475
Rest of the world	3,940	1,686	14,081	6,061
Total revenue	$133,740	$99,501	$294,091	$207,536

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Remaining Performance Obligations
Remaining performance obligations represent contracted revenue that has not been recognized, which include contract liabilities (deferred revenue) and amounts that will be billed and recognized as revenue in future periods. As of September 30, 2023 and September 30, 2022, the Company had $545.3 million and $365.8 million of remaining performance obligations, respectively, and the approximate percentages expected to be recognized as revenue in the future are as follows (in thousands, except percentages):

	September 30, 2023
	Total Remaining Performance Obligations	Percent Expected to be Recognized as Revenue
		Less Than One Year	Two to Five Years	Greater Than Five Years
Services and other revenue	$331,520	14%	48%	38%
Hardware revenue	213,813	100%	—%	—%
Total revenue	$545,333

	September 30, 2022
	Total Remaining Performance Obligations	Percent Expected to be Recognized as Revenue
		Less Than One Year	Two to Five Years	Greater Than Five Years
Services and other revenue	$264,195	17%	51%	32%
Hardware revenue	101,603	98%	2%	—%
Total revenue	$365,798
Contract Balances
Deferred revenue primarily includes cash received in advance of revenue recognition related to energy optimization services and incentives. The following table presents the changes in the deferred revenue balance during the nine months ended September 30, 2023 and September 30, 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022
Beginning balance	$138,074	$37,443
Deferred revenue acquired upon business combination	—	49,626
Upfront payments received from customers	217,360	113,101
Upfront or annual incentive payments received	2,805	4,592
Revenue recognized related to amounts that were included in beginning balance of deferred revenue	(26,538)	(16,122)
Revenue recognized related to amounts that were included in acquired balance of deferred revenue	—	(3,338)
Revenue recognized related to deferred revenue generated during the period	(165,997)	(66,612)
Ending balance	$165,704	$118,690
Parent Company Guarantees
In certain customer contracts, the Company previously agreed to provide a guarantee that the value of purchased hardware will not decline for a certain period of time. Under this guarantee, if these customers were unable to install or designate the hardware to a specified project within such period of time, the Company would be required to assist the customer in re-marketing the hardware for resale by the customer. The guarantee provided that, in such cases, if the customer resold the hardware for less than the amount initially sold to the customer, the Company would be required to compensate the customer for any shortfall in fair value for the hardware from the initial contract price. The Company accounts for such contractual terms and guarantees as variable consideration at each measurement date. The Company updates its estimate of variable consideration, including changes in estimates related to such guarantees, each quarter for facts or circumstances that have changed from the time of the initial estimate. As a result, the Company recorded a revenue reduction during the third quarter of fiscal year 2023 of $32.7 million in hardware revenue relating to hardware deliveries prior to third quarter 2023. During the

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
three months ended September 30, 2023, variable consideration relating to current quarter hardware deliveries was constrained by $4.7 million.
4.SHORT-TERM INVESTMENTS
The following tables summarize the estimated fair value of the Company’s short-term investments and the gross unrealized holding gains and losses as of September 30, 2023 and December 31, 2022 (in thousands):

	As of September 30, 2023
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Corporate debt securities	$5,052	$—	$(10)	$5,042
U.S. government bonds	9,985	—	(12)	9,973
Certificate of deposits	3,000	—	—	3,000
Treasury bills	6,793	—	—	6,793
Agency bonds	3,503	—	(10)	3,493
Total short-term investments	$28,333	$—	$(32)	$28,301

	As of December 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Corporate debt securities	$17,056	$—	$(164)	$16,892
Commercial paper	18,922	—	—	18,922
U.S. government bonds	106,774	—	(1,515)	105,259
Certificate of deposits	9,986	—	—	9,986
Treasury bills	9,518	3	(5)	9,516
Agency bonds	1,500	—	(1)	1,499
Total short-term investments	$163,756	$3	$(1,685)	$162,074

The following table presents the contractual maturities of the Company’s short-term investments as of September 30, 2023 (in thousands):

	As of September 30, 2023
	Amortized cost	Estimated Fair Value
Due within one year	$28,333	$28,301
Total	$28,333	$28,301

The Company periodically reviews the individual securities that have unrealized losses on a regular basis to evaluate whether or not any security has experienced, or is expected to experience, credit losses resulting in the decline in fair value. The Company evaluates, among other factors, whether the Company intends to sell any of these marketable securities and whether it is more likely than not that the Company will be required to sell any of them before recovery of the amortized cost basis. During the nine months ended September 30, 2023, the Company did not record an allowance for credit losses, as management believes any such losses would be immaterial based on the investment-grade credit rating for each of the short-term investments as of the end of each period.
5.FAIR VALUE MEASUREMENTS
Fair value accounting is applied for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. At September 30, 2023 and December 31, 2022, the carrying amount of accounts receivable, other current assets, accounts payable, and accrued and other current liabilities approximated their estimated fair value due to their relatively short maturities.

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table provides the financial instruments measured at fair value (in thousands):

	September 30, 2023
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market fund	$30,293	$—	$—	$30,293
Commercial paper	—	—	—	—
Debt securities:
Corporate debt securities	—	5,042	—	5,042
U.S. government bonds	—	9,973	—	9,973
Certificate of deposits	—	3,000	—	3,000
Treasury bills	—	6,793	—	6,793
Agency bonds	—	3,493	—	3,493
Total financial assets	$30,293	$28,301	$—	$58,594

Liabilities:
Derivative liability	$—	$—	$7,731	$7,731

	December 31, 2022
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market fund	$10,618	$—	$—	$10,618
Commercial paper	—	2,988	—	2,988
Debt securities:
Corporate debt securities	—	16,892	—	16,892
Commercial paper	—	18,922	—	18,922
U.S. government bonds	—	105,259	—	105,259
Certificate of deposits	—	9,986	—	9,986
Treasury bills	—	9,516	—	9,516
Other	—	1,499	—	1,499
Total financial assets	$10,618	$165,062	$—	$175,680
The Company’s money market funds are classified as Level 1 because they are valued using quoted market prices. The Company’s short-term investments consist of available-for-sale securities and are classified as Level 2 because their value is based on valuations using significant inputs derived from or corroborated by observable market data. The Company’s other current liabilities includes a derivative liability that is attributable to a derivative feature within a revenue contract, whereby final settlement is indexed to the price per ton of lithium carbonate. The balance will be valued using a third party forecast for lithium carbonate. As the derivative instrument is not traded on an exchange they are classified within Level 3 of the fair value hierarchy.

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Fair Value of Convertible Promissory Notes
The convertible notes are recorded at face value less unamortized debt issuance costs (see Note 10 — Convertible Notes for additional details) on the condensed consolidated balance sheets as of September 30, 2023. As of September 30, 2023 and December 31, 2022, the estimated fair value of the 2028 Convertible Notes was $177.9 million and $293.1 million, respectively, based on Level 2 quoted bid prices of the convertible notes in an over-the-counter market on the last trading date of the reporting period. As of September 30, 2023, the estimated fair value of the 2030 Convertible Notes was $192.1 million, based on Level 2 quoted bid prices of the convertible notes in an over-the-counter market on the last trading date of the reporting period.
6.BUSINESS COMBINATIONS
AlsoEnergy Acquisition
On February 1, 2022, Stem, Inc. acquired 100% of the outstanding shares of AlsoEnergy. AlsoEnergy provides end-to-end turnkey solutions that monitor and manage renewable energy systems. The total consideration to acquire AlsoEnergy was $652.0 million, comprised of $543.1 million in cash, net of a working capital adjustment for an escrow recovery, and $108.9 million in the form of 8,621,006 shares of the Company’s common stock. The Company incurred $6.1 million of transaction costs related to the acquisition of AlsoEnergy, which were recorded in general and administrative expense in the nine months ended September 30, 2022.
Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information summarizes the combined results of operations for the Company and AlsoEnergy, as if the acquisition had occurred on January 1, 2022. The pro forma financial information is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total revenue	$133,740	$99,501	$294,091	$211,372
Net loss	$(77,072)	$(34,275)	$(102,728)	$(96,686)
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
7.GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
Goodwill consists of the following (in thousands):

	September 30,	December 31,
	2023	2022
Goodwill	$547,158	$547,556
Recovery of escrow from AlsoEnergy acquisition	—	(915)
Effect of foreign currency translation	6	8
Total goodwill	$547,164	$546,649

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Intangible Assets, Net
Intangible assets, net, consists of the following (in thousands):

	September 30,	December 31,
	2023	2022
Developed technology	$32,000	$30,600
Trade name	11,300	11,300
Customer relationships	106,800	106,800
Backlog	3,900	3,900
Internally developed software	62,628	49,472
Intangible assets	216,628	202,072
Less: Accumulated amortization	(58,309)	(39,809)
Add: Currency translation adjustment	2	2
Total intangible assets, net	$158,321	$162,265
Amortization expense for intangible assets was $5.2 million and $6.5 million for the three months ended September 30, 2023 and 2022, respectively, and $18.5 million and $16.9 million for the nine months ended September 30, 2023 and 2022, respectively.
8.ENERGY STORAGE SYSTEMS, NET
Energy Storage Systems, Net
Energy storage systems, net, consists of the following (in thousands):

	September 30,	December 31,
	2023	2022
Energy storage systems placed into service	$141,759	$143,154
Less: accumulated depreciation	(65,606)	(58,782)
Energy storage systems not yet placed into service	4,556	6,385
Total energy storage systems, net	$80,709	$90,757
Depreciation expense for energy storage systems was approximately $3.6 million and $3.8 million for the three months ended September 30, 2023 and 2022, respectively, and approximately $10.8 million and $11.2 million for the nine months ended September 30, 2023 and 2022, respectively. Depreciation expense is recognized in cost of services and other revenue.
Impairment expense for energy storage systems was approximately $0.3 million and $0.4 million for the three months ended September 30, 2023 and 2022, respectively, and approximately $2.3 million and $1.3 million for the nine months ended September 30, 2023 and 2022, respectively. Impairment expense is recognized in cost of services and other revenue.
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
The Company’s net proceeds from this offering were approximately $445.7 million, after deducting the 2021 Initial Purchasers’ discounts and debt issuance costs. To minimize potential dilution to the Company’s common stockholders upon conversion of the 2028 Convertible Notes, the Company entered into separate capped call transactions (the “2028 Capped Calls”) as described below. In connection with the issuance of the 2030 Convertible Notes during the second quarter of 2023, the Company used approximately $99.8 million of the net proceeds to purchase and surrender for cancellation approximately $163.0 million aggregate principal amount of the Company’s 2028 Convertible Notes, which resulted in a $59.4 million gain on debt extinguishment. See 2030 Convertible Notes below for further details of the 2030 Convertible Notes.
Upon adoption of ASU 2020-06, the Company allocated all of the debt discount to long-term debt. The debt discount is amortized to interest expense using the effective interest method, computed to be 0.9%, over the life of the 2028 Convertible Notes or approximately its seven-year term. The outstanding 2028 Convertible Notes balances as of September 30, 2023 and December 31, 2022 are summarized in the following table (in thousands):

	September 30, 2023	December 31, 2022
Long Term Debt
Outstanding principal	$297,024	$460,000
Unamortized initial purchaser’s debt discount and debt issuance cost	(6,825)	(12,091)
Net carrying amount	$290,199	$447,909

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents total interest expense recognized related to the 2028 Convertible Notes during the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cash interest expense
Contractual interest expense	$371	$575	$1,322	$1,725
Non-cash interest expense
Amortization of debt discount and debt issuance cost	323	497	1,163	1,488
Total interest expense	$694	$1,072	$2,485	$3,213
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

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The outstanding 2030 Convertible Notes balances as of September 30, 2023 are summarized in the following table (in thousands):

September 30, 2023
Long Term Debt
Outstanding principal	$240,000
Unamortized initial purchaser’s debt discount and debt issuance cost	(7,131)
Net carrying amount	$232,869
The debt discount and debt issuance costs are amortized to interest expense using the effective interest method, computed to be 4.70%, over the life of the 2030 Convertible Notes or its approximately seven-year term.
The following table presents total interest expense recognized related to the 2030 Convertible Notes during the three months ended September 30, 2023 (in thousands):

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Cash interest expense
Contractual interest expense	$2,550	$5,043
Non-cash interest expense
Amortization of debt discount and debt issuance cost	239	470
Total interest expense	$2,789	$5,513
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
The 2030 Capped Calls are considered separate transactions entered into by and between the Company and the 2030 Capped Calls counterparties, and are not part of the terms of the 2030 Convertible Notes. The Company recorded a reduction to additional paid-in capital of $27.8 million during the second quarter of 2023 related to the premium payments for the 2030 Capped Calls. These instruments meet the conditions outlined in ASC 815 to be classified in stockholders’ equity and are not subsequently remeasured as long as the conditions for equity classification continue to be met.
11.WARRANTS
Legacy Stem Warrants
Prior to the Merger, the Company had issued warrants to purchase shares of Legacy Stem’s preferred stock in conjunction with various debt financings. The Company has also issued warrants to purchase shares of Legacy Stem’s common stock. Upon effectiveness of the Merger, the Company had 50,207,439 warrants outstanding, of which substantially all were converted into 2,759,970 shares of common stock of Stem. Upon conversion of the warrants, the existing warrant liabilities were remeasured to fair value resulting in a gain on remeasurement of $100.9 million and a total warrant liability of $60.6 million, which was then reclassified to additional paid-in-capital. At September 30, 2023, there were 2,533 Legacy Stem Warrants outstanding. These instruments are exercisable into the Company’s common stock and are equity classified.

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

Stock Options
The following table summarizes the stock option activity for the period ended September 30, 2023:

	Number of Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Balances as of December 31, 2022	8,243,637	$6.88	6.6	$35,566
Options granted	1,291,349	10.25
Options exercised	(116,717)	2.20
Options forfeited and expired	(356,188)	15.64
Balances as of September 30, 2023	9,062,081	$7.08	6.2	$10,278
Options vested and exercisable — September 30, 2023	6,091,126	$4.88	5.1	$10,230
As of September 30, 2023, the Company had approximately $17.3 million of remaining unrecognized stock-based compensation expense for stock options, which is expected to be recognized over a weighted average period of 1.5 years.

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Restricted Stock Units
The following table summarizes the RSU activity for the period ended September 30, 2023:

	Number of RSUs Outstanding (1)	Weighted-Average Grant Date Fair Value Per Share
Balances as of December 31, 2022	6,719,490	$15.34
RSUs granted	7,542,131	5.62
RSUs vested	(1,226,174)	10.78
RSUs forfeited	(1,791,088)	8.65
Balances as of September 30, 2023	11,244,359	$10.56
(1) Includes certain restricted stock units with service and market-based vesting criteria.

As of September 30, 2023, the Company had approximately $79.5 million of remaining unrecognized stock-based compensation expense for RSUs, which is expected to be recognized over a weighted average period of 1.9 years.
Stock-Based Compensation
The following table summarizes stock-based compensation expense recorded in each component of operating expenses in the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Sales and marketing	$1,614	$1,172	$4,109	$3,102
Research and development	2,467	1,589	6,733	3,458
General and administrative	7,117	4,917	17,478	13,850
Total stock-based compensation expense	$11,198	$7,678	$28,320	$20,410
Research and development expenses of $1.2 million and $0.6 million corresponding to internal-use software, were capitalized during the three months ended September 30, 2023 and 2022, respectively. Research and development expenses of $3.1 million and $1.7 million, corresponding to internal-use software, were capitalized during the nine months ended September 30, 2023 and 2022, respectively.
Awards under our stock bonus program issued through the 2021 Plan are accounted for as liability-classified awards, because the obligations are based predominantly on fixed monetary amount determined at a future date to be settled with a variable number of shares of our common stock. We recognized stock-based compensation expense related to such bonuses in the amount of $1.5 million during the three and nine months ended September 30, 2023.

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
13.NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss per share attributable to common stockholders, basic and diluted	$(77,072)	$(34,279)	$(102,728)	$(88,781)

Denominator:
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	155,829,348	154,392,573	155,474,725	153,043,010

Net loss per share attributable to common stockholders, basic and diluted	$(0.49)	$(0.22)	$(0.66)	$(0.58)
The following table shows total outstanding potentially dilutive shares excluded from the computation of diluted loss per share as their effect would have been anti-dilutive, as of September 30, 2023 and 2022:

	September 30, 2023	September 30, 2022
Outstanding 2028 Convertible Notes	10,157,181	15,730,390
Outstanding 2030 Convertible Notes	33,673,584	—
Outstanding stock options	9,062,081	8,296,551
Outstanding warrants	2,533	2,533
Outstanding RSUs	11,244,359	6,557,284
Total	64,139,738	30,586,758
14.INCOME TAXES
The following table reflects the Company’s (provision for) benefit from income taxes and the effective tax rates for the periods presented below (in thousands, except effective tax rate):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Loss before benefit from (provision for) income taxes	$(77,118)	$(34,256)	$(102,374)	$(103,982)
Benefit from (provision for) income taxes	$46	$(19)	$(354)	$15,201
Effective tax rate	0.1%	(0.1)%	(0.3)%	14.6%
For the three months ended September 30, 2023, the Company recognized a benefit from income taxes of $46 thousand, representing an effective tax rate of 0.1%, which was lower than the statutory federal tax rate because the Company maintains a valuation allowance on its U.S. deferred tax assets. For the nine months ended September 30, 2023, the Company recognized a provision for income taxes of $0.4 million, representing an effective tax rate of (0.3)%, which was lower than the statutory federal tax rate due to a $0.3 million tax benefit from an acquisition for a partial valuation allowance release on U.S. deferred tax assets due to the deferred tax liability established in purchase accounting on acquired intangibles during the nine months ended September 30, 2023. For the nine months ended September 30, 2022, the Company recognized a benefit from income taxes of $15.2 million, representing an effective tax rate of 14.6%, which was lower than the statutory federal tax rate due to a $15.1 million tax benefit from the acquisition of AlsoEnergy for a partial valuation allowance release on U.S. Deferred tax assets due to the deferred tax liability established in purchase accounting on the acquired intangibles.

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
Commitments
On March 1, 2023, the Company recognized a $2.8 million operating lease liability and a corresponding operating lease right-of-use (“ROU”) asset, which are included in the condensed consolidated balance sheets as of September 30, 2023. The operating lease liability and operating lease ROU asset correspond to 41,811 square feet of leased office in Gurugram, India. As of the commencement date of the lease, the remaining lease term was 58 months. The lease agreement contemplates options to extend the non-cancelable lease term, which have been determined not reasonably certain to be exercised. Base rent is approximately $58,500 per month with escalating payments.
Non-Income Related Taxes
The Company is in the process of finalizing its sales tax liability analysis for states in which it has economic nexus. During the third quarter of 2023, the Company determined it was probable the Company would be subject to sales tax liabilities plus applicable interest and has estimated the probable exposure to be $5.6 million and accordingly, the Company accrued this amount with a corresponding charge to earnings as of September 30, 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Note Regarding Forward-Looking Statements
This third quarter 2023 Form 10-Q, as well as other statements we make, contains “forward-looking statements” within the meaning of the federal securities laws, which include any statements that are not historical facts. Such statements often contain words such as “expect,” “may,” “can,” “believe,” “predict,” “plan,” “potential,” “projected,” “projections,” “forecast,” “estimate,” “intend,” “anticipate,” “ambition,” “goal,” “target,” “think,” “should,” “could,” “would,” “will,” “hope,” “see,” “likely,” and other similar words.
Forward-looking statements address matters that are, to varying degrees, uncertain, such as statements about financial and performance targets and other forecasts or expectations regarding, or dependent on, our business outlook; the expected benefits of the combined Stem/AlsoEnergy company; our ability to secure sufficient and timely inventory from suppliers; our ability to meet contracted customer demand; our ability to manage supply chain issues and manufacturing or delivery delays; our joint ventures, partnerships and other alliances; forecasts or expectations regarding energy transition and global climate change; reduction of greenhouse gas (“GHG”) emissions; the integration and optimization of energy resources; our business strategies and those of our customers; our ability to retain or upgrade current customers, further penetrate existing markets or expand into new markets; our ability to manage our supply chains and distribution channels and the effects of natural disasters and other events beyond our control; the direct or indirect effects on our business of macroeconomic factors and geopolitical instability, such as the ongoing conflict in Ukraine; the expected benefits of the Inflation Reduction Act of 2022 on our business; and future results of operations, including adjusted EBITDA.
Such forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements, including but not limited to our inability to secure sufficient and timely inventory from our suppliers, as well as contracted quantities of equipment; our inability to meet contracted customer demand; supply chain interruptions and manufacturing or delivery delays; disruptions in sales, production, service or other business activities; general macroeconomic and business conditions in key regions of the world, including inflationary pressures, general economic slowdown or a recession, rising interest rates, changes in monetary policy, instability in financial institutions, and the prospect of a shutdown of the U.S. federal government; the direct and indirect effects of widespread health emergencies on our workforce, operations, financial results and cash flows; geopolitical instability, such as the ongoing conflict in Ukraine; the results of operations and financial condition of our customers and suppliers; pricing pressures; weather and seasonal factors; our inability to continue to grow and manage our growth effectively; our inability to attract and retain qualified employees and key personnel; our inability to comply with, and the effect on our business of, evolving legal standards and regulations, including concerning data protection and consumer privacy and evolving labor standards; risks relating to the development and performance of our energy storage systems and software-enabled services; our inability to retain or upgrade current customers, further penetrate existing markets or expand into new markets; the risk that our business, financial condition and results of operations may be adversely affected by other political, economic, business and competitive factors; and other risks and uncertainties discussed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, Part II, Item 1A. “Risk Factors” of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2023 and June 30, 2023 and in our other filings with the SEC. If one or more of these or other risks or uncertainties materialize (or the consequences of any such development changes), or should our underlying assumptions prove incorrect, actual results or outcomes, or the timing of these results or outcomes, may vary materially from those reflected in our forward-looking statements. Forward-looking and other statements in this report regarding our environmental, social, and other sustainability plans and goals are not an indication that these statements are necessarily material to investors or required to be disclosed in our filings with the SEC. In addition, historical, current, and forward-looking environmental, social, and sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. Forward-looking statements in this report are made as of the date of this report, and we do not assume any obligation to update any forward-looking statements after the date of this report, except as required by law.
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

Overview
Our mission is to maximize the economic, environmental, and resiliency value of renewable energy assets through our leading artificial intelligence (“AI”) platform. In order to fulfill our mission, we provide our customers, which include commercial and industrial (“C&I”) enterprises as well as independent power producers, renewable project developers, utilities and grid operators, with (i) an energy storage system, sourced from leading, global battery original equipment manufacturers (“OEMs”), that we deliver through our partners, including developers, distributors, and engineering, procurement and construction (“EPC”) firms, (ii) edge hardware to aid in the collection of site data and the real-time operation and control of the site plus other optional equipment, (iii) ongoing software platform and professional services to operate integrated energy storage, and solar systems, through our Athena® clean energy optimization (“Athena”) and applications. In addition, in all the markets where we help manage our customers’ clean energy assets, we have agreements to use the Athena platform to participate in such markets and to share the revenue from such market participation.
We operate in two key areas within the energy landscape: Behind-the-Meter (“BTM”) and Front-of-the-Meter (“FTM”). An energy system’s position in relation to a customer’s electric meter determines whether it is designated a BTM or FTM system. BTM systems provide power that can be used on-site without interacting with the electric grid and passing through an electric meter. Our software reduces C&I customer energy bills, increases their energy yield, and helps our customers facilitate the achievement of their corporate environmental, social, and corporate governance (“ESG”) and carbon reduction objectives. Through PowerTrack, our software maximizes energy output and minimizes asset downtime.
FTM, grid-connected systems provide power to off-site locations and must pass through an electric meter prior to reaching an end-user. Through Athena, our FTM storage systems decrease risk for project developers, asset owners, independent power producers and investors by adapting to dynamic energy market conditions in connection with the deployment of electricity and improving the value of energy assets over the course of their FTM system’s lifetime.
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
Our total revenue grew from $99.5 million for the three months ended September 30, 2022 to $133.7 million for the three months ended September 30, 2023. We incurred net losses of $77.1 million for the three months ended September 30, 2023 and incurred net losses of $34.3 million for the three months ended September 30, 2022. Our total revenue grew from $207.5 million for the nine months ended September 30, 2022 to $294.1 million for the nine months ended September 30, 2023. For the nine months ended September 30, 2023 and 2022, we incurred net losses of $102.7 million and $88.8 million, respectively. As of September 30, 2023, we had an accumulated deficit of $734.8 million.
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

Supply Chain Constraints and Risk
We rely on a very small number of suppliers of energy storage systems and other equipment. If any of our suppliers were unable or unwilling to provide us with contracted quantities in a timely manner at prices, quality levels, and volumes acceptable to us, we would have very limited alternatives for supply, and we may not be able find suitable replacements for our customers, if at all. Such an event could materially adversely affect our business, prospects, financial condition, and results of operations.
In addition, the global supply chain and our industry have experienced significant disruptions in recent periods. We have seen supply chain challenges and logistics constraints increase, including shortages of inverters, enclosures, battery modules, and associated component parts for inverters and battery energy storage systems available for purchase. In certain cases, this has caused delays in critical equipment and inventory, longer lead times, and has resulted in cost volatility. These shortages and delays can be attributed in part to macroeconomic conditions, such as labor shortages, rising inflation, rising interest rates, and a recessionary environment and geographical instability, including the ongoing conflict between Russia and Ukraine and rising tensions between China and the United States, among other factors. If these shortages and delays persist through the remainder of 2023, they could adversely affect the timing of when battery energy storage systems can be delivered and installed, and when (or if) we can begin to generate revenue from those systems. In addition, we have experienced and are experiencing varying levels of volatility in costs of equipment and labor resulting in part from disruptions caused by general global macroeconomic conditions, including inflationary pressures.
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
Parent Company Guarantees
In certain customer contracts, the Company previously agreed to provide a guarantee that the value of purchased hardware will not decline for a certain period of time, as more fully described above under Note 3 — Revenue, of the Notes to the unaudited condensed consolidated financial statements in this report. The Company accounts for such contractual terms and guarantees as variable consideration at each measurement date. The Company updates its estimate of variable consideration, including changes in estimates related to such guarantees, each quarter for facts or circumstances that have changed from the time of the initial estimate. As a result, the Company recorded a revenue reduction of $37.4 million in hardware revenue during the three and nine months ended September 30, 2023. Specifically, $16.9 million of the overall reduction in revenue is related to deliveries that occurred during the fourth quarter of 2022, $15.8 million is related to hardware deliveries that occurred during the second quarter of 2023, and variable consideration relating to current quarter hardware deliveries was constrained by $4.7 million.
The Company does not intend to provide such parent company guarantees in customer contracts going forward. Because these contractual terms and guarantees had not previously resulted in a revenue reduction in prior periods, and because the Company does not intend to provide such parent company guarantees in customer contracts going forward, the Company believes that excluding the impact of the $37.4 million reduction in revenue enhances the comparability to the Company’s adjusted EBITDA and non-GAAP gross profit in prior periods.
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
Non-GAAP Gross Profit and Margin
We define non-GAAP gross profit as gross profit excluding both amortization of capitalized software, impairments related to decommissioning of end-of-life systems and reduction in revenue, and including revenue constraint. We define non-GAAP gross margin as non-GAAP gross profit as a percentage of revenue.
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
The following table provides a reconciliation of gross profit and margin (GAAP) to non-GAAP gross profit and margin (in millions, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$133.7	$99.5	$294.1	$207.5
Cost of revenue	(154.0)	(90.4)	(301.5)	(187.0)
GAAP gross (loss) profit	(20.3)	9.1	(7.4)	20.5
GAAP gross margin (%)	(15)%	9%	(3)%	10%

Non-GAAP Gross Profit
GAAP Revenue	$133.7	$99.5	$294.1	$207.5
Add: Revenue constraint (1)	—	—	10.2	—
Add: Revenue reduction (2)	37.4	—	37.4	—
Subtotal	171.1	99.5	341.7	207.5
Less: Cost of revenue	(154.0)	(90.4)	(301.5)	(187.0)
Add: Amortization of capitalized software & developed technology	3.5	2.9	9.8	7.6
Add: Impairments	0.8	0.4	2.9	2.2
Non-GAAP gross profit	$21.4	$12.4	$52.9	$30.3
Non-GAAP gross margin (%)	12%	13%	15%	15%
(1) Refer to the discussion of revenue constraint in “— Non-GAAP Gross Profit and Margin” above.
(2) Refer to the discussion of reduction in revenue in “— Parent Company Guarantees” above.
Adjusted EBITDA
We calculate adjusted EBITDA as net loss attributable to Stem before depreciation and amortization, including amortization of internally developed software, net interest expense, further adjusted to exclude stock-based compensation and other income and expense items, including the net gain on extinguishment of debt, revenue constraint, reduction in revenue, change in fair value of derivative liability, transaction and acquisition-related charges, litigation settlement, restructuring costs and income tax provision or benefit. The expenses and other items that we exclude in our calculation of adjusted EBITDA may differ from the expenses and other items, if any, that other companies exclude when calculating adjusted EBITDA.

The following table provides a reconciliation of adjusted EBITDA to net loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Net loss attributable to Stem	$(77,072)	$(34,279)	$(102,728)	$(88,781)
Adjusted to exclude the following:
Depreciation and amortization (1)	11,531	11,547	36,098	33,353
Interest expense, net	4,405	2,520	10,085	8,429
Gain on extinguishment of debt, net	—	—	(59,121)	—
Stock-based compensation	11,198	7,678	28,320	20,410
Revenue constraint (2)	—	—	10,200	—
Revenue reduction (3)	37,377	—	37,377	—
Change in fair value of derivative liability	5,155	—	7,731	—
Transaction costs in connection with business combination	—	—	—	6,068
Litigation settlement	—	—	—	(727)
(Benefit from) provision for income taxes	(46)	19	354	(15,201)
Other expenses (4)	6,591	—	7,612	—
Adjusted EBITDA	$(861)	$(12,515)	$(24,072)	$(36,449)
(1) Depreciation and amortization includes depreciation and amortization expense, impairment loss of energy storage systems, and impairment loss of project assets.
(2) Refer to the discussion of revenue constraint in “— Non-GAAP Gross Profit and Margin” above.
(3) Refer to the discussion of reduction in revenue in “— Parent Company Guarantees” above.
(4) Adjusted EBITDA for the three and nine months ended September 30, 2023 reflects other expenses of $6.6 million and $7.6 million, respectively. For the three months ended September 30, 2023, other expenses includes $5.6 million in accruals for sales taxes, $0.5 million for impairments, $0.3 million for expenses related to restructuring costs, and $0.2 million of other non-recurring expenses. For the nine months ended September 30, 2023, other expenses include $5.6 million in accruals for sales taxes, $0.5 million for impairments, $0.3 million of other non-recurring expense, and $1.2 million for expenses related to restructuring costs to pursue greater efficiency and to realign our business and strategic priorities. Restructuring expenses consisted of employee severance and other exit costs.

Financial Results and Key Metrics
The following table presents our financial results and our key metrics (in millions unless otherwise noted):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Key Financial Metrics
Revenue	$133.7	$99.5	$294.1	$207.5
GAAP gross (loss) profit	$(20.3)	$9.1	$(7.4)	$20.5
GAAP gross margin (%)	(15)%	9%	(3)%	10%
Non-GAAP gross profit	$21.4	$12.4	$52.9	$30.3
Non-GAAP gross margin (%)	12%	13%	15%	15%
Net loss attributable to Stem	$(77.1)	$(34.3)	$(102.7)	$(88.8)
Adjusted EBITDA	$(0.9)	$(12.5)	$(24.1)	$(36.4)

Key Operating Metrics
Bookings (1)	$676.4	$222.9	$1,276.3	$599.4
Contracted backlog* (2)	$1,836.6	$817.2	$1,836.6	$817.2
Contracted storage AUM (in GWh)* (3)	5.0	2.7	5.0	2.7
Solar monitoring AUM (in GW)* (4)	26.3	25.0	26.3	25.0
CARR* (5)	$87.5	61.4	$87.5	61.4
* at period end
(1) As described below.
(2) Total value of bookings in dollars, as reflected on a specific date. Backlog increases as new contracts are executed (bookings) and decreases as integrated storage systems are delivered and recognized as revenue.

(3) Total GWh of systems in operation or under contract. Contracted storage AUM as of September 30, 2022 has been adjusted from 2.4 GWh, as previously disclosed, to 2.7 GWh. Revised AUM reflects adjustments to total GWh of energy storage systems to previously executed customer contracts as a result of revisions to the system configuration or changes in hardware specifications due to updates from the original equipment manufacturer.

(4) Total GW of systems in operation or under contract.
(5) Contracted Annual Recurring Revenue (“CARR”): Annual run rate for all executed software services contracts including contracts signed in the period for systems that are not yet commissioned or operating.

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
The following discussion and analysis of our results of operations and our liquidity and capital resources include the results of operations for AlsoEnergy for the period from February 1, 2022. For additional information, including pro forma results of operations for the three and nine months ended September 30, 2022 calculated as if AlsoEnergy had been acquired as of January 1, 2022, see Note 6 — Business Combinations, of the Notes to the unaudited condensed consolidated financial statements in this report.
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
We generate hardware revenue through partnership arrangements consisting of promises to sell an energy storage system to solar plus storage project developers. Performance obligations are satisfied when the energy storage system along with all ancillary hardware components are delivered. The milestone payments received before the delivery of hardware are treated as deferred revenue. In certain customer contracts, the Company previously agreed to provide a guarantee that the value of purchased hardware will not decline for a certain period of time, as more fully described above under Note 3 — Revenue, of the Notes to the unaudited condensed consolidated financial statements in this report. We separately generate services revenue through partnership arrangements by providing energy optimization services after the developer completes the installation of the project.
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
Gross (Loss) Profit
Our gross (loss) profit fluctuates significantly from quarter to quarter. Gross profit, calculated as revenue less costs of revenue, has been, and will continue to be, affected by various factors, including fluctuations in the amount and mix of revenue and the amount and timing of investments to expand our customer base. Over the long term, we hope to increase both our gross profit in absolute dollars and gross margin as a percentage of revenue through enhanced operational efficiency and economies of scale.
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
Other (Expense) Income, Net
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
Change in Fair Value of Derivative Liability
Change in fair value of derivative liability is related to the revaluation of derivative feature within a revenue contract, whereby final settlement is indexed to the price per ton of lithium carbonate.
Other Income, Net
Other income, net consists primarily of income from equity investments and foreign exchange gains or losses.

Results of Operations for the Three Months Ended September 30, 2023 and 2022

	Three Months Ended September 30,		$ Change	% Change
	2023	2022
	(in thousands, except percentages)
Revenue
Services and other revenue	$16,597	$13,692	$2,905	21%
Hardware revenue	117,143	85,809	31,334	37%
Total revenue	133,740	99,501	34,239	34%
Cost of revenue
Cost of services and other revenue	13,684	11,445	2,239	20%
Cost of hardware revenue	140,347	78,929	61,418	78%
Total cost of revenue	154,031	90,374	63,657	70%
Gross (loss) profit	(20,291)	9,127	(29,418)	(322)%
Operating expenses:
Sales and marketing	11,605	13,187	(1,582)	(12)%
Research and development	14,420	10,526	3,894	37%
General and administrative	21,955	18,013	3,942	22%
Total operating expenses	47,980	41,726	6,254	15%
Loss from operations	(68,271)	(32,599)	(35,672)	109%
Other expense, net:
Interest expense, net	(4,405)	(2,520)	(1,885)	75%
Change in fair value of derivative liability	(5,155)	—	(5,155)	*
Other income, net	713	863	(150)	(17)%
Total other expense, net	(8,847)	(1,657)	(7,190)	434%
Loss before benefit from (provision for) income taxes	(77,118)	(34,256)	(42,862)	125%
Benefit from (provision for) income taxes	46	(19)	65	*
Net loss	(77,072)	(34,275)	(42,797)	125%
Net income attributed to non-controlling interests	—	4	(4)	(100)%
Net loss attributable to Stem	$(77,072)	$(34,279)	$(42,793)	125%
*Percentage is not meaningful
Revenue
Revenue increased by $34.2 million, or 34%, for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. The increase was primarily driven by a $31.3 million increase in hardware revenue primarily due to an increase in demand for systems related to both FTM and BTM partnership agreements. Services and other revenue also increased by $2.9 million primarily due to an increase in solar services subscriptions from existing and new customers.
Cost of Revenue
Cost of revenue increased by $63.7 million, or 70%, for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. The increase was primarily driven by an increase in cost of hardware revenue of $61.4 million due to the increase in demand for systems. Cost of services and other revenue also increased by $2.2 million, primarily due to solar cloud service costs and amortization of internally developed software costs.

Operating Expenses
Sales and Marketing
Sales and marketing expense decreased by $1.6 million, or 12%, for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. The decrease was primarily due to a decrease of $0.8 million in personnel related expenses and a decrease of $0.8 million in professional services and office-related expenses.
Research and Development
Research and development expense increased by $3.9 million, or 37%, for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. The increase was primarily due to an increase of $2.4 million in personnel related expenses as a result of higher headcount and an increase of $1.5 million in professional services and other expenses.
General and Administrative
General and administrative expense increased by $3.9 million, or 22%, for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. The increase was primarily driven by an increase of $5.6 million in business taxes related to state sales tax liabilities and an increase of $0.5 million in personnel costs driven by additional stock-based compensation expense, partially offset by a decrease of $2.2 million in office-related costs.

Other Income (Expense), Net
Interest Expense, Net
Interest expense increased by $1.9 million, or 75%, for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. The increase was primarily driven by an increase in interest on convertible notes of $2.4 million, partially offset by the accretion of the discount on short-term investments of $0.2 million, a decrease of $0.2 million in interest on financing obligations, and a decrease of $0.1 million in other interest expense.
Change in Fair Value of Derivative Liability
Unrealized losses relating to our derivative liability increased by $5.2 million for the three months ended September 30, 2023, as compared to three months ended September 30, 2022 due to the decrease in the price per ton of lithium carbonate.
Other Income, Net
Other income, net decreased by $0.2 million, or 17% for the three months ended September 30, 2023, as compared to three months ended September 30, 2022 primarily due to a decrease of $0.3 million in accrued interest income from investments, partially offset by and a $0.1 million increase in income from equity investments.
Benefit from (Provision for) Income Taxes
During the three months ended September 30, 2023, we recorded a benefit from income taxes of $46 thousand. During the three months ended September 30, 2022, we recorded a $19 thousand provision for income taxes.

Results of Operations for the Nine Months Ended September 30, 2023 and 2022

	Nine Months Ended September 30,		$ Change	% Change
	2023	2022
	(in thousands, except percentages)
Revenue
Services and other revenue	$47,630	$36,178	$11,452	32%
Hardware revenue	246,461	171,358	75,103	44%
Total revenue	294,091	207,536	86,555	42%
Cost of revenue
Cost of services and other revenue	36,944	30,219	6,725	22%
Cost of hardware revenue	264,573	156,758	107,815	69%
Total cost of revenue	301,517	186,977	114,540	61%
Gross (loss) profit	(7,426)	20,559	(27,985)	(136)%
Operating expenses:
Sales and marketing	37,691	35,284	2,407	7%
Research and development	42,020	28,432	13,588	48%
General and administrative	58,656	54,218	4,438	8%
Total operating expenses	138,367	117,934	20,433	17%
Loss from operations	(145,793)	(97,375)	(48,418)	50%
Other income (expense), net:
Interest expense, net	(10,085)	(8,429)	(1,656)	20%
Gain on extinguishment of debt, net	59,121	—	59,121	*
Change in fair value of derivative liability	(7,731)	—	(7,731)	*
Other income, net	2,114	1,822	292	16%
Total other income (expense), net	43,419	(6,607)	50,026	*
Loss before (provision for) benefit from income taxes	(102,374)	(103,982)	1,608	(2)%
(Provision for) benefit from income taxes	(354)	15,201	(15,555)	(102)%
Net loss	$(102,728)	$(88,781)	$(13,947)	16%
*Percentage is not meaningful
Revenue
Revenue increased by $86.6 million, or 42%, for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. The increase was primarily driven by a $75.1 million increase in hardware revenue primarily due to an increase in demand for systems related to both FTM and BTM partnership agreements. Services and other revenue also increased by $11.5 million primarily due to an increase in solar subscription services revenue from existing and new customers.
Cost of Revenue
Cost of revenue increased by $114.5 million, or 61%, for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. The increase was primarily driven by an increase in cost of hardware revenue of $107.8 million due to the increase in demand for storage systems. Cost of services and other revenue also increased by $6.7 million primarily due to an increase in solar cloud service costs and amortization of internally developed software costs.
Operating Expenses
Sales and Marketing
Sales and marketing expense increased by $2.4 million, or 7%, for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. The increase was primarily due to an increase of $2.8 million in personnel related expenses as a result of higher headcount, partially offset by a decrease of $0.4 million in professional services and office-related expenses.
Research and Development
Research and development expense increased by $13.6 million, or 48%, for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. The increase was primarily due to an increase of $9.7 million in personnel related expenses as a result of higher headcount and an increase of $3.9 million in professional services and other expenses.
General and Administrative
General and administrative expense increased by $4.4 million, or 8%, for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. The increase was primarily driven by an increase of $5.6 million in business taxes related to state sales tax liabilities, an increase of $4.4 million in personnel related expenses as a result of higher headcount, and an increase of $0.6 million in additional office-related expenses, partially offset by a decrease of $6.2 million in professional services and other expenses.
Other Expense, Net
Interest Expense, Net
Interest expense increased by $1.7 million, or 20%, for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. The increase was primarily driven by an increase of $4.8 million in interest on our convertible notes, partially offset by the accretion of the discount on short-term investments of $2.2 million, a decrease of $0.8 million in interest on financing obligations, and a decrease in other interest expense of $0.1 million.
Gain on Extinguishment of Debt, Net
During the nine months ended September 30, 2023, we recorded a $59.4 million gain on extinguishment of debt driven by a $99.8 million payment to extinguish approximately $163.0 million aggregate principal amount of our 2028 Convertible Notes. The gain was partially offset by a $0.3 million loss on extinguishment of debt from repayment of our 2021 Credit Agreement.
Change in Fair Value of Derivative Liability
Unrealized losses relating to our derivative liability increased by $7.7 million for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022 due to the decrease in the price per ton of lithium carbonate.
Other Income, Net
Other income, net increased by $0.3 million, or 16%, for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022 primarily due to a $1.1 million increase in accrued interest income from short-term investments, a $0.6 million increase due to the reversal of previously recognized accretion expense on assets, and a $0.2 million increase in income from equity investments, partially offset by a $1.6 million realized loss on short-term investments.
(Provision for) Benefit from Income Taxes
During the nine months ended September 30, 2023, we recorded a provision for income taxes of $0.4 million primarily as a result of state income tax expense from the gain on extinguishment of 2028 Convertible Notes during the second quarter of 2023, which was partially offset by a partial release of our deferred tax asset valuation due to an acquisition during the first quarter of 2023. During the nine months ended September 30, 2022, we recorded a $15.2 million benefit from income taxes as a result of the partial release of our deferred tax asset valuation due to the acquisition of AlsoEnergy.
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
As of September 30, 2023, our principal source of liquidity were cash, cash equivalents, and short-term investments of $125.4 million, which were held for working capital purposes and for investment growth opportunities. Our marketable securities generally consist of high-grade commercial paper, agency bonds, corporate debt securities, U.S. government agency securities, and treasury bills. We believe that our cash position is sufficient to meet our capital and liquidity requirements for at least the next 12 months.
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
Financing Obligations
We have entered into arrangements wherein we finance the cost of energy storage systems via special purpose entities (“SPEs”) we establish with outside investors. These SPEs are not consolidated into our financial statements, but are accounted for as equity method investments. Through the SPEs, the investors provide us upfront payments. Under these arrangements, the payment by the SPEs to us is accounted for as a borrowing by recording the proceeds received as a financing obligation. The financing obligation is repaid with the future customer payments and incentives received. A portion of the amounts paid to the SPE is allocated to interest expense using the effective interest rate method. Furthermore, we continue to account for the revenues from customer arrangements and incentives and all associated costs despite such systems being legally sold to the SPEs due to our significant continuing involvement in the operations of the energy storage systems. The total financing obligation as of September 30, 2023 was $71.7 million, of which $17.4 million was classified as a current liability.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(205,248)	$(68,634)
Net cash provided by (used in) investing activities	120,256	(571,925)
Net cash provided by (used in) financing activities	95,139	(6,819)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	114	(304)
Net increase (decrease) in cash, cash equivalents and restricted cash	$10,261	$(647,682)
Operating Activities
During the nine months ended September 30, 2023, net cash used in operating activities was $205.2 million, primarily resulting from our net loss of $102.7 million, adjusted for non-cash items of $17.9 million and net cash outflow of $120.3 million from changes in operating assets and liabilities. Non-cash items primarily consisted of depreciation and amortization of $33.6 million, non-cash interest expense of $2.0 million related to debt issuance costs, stock-based compensation expense of $28.3 million, change in fair value of derivative liability of $7.7 million, non-cash lease expense of $2.2 million, impairment of energy storage systems of $2.3 million, provision for accounts receivable allowance of $1.8 million and net recognized loss on investments of $1.6 million, partially offset by a net gain on debt extinguishment, of $59.1 million, net accretion of the discount on investments of $1.7 million, and income tax benefit of $0.3 million, and other non-cash items of $0.5 million. The net cash outflow from changes in operating assets and liabilities was primarily driven by an increase in accounts receivable of $67.0 million as a result of increases in sales, an increase in inventory of $57.3 million to fulfill future deliveries, an increase in other assets of $17.9 million, an increase in contract origination costs of $4.2 million, an increase in project assets of $2.8 million, a decrease in accrued expenses and other liabilities of $28.9 million, and a decrease in lease liabilities of $2.1 million, partially offset by a decrease in deferred costs with suppliers of $30.6 million, an increase in accounts payable of $1.8 million, and an increase in deferred revenue of $27.6 million.
During the nine months ended September 30, 2022, net cash used in operating activities was $68.6 million, primarily resulting from our net loss of $88.8 million, adjusted by non-cash charges of $43.6 million and net cash outflow of $23.5 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization of $32.1 million, non-cash interest expense of $1.5 million, related to debt issuance costs, stock-based compensation expense of $20.4 million, impairment of energy storage systems of $1.3 million, non-cash lease expense of $1.7 million, provision for accounts receivable allowance of $1.9 million, net amortization of the premium on investments of $0.3 million and other non-cash items of $0.1 million, partially offset by an income tax benefit of $15.1 million and gain on sale of project assets of $0.6 million. The net cash outflow from changes in operating assets and liabilities was primarily driven by an increase in accounts receivable of $75.4 million due to increases in sales, an increase in other assets of $25.2 million, an increase in deferred costs with suppliers of $47.8 million for future hardware orders, an increase in inventory of $2.2 million, an increase in contract origination costs of $4.8 million, and a decrease in lease liabilities of $1.1 million, partially offset by an increase in accounts payable of $63.2 million due to timing of payments, an increase in accrued expenses and other liabilities of $38.3 million, and an increase in deferred revenue of $31.6 million.
Investing Activities
During the nine months ended September 30, 2023, net cash provided by investing activities was $120.3 million, primarily consisting of $135.5 million in proceeds from net sales of available-for-sale investments, partially offset by $1.8 million used for acquisitions, net of cash acquired, $2.9 million in purchases of energy storage systems, $10.1 million in capital expenditures on internally-developed software, and $0.4 million in purchases of property and equipment.
During the nine months ended September 30, 2022, net cash used in investing activities was $571.9 million, primarily consisting of $533.0 million used for our acquisition of AlsoEnergy, net of cash acquired, $22.5 million in net purchases of available-for-sale investments, $0.5 million in purchases of energy systems, $12.7 million in capital expenditures on internally-developed software, $3.0 million in capital expenditures on project assets, and $1.5 million in purchases of property and equipment, partially offset by proceeds from the sale of project assets of $1.3 million.
Financing Activities
During the nine months ended September 30, 2023, net cash provided by financing activities was $95.1 million, primarily consisting of net proceeds from the issuance of convertible notes of $132.6 million and proceeds from the exercise of stock options of $0.3 million, partially offset by the purchase of capped calls of $27.8 million, the repayment of financing obligations of $7.8 million, the repayment of notes payable of $2.1 million, and a redemption of non-controlling interests of $0.1 million.
During the nine months ended September 30, 2022, net cash used in financing activities was $6.8 million, primarily consisting of repayment of financing obligations of $7.6 million and payments for taxes related to net share settlement of stock options of $2.3 million, partially offset by proceeds from the exercise of stock options of $1.2 million, proceeds from financing obligations of $1.5 million, and investments from non-controlling interests of $0.4 million.
Contractual Obligations and Commitments
As of September 30, 2023, except for the 2030 Convertible Notes, there have been no material changes to our contractual obligations described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
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
Recent Accounting Pronouncements
As of September 30, 2023, there have been no material changes to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For quantitative and qualitative disclosures about market risk affecting us, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Our exposure to market risk has not changed materially since December 31, 2022.

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
Based on management’s evaluation (under the supervision and with the participation of our CEO and our CFO) as of September 30, 2023, of the effectiveness of the design and operation of our Disclosure Controls, our CEO and CFO have concluded that our Disclosure Controls were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the third quarter of 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 1A. RISK FACTORS
Except as set forth below and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2023 and June 30, 2023, there have been no material changes to the risk factors disclosed in Part 1, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Our estimates of variable consideration related to revenue recognition in connection with guarantees that we have issued under certain customer contracts are difficult to estimate, and if our subsequent estimates differ significantly from initial estimates, we will be required to record an adjustment in a subsequent period.
Our estimates of variable consideration related to revenue recognition in connection with guarantees that we have issued under certain customer contracts are difficult to estimate, as they are based on some assumptions that may prove to be incorrect. For example, in certain customer contracts, the Company previously agreed to provide a guarantee that the value of hardware purchased by a customer will not decline for a certain period of time. Under these guarantees, if such customers were unable to install or designate the hardware to a specified project within such period of time, the Company would be required to assist the customer in re-marketing the hardware for resell by the customer. Such guarantees provide that, in such cases, if the customer resells the hardware for less than the amount initially sold to the customer, the Company will be required to compensate the customer for any shortfall in fair value for the hardware from the initial contract purchase price. The Company accounts for such guarantees as variable consideration at each measurement date. The Company updates its estimate of variable consideration, including changes in estimates related to such guarantees, each quarter for facts or circumstances that have changed from the time of the initial estimate. As a result of changes in its estimates, the Company recorded a reduction in revenue of $37.4 million during the three and nine months ended September 30, 2023. If our future estimates of variable consideration differ significantly from initial estimates, we would need to record an adjustment to earnings to reverse the revenue previously recognized.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(c) Trading Plans. During the three months ended September 30, 2023, no Section 16 officer or director of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K promulgated under the Exchange Act)

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
*Filed herewith
**Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 2, 2023.

STEM, INC.

By:	/s/ William Bush
William Bush
Chief Financial Officer
(Principal Financial Officer)