Form 10-K
period 2023-12-31
STEM, INC.
filed 2024-02-29
CIK 1758766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————————————
FORM 10-K
—————————————————

☒	QUARTERLY ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2023, the aggregate market value of the common stock of the registrant held by non-affiliates was $835.1 million.

As of February 21, 2024, the number of shares of common stock outstanding was 157,773,620.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required to be included in Part III of this Annual Report on Form 10-K is set forth in, and is incorporated by reference from, Stem’s definitive proxy statement for its 2024 Annual Meeting of Stockholders, to be filed by Stem with the Securities and Exchange Commission (“SEC”) within 120 days after December 31, 2023 (the “2024 Proxy Statement”).

STEM, INC.
Annual Report on Form 10-K
For the Year Ended December 31, 2023

Forward-Looking Statements
This Annual Report on Form 10-K (this “Report”), as well as other statements we make, contain “forward-looking statements” within the meaning of the federal securities laws, which include any statements that are not historical facts. Such statements often contain words such as “expect,” “may,” “can,” “believe,” “predict,” “plan,” “potential,” “projected,” “projections,” “forecast,” “estimate,” “intend,” “anticipate,” “ambition,” “goal,” “target,” “think,” “should,” “could,” “would,” “will,” “hope,” “see,” “likely,” and other similar words.
Forward-looking statements address matters that are, to varying degrees, uncertain, such as statements about financial and performance targets and other forecasts or expectations regarding, or dependent on, our business outlook; our ability to secure sufficient and timely inventory from suppliers; our ability to meet contracted customer demand; our ability to manage manufacturing or delivery delays; our ability to manage our supply chains and distribution channels; our joint ventures, partnerships and other alliances; forecasts or expectations regarding energy transition and global climate change; reduction of greenhouse gas (“GHG”) emissions; the integration and optimization of energy resources; our business strategies and those of our customers; our ability to retain or upgrade current customers, further penetrate existing markets or expand into new markets; the effects of natural disasters and other events beyond our control; the direct or indirect effects on our business of macroeconomic factors and geopolitical instability, such as the ongoing conflict in Ukraine; the expected benefits of the Inflation Reduction Act of 2022 on our business; and our future results of operations, including our adjusted EBITDA.
Forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements, including but not limited to our inability to secure sufficient and timely inventory from our suppliers, as well as contracted quantities of equipment; our inability to meet contracted customer demand; supply chain interruptions and manufacturing or delivery delays; disruptions in sales, production, service or other business activities; general macroeconomic and business conditions in key regions of the world, including inflationary pressures, general economic slowdown or a recession, rising interest rates, changes in monetary policy, instability in financial institutions, and the prospect of a shutdown of the U.S. federal government; the direct and indirect effects of widespread health emergencies on our workforce, operations, financial results and cash flows; geopolitical instability, such as the ongoing conflict in Ukraine; the results of operations and financial condition of our customers and suppliers; pricing pressures; severe weather and seasonal factors; our inability to continue to grow and manage our growth effectively; our inability to attract and retain qualified employees and key personnel; our inability to comply with, and the effect on our business of, evolving legal standards and regulations, including those concerning data protection, consumer privacy, sustainability, and evolving labor standards; risks relating to the development and performance of our energy storage systems and software-enabled services; our inability to retain or upgrade current customers, further penetrate existing markets or expand into new markets; the risk that our business, financial condition and results of operations may be adversely affected by other political, economic, business and competitive factors; and other risks and uncertainties discussed in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K and in our other filings with the SEC. If one or more of these or other risks or uncertainties materialize (or the consequences of any such development changes), or should our underlying assumptions prove incorrect, our actual results or outcomes, or the timing of these results or outcomes, may vary materially from those reflected in our forward-looking statements. Forward-looking statements and other statements in this Report regarding our environmental, social, and other sustainability plans and goals are not an indication that these statements are necessarily material to investors or required to be disclosed in our filings with the SEC. In addition, historical, current, and forward-looking environmental, social, and sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. Forward-looking statements in this Report are made as of the date of this Report, and we do not assume any obligation to update any forward-looking statements after the date of this Report, except as required by law.

PART I.
ITEM 1. BUSINESS
Overview
Stem, Inc., a Delaware corporation (“Stem,” the “Company,” “we,” “us,” or “our”), is a global leader in artificial intelligence (“AI”)-driven clean energy solutions and services. We maintain one of the world’s largest digitally connected, intelligent, renewable energy networks, providing customers with (i) energy storage hardware, sourced from leading, global battery original equipment manufacturers (“OEMs”), that we deliver through our partners, including developers, distributors and engineering, procurement and construction (“EPC”) firms, (ii) edge hardware to aid in the collection of site data and the real-time operation and control of the site plus other optional equipment, and (iii) an ongoing software platform, Athena®, and professional services to operate and manage the performance of standalone energy storage, integrated solar plus storage systems, and solar assets. In addition, in all of the markets where we help manage our customers’ clean energy assets, we have agreements to use the Athena platform to participate in such markets and to share the revenue from such market participation.
We deliver our battery hardware and software-enabled services to our customers through our Athena platform. We believe that the network created by our growing customer base increases grid resilience and reliability through the real-time processing of market-based demand signals, energy prices and other factors in connection with the deployment of renewable energy resources to our customers. Additionally, our clean energy solutions are designed to support renewable energy generation by helping to alleviate grid intermittency issues, thereby reducing customer dependence on traditional, fossil fuel resources. As of December 31, 2023, Athena had accumulated more than 37 million runtime hours, with more than 500,000 industrial Internet of Things (“IoT”) devices under management, across more than 184,000 sites in 48 countries.
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
For BTM customers, Athena mitigates customer energy costs through services such as time-of-use and demand charge management optimization and by aggregating the dispatch of energy through a network of virtual power plants. Our software is designed to reduce commercial and industrial (“C&I”) customer energy bills, increase their energy yield, and help our customers facilitate the achievement of their corporate environmental, social, and corporate governance (“ESG”) and carbon reduction objectives. Through Athena’s PowerTrack application, our software is designed to maximize solar energy output and minimize asset downtime.
For FTM customers, our software decreases risk for project developers, asset owners, independent power producers and investors by adapting to dynamic energy market conditions in connection with the deployment of electricity and improving the value of energy assets over the course of their FTM system’s lifetime. We also help asset owners and operators monitor and manage the health and performance of their clean energy assets. As an early participant in the BTM market, we developed operational focus and technical capabilities that position us to have multiple product offerings and services in the evolving market for FTM energy storage services. We believe that Athena’s ability to optimize operations in both the BTM and FTM markets for storage and solar assets is unique in the industry and provides us with a competitive advantage.
Through our February 2022 acquisition of Also Energy Holdings, Inc. (“AlsoEnergy”), we combined our storage optimization capabilities with AlsoEnergy’s solar asset performance monitoring and control software.
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
On April 3, 2023, we issued $240.0 million aggregate principal amount of 4.25% Green Convertible Senior Notes due 2030 (the “2030 Convertible Notes”) in a private placement offering to qualified institutional buyers (the “2023 Initial Purchasers”) pursuant to Rule 144A under the Securities Act of 1933, as amended. The 2030 Convertible Notes are senior, unsecured obligations of the Company and bear interest at a rate of 4.25% per year, payable in cash semi-annually in arrears in April and October of each year, beginning in October 1, 2023. The notes will mature on April 1, 2030, unless earlier repurchased, redeemed or converted in accordance with their terms prior to such date. Upon conversion, we may choose to pay or deliver cash, shares of common stock or a combination of cash and shares of common stock. The notes are redeemable for cash at our option at any time given certain conditions.
Our net proceeds from this offering were approximately $232.4 million, after deducting for $7.6 million of debt issuance costs primarily consisting of underwriters, advisory, legal, and accounting fees. On April 3, 2023, we used approximately $99.8 million of the net proceeds to purchase and surrender for cancellation approximately $163.0 million aggregate principal amount of our 0.50% Green Convertible Notes due 2028 (the “2028 Convertible Notes”).

On March 29, 2023 and March 31, 2023, in connection with the pricing of the 2030 Convertible Notes, and on April 3, 2023, in connection with the exercise in full by the 2023 Initial Purchasers of their option to purchase additional notes, we entered into Capped Calls (the “2030 Capped Calls”) with certain counterparties. We used $27.8 million of the net proceeds from the 2030 Convertible Notes to pay the cost of the 2030 Capped Calls.
Competitive Strengths
Our competitive strengths include the following:
•Significant Benefits from Scale & Network Effects: We believe we operate one of the largest global distributed clean energy storage networks, with more than 5.5 Gigawatt-hours (“GWh”) of operating or contracted energy storage assets and more than 27.5 GW of solar assets under management. This large, diverse network generates a significant amount of operational data leading to enhanced software performance through machine-learning, which improves customer economics.
•Advanced Technology Platform: We developed one of the first AI platforms for energy storage and virtual power plants that automates storage participation in electricity markets and performs monitoring and management of customer loads, solar generation and energy prices with real-time, complex decision-making algorithms. The platform is able to co-optimize multiple energy market revenue streams across a diverse fleet of hardware throughout multiple geographies and energy markets.
•Compelling Business Model & Customer Solutions: Our goal is to provide a seamless customer experience from commercial proposal to installation and to ongoing operations. Customers sign long-term contracts, typically between 3 and 20 years in duration, while providing us the flexibility to control their clean energy systems to maximize revenue, lower their energy costs, earn market participation revenue, and meet their decarbonization goals. Our solution is designed to support these objectives with minimal impact on customer operations.
•Leading Strategic Partnerships: We have numerous partnerships with a diverse set of industry leaders to reduce execution risk and increase speed to market in certain geographies. In October 2023, we partnered with NineDot Energy® in the development and completion of the first battery energy storage site in the Bronx, New York City. The Gunther site features a 3 MW/12 MWh battery energy storage system, a solar canopy, and infrastructure ready for bi-directional electric vehicle chargers. Under this software-only arrangement, our AI-driven Athena platform responds to grid calls within 10 minutes, while simultaneously optimizing for local and seasonal system peaks. We have also partnered with Ameresco for a 313 MWh, multiple-site battery storage project. We will provide battery storage hardware, system design support, and Athena® software to the project. Athena will enable the electric cooperative to dispatch the battery into system peaks to minimize costs and maximize efficiency.
•Exceptional AI and Energy Storage Expertise: We have a seasoned leadership team with a demonstrated track record of execution and more than 150 years of accumulated experience in energy storage, software and distributed energy expertise focused on AI, technology development, new market commercialization, renewable project development and utility / grid program operations. Our data science team has more than 150 years of combined experience in machine learning, optimization and controls.
Our Mission
Our mission is to maximize the economic, environmental, and resiliency value of renewable energy assets through our leading AI platform. In order to fulfill our mission, we provide our customers, which include C&I enterprises as well as independent power producers, renewable project developers, utilities and grid operators, with (i) energy storage hardware, sourced from leading, global battery OEMs, that we deliver through our partners, including developers, distributors and EPC firms, (ii) edge hardware to aid in the collection of site data and the real-time operation and control of the site plus other optional equipment, and (iii) an ongoing software platform and professional services to operate and manage the performance of standalone energy storage, integrated solar plus storage systems, and solar assets. In addition, in all of the markets where we help manage our customers’ clean energy assets, we have agreements to use the Athena platform to participate in such markets and to share the revenue from such market participation.
Our Customers
We operate in two key areas within the energy storage landscape: BTM and FTM. BTM systems installed at C&I customer locations provide power that can be used on-site without interacting with the electric grid and generally without generating energy that passes through a utility electric meter. FTM grid-connected systems deliver power into the grid which is often sold to off-site customers and transported by the grid prior to reaching an end-user. For BTM customers, we seek to maximize value by providing AI-powered storage services that reduce spending on utility bills, enhance the economics of solar and provide backup power. Additionally, we help BTM customers achieve renewable energy targets as part of their environmental, social and governance (“ESG”) commitments. For FTM customers, we provide software-enabled services to capture revenue from energy market participation, including the sale of capacity, energy and ancillary services into regional electricity markets helping these customers enhance renewable project returns while improving grid resiliency and reliability for utilities and grid operators. These services that we provide are all at the direction of our customers, and we do not independently participate in the wholesale electricity market.
Research and Development
We have invested significant amounts of time and expense in the development of our Athena platform. The ability to maintain our leadership position depends in part on our ongoing research and development activities. Our team of more than 200 software development, data science, and product professionals is responsible for the design, development, integration, and testing of the Athena platform. We focus our efforts on developing Athena to improve our algorithms, augment value with new revenue streams and localize our capabilities based on geography and regulatory considerations.
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
We have developed a significant patent portfolio to protect elements of our proprietary technology. As of December 31, 2023, we had 82 patents across storage and solar asset performance.
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
•networked operations and grid services that involve the aggregation and operation of a group of energy storage systems to provide value to a utility or grid operator; and
•monitoring and control of solar photo-voltaic power assets along with fault detection, performance analytics and solar generation forecasting.
“Athena®” is a registered-trademark, and Athena’s trademarked applications include “Analyzer™,” “Supervisor™,” “Explorer™,” and “PowerBidder™.” The services relating to these trademarks include, but are not limited to, energy optimization services, software as a service for energy optimization services and energy storage charge and discharge.
We routinely review our development efforts to assess the existence and patentability of our intellectual property. We pursue the registration of our domain names and trademarks and service marks in the U.S. In an effort to protect our brand, as of December 31, 2023, we had nine registered trademarks in the U.S.

Competition
The clean energy industry is highly competitive, and new regulatory requirements for carbon emissions, technological advances, the lower cost of renewable energy, the decrease in battery and solar panel costs, improving battery technology and shifting customer demands are causing the industry to evolve and expand. We believe that the principal competitive factors in the clean energy market include, but are not limited to:
•safety, reliability and quality;
•product performance and uptime;
•historical track record and references for customer satisfaction;
•experience in maximizing the value of clean energy systems for multiple stakeholders;
•technological innovation;
•comprehensive solution from a single provider;

•ease of integration; and
•seamless hardware and software-enabled service offerings.
There is rising demand for solutions that can provide clean electric power with lower carbon emissions with high availability. Additionally, the transition to renewable energy sources and distributed energy infrastructure has increased the complexity and variability of power generation and end-customer electricity demand. This industry transformation has created an opportunity for an increased role for clean energy solutions like ours. We believe that, as one of the largest solutions providers in this industry, we have a significant head start against our competition in this rapidly evolving environment. We believe that the global push for lower carbon emissions, combined with vast technological improvements in lithium-ion battery-powered technologies, will drive C&I customers, utilities, independent power producers and project developers to grow their use of and investment in clean energy systems.
Our key competitors include energy monitoring and optimization software providers, energy storage system OEMs, hardware integration providers, renewable project developers and EPC firms. Our industry peers are typically focused on the development and marketing of single-purpose built solutions with captive hardware offerings, while our AI-powered platform is capable of delivering a multitude of software-enabled services operating an extensive and diverse network of clean energy systems across multiple geographies, utility, and grid operator service areas.
We believe that one of the key advantages driving sustainable differentiation for us includes the focus and capabilities built in our pioneering history in the BTM segment of the energy storage industry. This experience required an emphasis on AI-driven co-optimization of energy storage operations and the build-out of significant operational infrastructure to maximize economic value and grid stability for enterprise customers, utilities, and grid operators. We believe that the distributed asset management capability from this experience positions us well to compete in the evolving FTM segment of the energy storage industry as recent regulatory actions include the liberalization and formalization of rules for compensation of market participation for distributed energy resources. We believe the legacy single-purpose market for FTM solutions will be driven by greater demand for flexible solutions that can access multiple market opportunities. Our solutions have been designed to mitigate the challenges of today’s enterprise customers, independent power producers, utilities, renewable asset owners and the modern electrical grid at scale with continued improvements to artificial intelligence optimization strategies informed by operational data from one of the industry’s largest network of digitally-connected energy storage systems.
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

Government Regulation and Compliance
There are varying policy frameworks across the U.S. and abroad designed to support and accelerate customer adoption of clean and reliable distributed generation technologies. These policy initiatives come in the form of tax incentives, cash grants, performance incentives and electric tariffs.
Our AI-powered platform manages energy assets operating worldwide, with various policy frameworks across each energy market. Several U.S. states have utility procurement programs, energy system decarbonization goals and/or renewable portfolio standards for which our technology is eligible, including California, Connecticut, Hawaii, Illinois, Massachusetts, Maryland, Michigan, New Jersey, New York and Texas. Additionally, these energy assets often qualify for tax or financial incentives and, following passage of the United States Inflation Reduction Act of 2022 (the “IRA”), provisions such as the storage investment tax credit (ITC) and solar production tax credit (PTC), among others, provide additional federal incentives.
Federal, state and local government statutes and regulations concerning electricity heavily influence the demand for our products and services even though we are not regulated as a utility. These statutes and regulations often relate to electricity pricing, net metering, incentives, taxation, competition with utilities and the interconnection of customer-owned electricity generation. In the U.S., governments, often acting through state utility or public service commissions, change and adopt different rates for commercial customers on a regular basis. These changes can have a positive or negative effect on our ability to deliver cost savings to customers for the purchase of electricity.
Several states have mandates or policies designed to encourage energy storage adoption. For example, California offers a cash rebate for storage installations through the Self Generation Incentive Program and Massachusetts and New York offer performance-based financial incentives for storage. Storage installations also are supported in some states by state public utility commission policies that require utilities to consider alternatives such as storage before they can build new generation. In February 2018, the Federal Energy Regulatory Commission (“FERC”) issued Order 841, directing regional transmission operators and independent system operators to remove barriers to the participation of storage in wholesale electricity markets and to establish rules to help ensure storage resources are compensated for the services they provide. In September 2020, the FERC issued Order 2222, opening up U.S. wholesale energy markets to aggregations of distributed energy resources like rooftop solar, BTM batteries, and electric vehicles. FERC Order 2222 is currently in the implementation stage.
Energy storage systems require interconnection agreements from the applicable local electricity utilities in order to connect to the grid and operate. In almost all cases, interconnection agreements are standard form agreements that have been pre-approved by the local public utility commission or another regulatory body with jurisdiction over interconnection agreements. As such, no additional regulatory approvals are typically required once interconnection agreements are signed. For wholesale transmission, energy storage systems require interconnection agreements with transmission providers. The pace of wholesale interconnection is often a source of delay for project implementation, although FERC is requiring process improvements through Order 2023, which is an ongoing proceeding that is likely to continue at least through 2024.
Our operations are subject to stringent and complex federal, state, and local laws and regulations governing the occupational health and safety of our employees and wage regulations. For example, we are subject to the requirements of the federal Occupational Safety and Health Act (“OSHA”), as amended, and comparable state laws that protect and regulate employee health and safety.
There are government regulations pertaining to battery safety, transportation of batteries and disposal of hazardous materials. We and our suppliers, as applicable, are required to comply with these regulations in order to sell our batteries into the market. The license and sale of our batteries and technology abroad is likely to be subject to export controls in the future.
Each installation must be designed, constructed, and operated in compliance with applicable federal, state, and local regulations, codes, standards, guidelines, policies, and laws. To install and operate energy storage systems on our platform, we, our customers or our partners are required to obtain applicable permits and approvals from various authorities with jurisdiction over energy storage systems and interconnection.

Human Capital Resources
Our mission is to maximize the economic, environmental, and resiliency value of energy assets through our leading AI platform, and we are also committed to creating a world-class employee experience. We aim to foster and maintain a workplace that values the unique talents and contributions of every employee. We believe it is the diversity of our people, with varied skills and backgrounds, that shape our success and innovation. Our people-focused culture is driven by collaboration and global cross-functional connections. We recognize that our success is dependent on our talent and the satisfaction of our global workforce, and we are greatly invested in the ability of our people to succeed and thrive. The following is a description of our employees, and outline how we manage our human capital resources and how we invest in our employees’ success.

Employees
As of December 31, 2023, we had 624 employees, of whom 425 were based in the United States and 199 in international locations. As of December 31, 2023, approximately 26% of the global team was female and 74% was male.

We believe that our future success depends in part on our continued ability to hire, motivate and retain qualified employees in any operating environment.

Recruiting
We believe in investing for the future, including the future of our workforce by recruiting exceptional individuals who share our company values. Our recruiting team and hiring managers begin with the creation of detailed job descriptions, which clearly outline the skills and experience necessary for success in each role. We believe these steps are essential to effectively interview for identifiable skill sets and not just “personality fits.” We strive to build our workforce from within whenever possible; however, if the best candidate for an available position is not identified from within our existing talent pool, we look externally. Our recruitment strategy is to initially search for candidates directly through our professional networks, university and mentorship programs, and through advertising with certain partners. We also occasionally use recruitment consultants and search firms.

Professional Development
We are committed to helping people realize their highest potential and fostering a culture that supports personal development for individuals, leaders and teams across the organization. Our employees enjoy ample opportunity to learn new skills to develop and advance their career, and we provide opportunities for all our employees to receive ongoing formal training to help foster their professional development. We encourage our managers and employees to participate in continuing education programs through approved institutions and online learning such as Udemy, Stem University, and the Middle Manager Learning series to supplement essential and leadership skills. We also recently launched a redesigned New Hire Orientation experience, which improves the onboarding experience and seeks to connect new employees to the vision, mission, values, and culture of our organization.

Employee Feedback
We value the feedback we receive from our employees. We recently launched “Your Voice,” a quarterly employee sentiment portal, which is designed to facilitate communication with our employees and enhance our understanding of employee feedback. In addition, our annual employee engagement survey asks all our employees for their input on a variety of matters. The results of the employee survey are disseminated to all employees, and the results are used to design action plans to assist managers with actively responding to employees’ sentiments. The employee survey is an important tool that allows us to improve, innovate and evolve through ongoing engagement and measurement.

Diversity and Inclusion
We are committed to building an inclusive culture and team environment that promotes equal employment opportunities and supports current and future diversity in our industry and our talent. In the spirit of our core values, we are “One Team” and succeed through collaboration when we respect, acknowledge and celebrate each other’s differences. We are committed to creating an inclusive environment that promotes equality, cultural awareness and respect by implementing policies, benefits, training, recruiting and recognition practices to support our colleagues. We believe that diversity and inclusion is about valuing our differences and identifying ways to improve our cultural intelligence which ultimately leads to better decision-making and a more tailored client experience. To help us achieve and maintain a diverse workforce, we continue to build a strong and inclusive culture, including through employee affinity networks. We are committed to building the best workplace in our communities and the broader industry.
We also provide a monthly global culture coalition cadence to address our mission of “bringing a community of employees together to improve the work experience through innovative, creative, and fun culture initiatives.” Each month we discuss a different diversity, equity and inclusion subject, and we also invite relevant guest speakers to educate our workforce and provide pamphlets for employees and their families, provide books honoring Black History Month, display in our offices artwork from women artists, and provide goods from indigenous owned businesses as giveaways in our monthly contests. In addition, we recently implemented a three-part diversity leadership training series on equity, equality, and inclusion.
Employee Compensation, Benefits & Well-being
We strive to enrich and elevate the lives of our employees through a robust compensation and benefits package that is flexible to meet both individual and family needs.
Our compensation and benefits programs are designed to attract and retain talent as well as motivate employees globally. In addition to competitive base salaries and bonus plans, we also offer attractive benefits programs both in the U.S. and globally. In the U.S., eligible employees may participate in medical, dental and vision plans as well as financial wellness benefits including health and dependent care flexible spending accounts, 401(k) plan with employer match, paid maternity and parental leave, health saving accounts, basic life insurance, accidental death and dismemberment insurance, short-term and long-term disability insurance, and commuter benefits.
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
We design our employee compensation and benefits programs to be competitive relative to our market. We adjust our employee compensation and benefits programs as needed based upon regular monitoring of applicable laws and practices and the competitive market. In structuring these benefit programs, we strive to provide an aggregate level of compensation and benefits that are comparable to the demands of the market.

Our compensation policies and procedures are designed to promote compliance with applicable government and regulatory guidelines as well as generally accepted compensation practices. Our goal is to have programs that are based on clear and consistent policies, recognizing the need to have flexibility to meet different organizational or market conditions.

Available Information
Our website is www.stem.com. We use our Investor Relations website, at https://investors.stem.com, as a routine channel for distribution of important information, including news releases, analyst presentations, and financial information. We make available free of charge, though our Investor Relations website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers, and amendments to each of those reports, as soon as reasonably practicable after such documents are filed with or furnished to the SEC. Alternatively, you may access these reports at the SEC’s website at www.sec.gov. Copies are also available, without charge, from Stem Investor Relations, 100 California Street, 14th Floor, San Francisco, California, 94111. Unless expressly noted, the information on our website or any other website is not incorporated by reference in this Annual Report on Form 10-K and should not be considered part of this Report or any other filing that we make with the SEC.
Information About Our Executive Officers
The following table sets forth, as of January 31, 2024, the names and ages of our executive officers, including all offices and positions held by each for the past five years.

Name	Age	Current Position and Five-Year Business Experience
John Carrington	57	Chief Executive Officer and Director, since December 2013.
Bill Bush	58	Chief Financial Officer, since November 2016.
Saul R. Laureles	58
Chief Legal Officer and Corporate Secretary, since May 2021; Director, Corporate Legal Affairs and Assistant Corporate Secretary at Schlumberger Limited (a global energy technology company), from May 2007 to May 2021.

Mike Carlson	60	Chief Operating Officer, since September 2022; Vice President of Koch Engineered Solutions (an equipment technology and services company) from August 2020 to September 2022; President of Digital Grid North America at Siemens Industries, Inc. (a technology company) from July 2014 to March 2019.
Kim Homenock	49	Chief People Officer, since March 2022 and was promoted to executive officer in July 2022; Director, Devices Software & Services HR for Amazon (a technology company) from May 2021 to March 2022; Director, NA Transportation HR from January 2018 to May 2021.
Alan Russo	54
Chief Revenue Officer, since February 2019; Senior Vice President of Global Sales and Marketing, April 2018 to February 2019; Senior Vice President of Sales and Marketing at REC Solar Holdings AS (subsidiary of Duke Energy), from October 2015 to April 2018.

Larsh Johnson	66	Chief Technology Officer, since January 2016.
Prakesh Patel	49	Chief Strategy Officer since January 2020; Vice President of Capital Markets and Strategy from 2013 to January 2020.
Robert Schaefer	62	President of Transformational Initiatives since January 2023; President, AlsoEnergy from February 2022 to January 2023; CEO of AlsoEnergy from August 2017 to January 2022.
Matthew Tappin	37	President of Asset Management Division since March 2023; Vice President, Corporate Development, from May 2021 to March 2023; Corporate Development, New Energies at Shell (an energy company), from August 2019 to May 2021; Vice President and Director, Corporate Business Development at Centrica (an energy services company), from June 2017 through August 2019.
ITEM 1A. RISK FACTORS.
The following discussion of risk factors known to us contains important information for the understanding of our “forward-looking statements,” which are discussed immediately preceding Part I, Item 1, “Business” of this Annual Report on Form 10-K and elsewhere. These risk factors should also be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements and related notes included in this Annual Report on Form 10-K.
We urge you to consider carefully the risks described below, which discuss the material factors that make an investment in our securities speculative or risky, as well as in other reports and materials that we file with the SEC and the other information included or incorporated by reference in this Annual Report on Form 10-K. The occurrence of any of the following risks and uncertainties, or additional risks and uncertainties not currently known to us or that we currently deem immaterial, could, in circumstances we may or may not be able to accurately predict, materially adversely affect our business, operations, reputation, financial condition, results of operations, cash flows, liquidity, growth, prospects and stock price.
Risk Factors Summary
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
•If we do not successfully execute on our new product and new market opportunities, our operating results could be adversely affected.
Risks Relating to Our Operations
•We face risks resulting from supplier concentration and limited supplier capacity.
•We depend on significant customers for a substantial portion of our revenue. If we fail to retain or expand our customer relationships or significant customers reduce their purchases, our revenue could decline significantly.
•Our business is subject to risks associated with construction, utility interconnection and delays.
•Supply chain disruption and competition could result in insufficient inventory and negatively affect our business.
•Our estimates of variable consideration related to revenue recognition in connection with guarantees that we have issued under certain customer contracts are difficult to estimate, and if our subsequent estimates differ significantly from initial estimates, we will be required to record an adjustment in a subsequent period.
•Long-term supply agreements could result in insufficient inventory.
•Our hardware and software-enabled services involve a lengthy sales and installation cycle. If we fail to close sales on a regular and timely basis, it could adversely affect our business.
•We may fail to attract and retain qualified management and technical personnel, which may adversely affect our ability to compete and grow our business.
•We may not be able to develop, produce, market or sell our hardware and software-enabled services successfully.
•We have incurred significant losses in the past and may continue to incur net losses through at least 2024.
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
•If customers do not continue to use our subscription offerings or if we fail to expand the availability of hardware and software-enabled services, our operating results will be adversely affected.
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
•We may experience information technology or data security failures.
•Our technology could have undetected defects, errors or bugs in hardware or software.
•We may not adequately secure, protect and enforce our intellectual property rights and trademarks.
•We may need to defend ourselves against claims that we have infringed, misappropriated, or otherwise violated the intellectual property rights of others.
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
•Opposition to our customers’ project requests for permits could adversely affect our operating plans.
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
•Certain provisions of our organizational documents may have an anti-takeover effect.
•Our exclusive forum provision may limit our stockholders’ ability to obtain a favorable judicial forum for disputes.
•The capped call transactions entered into in connection with the pricing of our 2028 and 2030 Convertible Notes may adversely affect the market price of our stock.
General Risk Factors
•We will continue to incur significant costs as a result of operating as a public company.
•Current and future litigation, investigations or regulatory or administrative proceedings could have a material adverse effect on our business.
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
Pandemics and other public health emergencies, including the emergence of new COVID-19 variants resulting in another pandemic, could adversely affect our business, results of operations and financial condition.
The COVID-19 pandemic caused the extended shutdown of certain businesses in the U.S., Europe and Asia, which resulted in various disruptions to our supply chain, increases in the costs of equipment and materials, and negative impacts on our sales and operating results. The emergence of a new pandemic or other public health emergency (including a resurgence of COVID-19 or any variant thereof) and governmental responses to limit the spread of such pandemic or health emergency, could in the future result in similar material adverse impacts to the demand for our products and services, financial condition, and results of operations.
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
The growth and profitability of our business depends on the continued decline in the cost of battery storage, solar photovoltaic (“PV”) system components and related hardware. Over the last decade, the cost of renewable energy hardware has generally declined; however, increased demand and global supply chain constraints could cause price increases. If, for whatever reason, there is a sustained increase in the price of battery storage systems, solar PV system components or related hardware, our business and financial condition will be negatively affected.
If the estimates and assumptions we use to determine the size of our total addressable market are inaccurate, our future growth rate may be negatively affected and the potential growth of our business may be limited.
Market estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may prove to be inaccurate. Even if the markets in which we compete meet our size estimates and forecasted growth, our business could fail to grow at similar rates, if at all. The assumptions relating to our market opportunities include, but are not limited to, the following: (i) Wood Mackenzie research forecasts that the U.S. energy storage market, excluding the residential market, is expected to reach a total value of approximately 46.5 GWh in 2025; (ii) general declines in lithium-ion battery costs and in the cost of renewable generation; (iii) growing demand for renewable energy; and (iv) increased complexity of the electrical grid. Our market opportunities are also based on the assumption that our existing and future offerings will be more attractive to our customers and potential customers than competing products and services. If these assumptions prove inaccurate, our business, financial condition and results of operations could be adversely affected.
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
Our future growth will depend on expanding and diversifying our new product and new market opportunities, and if we do not successfully execute on our new product and new market plans, or if our new product and new market opportunities are more limited than we expect, our operating results and future growth prospects could be adversely affected.
We are attempting to enhance our future growth opportunities by expanding our existing products and services, including our modular energy storage systems and higher-margin software and services, and investing in the research and development of new offerings. Additionally, we are seeking to expand the markets in which we sell our products and services. If we do not appropriately allocate our resources in line with the market and developing opportunities, our results of operations and future growth prospects could be adversely affected.
Our investments also may not result in the growth we expect, or the timing of when we expect it, for a variety of reasons, including but not limited to, changes in growth trends, evolving and changing markets and increasing competition, market opportunities, and technology and product innovation. We may introduce new technologies or products that do not work, are not delivered on a timely basis, are not developed according to product and/or cost specifications, or are not well received by customers. Moreover, there may be fewer opportunities than we expect due to a decline in business or economic conditions or a decreased demand in these markets or for our new products from our expectations, our inability to successfully execute our sales and marketing plans, or for other reasons. In addition to our current growth opportunities, our future growth may be reliant on our ability to identify and develop potential new growth opportunities. This process is inherently risky and may result in investments in time and resources for which we do not achieve any return or value. These risks are enhanced by attempting to introduce multiple breakthrough technologies and products simultaneously.
Our growth opportunities and those opportunities we may pursue are subject to rapidly changing and evolving technologies and industry standards, and may be replaced by new technology concepts or platforms. If we do not develop innovative and reliable product offerings and enhancements in a cost-effective and timely manner that are attractive to customers in these markets; if we are otherwise unsuccessful in competing in these new product categories; if the new product categories in which we invest our limited resources do not emerge as expected or do not produce the growth or profitability we expect, or when we expect it, or if we do not correctly anticipate changes and evolutions in technology and platforms, our business and results of operations may be adversely affected.
Risks Relating to Our Operations
We are subject to supply chain risk and our suppliers may fail to deliver components according to schedules, prices, quality and volumes that are acceptable to us, which could negatively affect our results of operations.
We purchase our components and materials from international and domestic vendors, and are exposed to supply chain risks arising from logistics disruptions. Unexpected changes in business conditions, the macroeconomic environment, geopolitical instability, materials pricing, including inflation of raw material costs, labor issues, wars, natural disasters, health epidemics, such as the COVID-19 pandemic, trade and shipping disruptions, port congestions and other factors beyond our or our suppliers’ control could also affect these suppliers’ ability to deliver components to us or to remain solvent and operational. In addition, international supply is also exposed to risks related to tariffs and sanctions, as well as political, social, and economic instability in regions where we source products and material. For example, in recent years, China and the U.S. have each imposed tariffs, and there remains a potential for further trade barriers and the possibility of an escalated trade war between China and the U.S. These or other tariffs could adversely affect our hardware component prices and negatively affect any plans to sell products in China and other impacted international markets. Disruptions in the availability of key equipment, components or materials such as lithium may adversely affect our business, prospects and operations, and volatility in prices and availability of such items may negatively affect our customer relationships and ability to plan for future growth.
We also face risks resulting from supplier concentration and limited supplier capacity.
We rely on a very small number of suppliers of energy storage systems and other equipment. If any of our suppliers were unable or unwilling to provide us with contracted quantities in a timely manner at prices, quality levels and volumes acceptable to us, we would have very limited alternatives for supply, and we may not be able to contract for and receive suitable alternative supply in a timely manner for our customers, or at all. Such an event may impair our ability to meet scheduled deliveries of our products to customers, which may cause our customers to cancel orders and subject us to liability, including liquidated damages to our customers, and may materially adversely affect our customer relationships, business, prospects, financial condition and results of operations. We may also be unsuccessful in our continued efforts to negotiate with existing suppliers to obtain cost reductions and avoid unfavorable changes to terms. Global demand has increased for lithium-ion battery cells, which has caused challenges for our suppliers, including delays or price volatility. Any such delays or reduced availability of energy storage systems or other component materials may impact our sales and operating results. Further, these risks may increase as the market demand for our offerings grows. Additionally, some of our suppliers supply systems and components to other businesses, including businesses engaged in the production of consumer electronics and other industries unrelated to energy storage systems. There are also larger purchasers of certain parts and materials that we supply to our customers. As a result, we may be unable to procure a sufficient supply of the items we require in the event that our suppliers fail to produce sufficient quantities to satisfy the demands of all of their customers. Any of these occurrences could materially adversely affect our business, prospects, financial condition and results of operations.
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
Given the uniqueness of our product, some of our suppliers do not have a long operating history and may not have sufficient capital resources. In the event any such supplier experiences financial difficulties, it may be difficult or may require substantial time and expense to replace such a supplier. We do not know whether we will be able to maintain long-term supply relationships with our critical suppliers, or secure new long-term supply agreements. Additionally, we procure many of the battery storage systems and components of our energy storage systems from non-U.S. suppliers, which exposes us to risks, including but not limited to unforeseen increases in costs or interruptions in supply arising from macroeconomic or geopolitical factors and from changes in applicable international trade regulations, such as taxes, tariffs, or quotas. Any of the foregoing could materially adversely affect our business, financial condition and results of operations.

Our hardware and software-enabled services involve a lengthy sales and installation cycle. If we fail to close sales on a regular and timely basis, it could adversely affect our business, financial condition and results of operations. Amounts included in our contracted backlog may not result in actual revenue or translate into profits.
Our sales cycle is typically six to 12 months for our hardware and software-enabled services, but can vary considerably. In order to make a sale, we must typically provide a significant level of education to prospective customers regarding the use and benefits of our hardware and software-enabled services.
The period between initial discussions with a potential customer and the sale of even a single energy storage system typically depends on a number of factors, including the potential customer’s budget and decision as to the type of financing it chooses to use, as well as the arrangement of such financing. Prospective customers often undertake a significant evaluation process, which may further extend the sales cycle, and which evaluation may be negatively impacted by general market and economic conditions such as inflation, rising interest rates, availability of capital, a recessionary environment, geopolitical instability, energy availability and costs, and the availability and effects of government initiatives.
We view potential contracts with developers and independent power producers for energy optimization services and transfer of energy storage systems that are currently being pursued by our direct sales force and channel partners as part of our pipeline.
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
These lengthy sales and installation cycles increase the risk that our customers may fail to satisfy their payment obligations, cancel orders before the completion of the transaction or delay the planned date for installation. Cancellation rates may be affected by factors outside of our control including, but not limited to, an inability to install an energy storage system at the customer’s chosen location because of permitting or other regulatory issues, unanticipated changes in the cost or availability of alternative sources of electricity available to the customer or other reasons unique to each customer. Our operating expenses are based on anticipated sales levels, and many of our expenses are fixed. If we are unsuccessful in closing sales after expending significant resources or if we experience delays or cancellations, our business, financial condition and results of operations could be adversely affected.
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
We believe that our success and our ability to reach our strategic objectives are highly dependent on the contributions of our key management, technical, engineering, finance and sales personnel. The loss of the services of any of our senior executives and other key employees could disrupt our operations, delay the development and introduction of our hardware and software-enabled services, and negatively affect our business, financial condition and operating results. In addition, our ability to manage our growth effectively, including our ability to expand our market presence in international markets, is impacted by our ability to successfully expand our management team, hire and train new personnel and implement and enhance human resources administrative systems. Our success in hiring, attracting and retaining senior management and other experienced and highly skilled employees will depend in part on our ability to provide competitive compensation packages and a high-quality work environment and maintain a desirable corporate culture. To help attract, retain, and motivate qualified employees, we use stock-based awards, such as restricted stock units, and performance-based cash incentive awards. Sustained declines in our stock price, or lower stock price performance relative to our competitors, can reduce the retention value of our stock-based awards. We may not be able to attract, integrate, train, motivate or retain current or additional highly qualified personnel, and our failure to do so could adversely affect our business, financial condition and operating results.
Furthermore, there is continued and increasing competition for talented individuals in our field, and competition for qualified personnel is especially intense in the San Francisco Bay Area, where our principal offices are located. In addition to longstanding competition for highly skilled and technical personnel, we face increased competitive pressures and employee cost inflation in tighter labor markets, such as was experienced during the COVID-19 pandemic. Industry competition and cross-

industry labor market pressures may negatively impact our ability to attract and retain our executive officers and other key technology, sales, marketing and support personnel and drive increases in our employee costs, both of which could adversely affect our business, financial condition and results of operations.
We have incurred significant losses in the past and may incur net losses through at least 2024.
Since our inception in 2009, we have incurred significant net losses and have used significant cash in our business. As of December 31, 2023, we had an accumulated deficit of approximately $772.5 million. We expect to continue to expand our operations, including by investing in sales and marketing, research and development, staffing systems and infrastructure to support our growth. Under our current plans, we expect to incur net losses on a GAAP basis through at least 2024. Our ability to achieve profitability in the future will depend on a number of factors, including:
•increasing sales to existing customers and attracting new customers for our hardware and software-enabled services;
•improving our gross margins;
•growing our sales volume;
•managing operating expenses;
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
We must continue to reduce the costs of operation of our energy storage systems, and production and operation of our asset performance monitoring and control solutions, to expand our market. Additionally, certain of our existing service contracts were entered into based on projections regarding service cost reductions that assume continued advances in lowering the cost of delivery of our services, which we may be unable to realize. While we have been successful in reducing some of our costs to date, some of our costs have increased, and we could experience additional cost increases in the future. Any such increases could slow our growth and cause our financial results and operational metrics to suffer. In addition, we may face increases in our other expenses, including increases in wages or other labor costs, as well as marketing, sales or related costs. We expect to continue to make significant investments to drive growth in the future. In order to expand into new markets while still maintaining our current margins, we will need to continue to reduce our costs. Increases in any of these costs, or our failure to achieve projected cost reductions, could adversely affect our business, financial condition and results of operations. If we are unable to reduce our cost structure in the future, we may not be able to achieve profitability or we may fail to do so on a satisfactory timeline, which could have a material adverse effect on our business and prospects.
Any future acquisitions we undertake may disrupt our business, adversely affect operations, dilute our stockholders, and expose us to significant costs and liabilities.
Acquisitions are an important element of our business strategy, and we may pursue future acquisitions to increase revenue, expand our market position, add to our service offerings and technological capabilities, respond to dynamic market conditions, or for other strategic or financial purposes. However, we cannot assure you that we will be able to identify suitable acquisition candidates or complete any acquisitions on favorable terms, or at all. In addition, any acquisitions we do complete, including our acquisition of AlsoEnergy, would involve a number of risks, which may include the following:
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
As a result of our acquisition of AlsoEnergy, we now operate in more than 50 countries, including the United States and Canada, and in multiple European Union (“EU”) and Latin American countries and Asia. Prior to our acquisition of AlsoEnergy, we operated in only three countries. We may in the future evaluate further opportunities to expand into new geographic markets and introduce new product offerings and services that are an extension of our existing business. We also may from time to time acquire businesses or product lines with the potential to strengthen our market position, enable us to enter attractive markets, expand our technological capabilities, or provide synergy opportunities.
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
•regional macroeconomic and geopolitical conditions;
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

In addition, there may be adverse effects to our business if there is instability, disruption or destruction in a significant geographic region, regardless of cause, including war, terrorism, riot, civil insurrection or social unrest; and natural or man-made disasters, including famine, flood, fire, earthquake, storm or disease. The U.S. government and other governments in jurisdictions in which we operate have imposed severe sanctions and export controls against Russia and Russian interests, and have threatened additional sanctions and controls. The ongoing conflict between Russia and Ukraine has exacerbated shortages and shipping delays affecting certain components and supplies. It is not possible to predict the broader consequences of this conflict, which could include further sanctions, embargoes, greater regional instability, geopolitical shifts and other adverse effects on macroeconomic conditions, international trade, currency exchange rates, supply chains and financial markets.
Our platform performance may not meet our customers’ expectations or needs.
The renewable energy projects that our customers construct and own are subject to various operating risks that may cause them to generate less value for our customers than expected. These risks include a failure or wearing out of our or our operators’, customers’ or utilities’ equipment; an inability to find suitable replacement equipment or parts; lower than expected supply or quality of the project’s source of electricity or faster than expected diminishment of such electricity supply; or volume disruption in our supply collection and distribution system. Any extended interruption or failure of our customer’s projects for any reason to generate the expected amount of output could adversely affect our business, financial condition and results of operations. In addition, there has been in the past, and may be in the future, an adverse impact on our customers’ willingness to continue to procure additional hardware and software-enabled services from us if any of our customer’s projects incur operational issues that indicate expected future cash flows from the project are less than the project’s carrying value. Any such outcome could adversely affect our operating results or ability to continue to grow our sales volume or to increase sales to existing customers or new customers.
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
On rare occasions, lithium-ion batteries can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials as well as other lithium-ion batteries. Any such occurrences could subject us to lawsuits, product recalls or redesign efforts, all of which would be time consuming and expensive. Also, negative public perceptions regarding the suitability of lithium-ion batteries for energy applications or any future incident involving lithium-ion batteries, such as a plant, vehicle or other fire, even if such incident does not involve hardware provided by us, could adversely affect our business and reputation.
If our estimates of useful life for our energy storage systems and related hardware and software-enabled services are inaccurate, or if our OEM suppliers do not meet service and performance warranties and guarantees, our business and financial results could be adversely affected.
We sell hardware and software-enabled services to our customers. Our software-enabled services are essential to the operation of these hardware products. As a result, in connection with the sales of energy storage hardware, we enter into recurring long-term services agreements with customers for the usage of our Athena platform for approximately 3 to 20 years. Our pricing of services contracts is based upon the value we expect to deliver to our customers, including considerations such as the useful life of the energy storage system and prevailing electricity prices. We also provide performance warranties and guarantees covering the efficiency and output performance of our software-enabled services. We do not have a long history with a large number of field deployments, and our estimates may prove to be incorrect. Failure to meet these performance warranties and guarantee levels may require us to refund our service contract payments to the customer, or require us to make cash payments to the customer based on actual performance, as compared to expected performance.
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
Our business is subject to risks associated with construction, utility interconnection and delays, including those related to obtaining government permits and other contingencies that may arise in the course of completing installations.
Although we are not regulated as a utility, federal, state and local government statutes and regulations concerning electricity heavily influence the demand for our products and services. These statutes and regulations often relate to electricity pricing, net metering, incentives, taxation and the rules surrounding the interconnection of customer-owned electricity generation for specific technologies. In the U.S., governments frequently modify these statutes and regulations. Governments, often acting through state utility or public service commissions, may change or adopt different requirements for utilities and rates for commercial customers on a regular basis. Changes, or in some cases a lack of change, in any of the laws, regulations, ordinances or other rules that apply to customer installations and new technology could make it more costly for our customers to install and operate our energy storage systems on particular sites, and in turn could negatively affect our ability to deliver cost savings to customers for the purchase of electricity.
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
Companies across all industries are facing increased scrutiny regarding their ESG practices and disclosures and institutional and individual investors are increasingly using ESG screening criteria in making investment decisions. Our disclosures on these matters or a failure to satisfy evolving stakeholder expectations for ESG practices and reporting may potentially harm our reputation and impact employee retention, customer relationships and access to capital. For example, certain market participants use third-party benchmarks or scores to measure a company’s ESG practices in making investment decisions and customers and supplies may evaluate our ESG practices or require that we adopt certain ESG policies as a condition of awarding contracts. In addition, our failure or perceived failure to pursue or fulfill our goals, targets and objectives or to satisfy various reporting standards within the timelines we announce, or at all, could expose us to government enforcement actions and private litigation.
Our ability to achieve any goal or objective, including with respect to environmental and diversity initiatives and compliance with ESG reporting standards, is subject to numerous risks, many of which are outside of our control. Examples of such risks include the availability and cost of technologies and products that meet sustainability and ethical supply chain standards, evolving regulatory requirements affecting ESG standards or disclosures, our ability to recruit, develop and retain diverse talent in our labor markets, and our ability to develop reporting processes and controls that comply with evolving standards for identifying, measuring and reporting ESG metrics. Methodologies for reporting ESG data may be updated and previously reported ESG data may be adjusted to reflect improvement in availability and quality of third-party data, changes in assumptions, changes in the nature and scope of our operations and other changes in circumstances. Our processes and controls for reporting ESG matters across our operations and supply chain are evolving along with multiple disparate standards for identifying, measuring, and reporting ESG metrics, including ESG-related disclosures that may be required by the SEC, European and other regulators, and such standards may change over time, which could result in significant revisions to our current goals, reported progress in achieving such goals, or ability to achieve such goals in the future. As ESG best-practices, reporting standards and disclosure requirements continue to develop, we may incur increasing costs related to ESG monitoring and reporting.
We Face Risks Related to our DevCo Business Model
From time to time, we have entered into strategic joint ventures with qualified third parties to develop energy storage power generation projects (“DevCo Projects”), as more fully described under Note 1 — Business, in the accompanying notes to the consolidated financial statements in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. These projects require upfront investment by us and involve a high degree of risk. The success of this business model depends in large part on the successful development, financing and construction of projects. However, such projects ultimately may not be commercially viable or may not result in an adequate return of capital and, in pursuing these projects, we may incur unanticipated liabilities. Successful completion of a project may be adversely affected, delayed or rendered infeasible by numerous factors, including:
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
We depend on a small number of significant customers for our sales, and a small number of customers have historically accounted for a material portion of our revenue. The loss of any one of our significant customers, their inability to perform under their contracts, their termination or failure to renew their contracts with us, or their default in payment could cause our revenue and our working capital to decline materially. As of December 31, 2023, we had $302.8 million of accounts receivable including $190.2 million of unbilled receivables. Certain of our unbilled arrangements totaling $73.5 million as of

December 31, 2023, with our significant customers have variability as to the timing and price, which the realization may differ from what is currently projected by the Company. For the near future, we may continue to derive a significant portion of our revenue from a small number of customers. For the fiscal year ended December 31, 2023, one customer accounted for approximately 26% of our revenue. Loss of a significant customer or a significant reduction in pricing or order volume from a significant customer could materially reduce our revenue and operating results in any reporting period.
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
Our estimates of variable consideration related to revenue recognition in connection with guarantees that we have issued under certain customer contracts are difficult to estimate, as they are based on estimates and assumptions that management believes to be reasonable but may materially differ from actual results. For example, in certain customer contracts, we previously agreed to provide a guarantee that the value of hardware purchased by a customer will not decline for a certain period of time. Under these guarantees, if such customers were unable to install or designate the hardware to a specified project within such period of time, we would be required to assist the customer in re-marketing the hardware for resale by the customer. Such guarantees provide that, in such cases, if the customer resells the hardware for less than the amount initially sold to the customer, we will be required to compensate the customer for any shortfall in resale price of the hardware from the initial contract purchase price. We account for such guarantees as variable consideration at each measurement date. We update our estimate of variable consideration, including changes in estimates related to such guarantees, each quarter for facts or circumstances that have changed from the time of the initial estimate. For example, we recorded a net revenue reduction of $35.1 million in hardware revenue during the year ended December 31, 2023. If our future estimates of variable consideration with respect to these or other guarantees differ significantly from initial estimates, we would need to record an adjustment to earnings to reverse the revenue previously recognized, and depending on the magnitude of any such adjustment, our results of operations could be materially and adversely affected.
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
Our growth depends in part on the success of our relationships with third parties, including contractors and project developers
We rely on third-party general contractors to install energy storage systems at our customers’ sites. We currently work with a limited number of general contractors, which has impacted and may continue to impact, our ability to facilitate customer installations as planned. Our work with contractors or their subcontractors may have the effect of our being required to comply with additional rules (including rules unique to our customers), working conditions, site remediation and other union requirements, which can add costs and complexity to an installation project. The timeliness, thoroughness and quality of the installation-related services performed by our general contractors and their subcontractors in the past have not always met our expectations or standards, and in the future may not meet our expectations and standards. It may be difficult to find and train third-party general contractors that meet our standards at a competitive cost.

In addition, we are investing resources in establishing strategic relationships with market players across a variety of industries, including large renewable project developers, to generate new customers. These programs may not roll out as quickly as planned or produce the results we anticipated. A significant portion of our business depends on attracting new partners and retaining existing partners. Negotiating relationships with our partners, investing in due diligence efforts with potential partners, training such third parties and contractors and monitoring them for compliance with our standards require significant time and resources and may present greater risks and challenges than expanding a direct sales or installation team. If we are not successful in establishing or maintaining our relationships with these third parties, our ability to grow our business and address our market opportunity could be impaired. Even if we are able to establish and maintain these relationships, we may not be able to execute on our goal of leveraging these relationships to meaningfully expand our business, brand estimates of variable consideration related to revenue recognition, and customer base. Such circumstances would limit our growth potential and our opportunities to generate significant additional revenue or cash flows.
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
The efficient operation of our business depends on our IT systems, some of which are managed by third-party service providers. We rely upon the capacity, reliability and security of our IT and data security infrastructure and our ability to effectively manage our business data, accounting, financial, legal and compliance functions, communications, supply chain, order entry and fulfillment, and expand and routinely update this infrastructure in response to the changing needs of our business. Our existing IT systems and any new IT systems we utilize may not perform as expected. If we experience a problem with the functioning of an important IT system or a security breach of our IT systems, including during system upgrades or new system implementations, the resulting disruptions could adversely affect our business.
Despite our implementation of reasonable security measures, our IT systems, like those of other companies, are vulnerable to damages from computer viruses, natural disasters, fire, power loss, telecommunications failures, personnel misconduct, human error, unauthorized access, physical or electronic security breaches, cyber-attacks (including malicious and destructive code, phishing attacks, ransomware, and denial of service attacks), and other similar disruptions. Such attacks or security breaches may be perpetrated by bad actors internally or externally (including computer hackers, persons involved with organized crime, or foreign state or foreign state-supported actors). Cybersecurity threat actors employ a wide variety of methods and techniques that are constantly evolving, increasingly sophisticated, and difficult to detect and successfully defend against. Moreover, we may not have the current capability to detect certain vulnerabilities, which may allow those vulnerabilities to persist in our systems over long periods of time. Geopolitical tensions or conflicts, such as Russia’s invasion of Ukraine, may further heighten the risk of cyber-attacks. We have experienced such incidents in the past, and any future incidents could expose us to claims, litigation, regulatory or other governmental investigations, administrative fines and potential liability. Any system failure, accident or security breach could result in disruptions to our operations. A material network breach in the security of our or our service providers’ IT systems could include the theft of our trade secrets, customer information, human resources information or other confidential data, including but not limited to personally identifiable information. Although past incidents have not had a material adverse effect on our business operations or financial performance, to the extent that any disruptions or security breach results in a loss or damage to our data, or an inappropriate disclosure of confidential, proprietary or customer information, it could cause significant damage to our reputation, affect our relationships with our customers and strategic partners, lead to claims against us from governments and private plaintiffs, and otherwise adversely affect our business. We cannot guarantee that future cyberattacks, if successful, will not have a material effect on our business or financial results.
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

Furthermore, our Athena platform is complex, developed for over a decade by many developers, and includes a number of licensed third-party commercial and open-source software libraries. Our software has contained defects and errors and may in the future contain undetected defects or errors. We continue to evolve the features and functionality of our platform through updates and enhancements, and as we do, we may introduce additional defects or errors that may not be detected until after deployment to customers through our hardware. In addition, if our hardware and software-enabled services, including any updates or patches, are not implemented or used correctly or as intended, inadequate performance and disruptions in service may result.
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
Although we have contractual protections, such as warranty disclaimers and limitation of liability provisions, in many of our agreements with customers, resellers and other business partners, such protections may not be uniformly implemented in all guarantees that we have issued under certain customer contracts and, where implemented, may not fully or effectively protect from claims by customers, resellers, business partners or other third parties. Any insurance coverage or indemnification obligations of suppliers may not adequately cover all such claims, or cover only a portion of such claims. A successful product liability, warranty, or other similar claim could have an adverse effect on our business, financial condition and operating results. In addition, even claims that ultimately are unsuccessful could result in expenditure of funds in litigation, divert management’s time and other resources and cause reputational harm.
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
We rely primarily on patent, trade secret and trademark laws, and non-disclosure, confidentiality, and other types of contractual restrictions to establish, maintain, and enforce our intellectual property and proprietary rights. However, our rights under these laws and agreements afford us only limited protection and the actions we take to establish, maintain, and enforce our intellectual property rights may not be adequate. For example, our trade secrets and other confidential information could be disclosed in an unauthorized manner to third parties, our owned or licensed intellectual property rights could be challenged, invalidated, circumvented, infringed, or misappropriated or our intellectual property rights may not be sufficient to provide us with a competitive advantage, any of which could have a material adverse effect on our business, financial condition and results of operations. Additionally, we rely on our brand names, trade names and trademarks to distinguish our products and services, such as our Athena® platform, from the products of our competitors; however, third parties may oppose our trademark applications, or otherwise challenge our use of such trademarks. In the event that our trademarks are successfully challenged and we lose rights to use those trademarks, we could be forced to rebrand our products and services, which could result in the loss of goodwill and brand recognition. In addition, the laws of some countries do not protect proprietary rights as fully as do the laws of the U.S. As a result, we may not be able to protect our proprietary rights adequately abroad.
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
We are subject to national, state and local environmental laws and regulations, as well as environmental laws in those foreign jurisdictions in which we operate. Environmental laws and regulations can be complex and are evolving. These laws can give rise to liability for administrative oversight costs, cleanup costs, property damage, bodily injury, fines and penalties. We are committed to compliance with applicable environmental laws and regulations, including health and safety standards, and we routinely review the operation of our energy storage systems for health, safety and compliance. Our energy storage systems, like other battery technology-based products of which we are aware, produce small amounts of hazardous wastes and air pollutants, and we seek to handle these materials in accordance with applicable regulatory standards.
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
Escalating trade tensions, particularly between the United States and China, have led to increased tariffs and trade restrictions, including tariffs applicable to certain materials and components for products used in solar energy projects and the renewable energy market more broadly, such as module supply and availability. More specifically, in March 2018, the United States imposed a 25% tariff on steel imports and a 10% tariff on aluminum imports pursuant to Section 232 of the Trade Expansion Act of 1962 and has imposed additional tariffs on steel and aluminum imports pursuant to Section 301 of the Trade Act of 1974. To the extent we source products that contain overseas supplies of steel and aluminum, these tariffs could result in interruptions in the supply chain and negatively affect costs and our gross margins. Additionally, in January 2018, the United States adopted a tariff on imported solar modules and cells pursuant to Section 201 of the Trade Act of 1974. The tariff was initially set at 30%, with a gradual reduction over four years to 15%. While this tariff does not apply directly to the components we import, it may indirectly affect us by affecting the financial viability of solar energy projects, which could in turn reduce demand for our products. Furthermore, in July 2018, the United States adopted a 10% tariff on a long list of products imported from China under Section 301 of the Trade Act of 1974, including, inverters and power optimizers, which became effective on September 24, 2018. In June 2019, the Office of the U.S. Trade Representative increased the rate of such tariffs from 10% to 25%. While these tariffs are not directly applicable to our products, they could negatively affect the solar energy projects in which our products are used, which could lead to decreased demand for our products.
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
In February 2022, Auxin Solar Inc., a U.S. producer of crystalline silicon PV products, petitioned the USDOC to investigate alleged circumvention of antidumping and countervailing duties on crystalline silicon PV cell and module imports assembled and completed in Cambodia, Malaysia, Thailand, and Vietnam. In August 2023, USDOC issued a final determination that certain Chinese producers are circumventing antidumping and countervailing duties by shipping crystalline silicon PV cells and modules through Cambodia, Malaysia, Thailand, and Vietnam for minor processing. The United States has suspended until June 2024 collection of antidumping and countervailing duties on crystalline silicon PV cell and module imports from those four countries. The timing and progress of many of our customers’ projects depend upon the supply of PV cells and modules. As a result, if the if the United States begins collecting antidumping and countervailing duties on such products, it could adversely affect our business, financial condition and results of operations.
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
Some products that we import may also be affected by the Uyghur Forced Labor Prevention Act (the “UFLPA”), which was signed into law by President Biden on December 23, 2021. According to U.S. Customs and Border Protection, “it establishes a rebuttable presumption that the importation of any goods, wares, articles, and merchandise mined, produced, or manufactured wholly or in part in the Xinjiang Uyghur Autonomous Region of the People’s Republic of China, or produced by certain entities, is prohibited by Section 307 of the Tariff Act of 1930 and that such goods, wares, articles, and merchandise are not entitled to entry to the U.S. The presumption applies unless the Commissioner of U.S. Customs and Border Protection determines that the importer of record has complied with specified conditions and, by clear and convincing evidence, that the goods, wares, articles, or merchandise were not produced using forced labor.” There continues to be uncertainty regarding how to achieve full compliance with the UFLPA, whether related to sufficient traceability of materials or other factors. This has created a significant compliance burden and caused supply chain constraints and project delays for our customers that import certain products (including solar panels and related components) from China. Although our own product delivery schedules have not been materially affected thus far, future developments in the enforcement of the UFLPA and related withhold release orders issued by the U.S. Customs and Border Protection may result in disruptions to our own supply chains and future sales, and therefore negatively impact our business, financial condition, and results of operations.

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
The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We continue to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We also continue to improve our internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight.
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
The trading market for our common stock depends in part on the research and reports that analysts publish about our business. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, demand for our common stock could decrease and our common stock price and trading volume may decline. Similar results may occur if one or more of these analysts stop covering us in the future or fail to publish reports on us regularly.

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
•changes in expectations as to our future financial performance, including financial estimates and investment recommendations by securities analysts and investors;
•declines in the market prices of stocks generally;
•strategic actions by us or our competitors;
•announcements by us or our competitors of significant contracts, acquisitions, joint ventures, other strategic relationships or capital commitments;
•any significant change in our senior management;
•changes in general macroeconomic or market conditions or trends in our industry or markets, including as a result of a general economic slowdown or a recession, increasing interest rates and changes in monetary policy, or inflationary pressures;
•changes in business or regulatory conditions, including new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•future sales of our common stock or other securities or the incurrence of significant debt;
•investor perceptions or the investment opportunity associated with our common stock relative to other investment alternatives;
•the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;
•litigation involving us, our industry, or both, or investigations by regulators into our operations or those of our competitors;
•financial and operating guidance, if any, that we provide to the public, and any changes in this guidance or our failure to meet this guidance;
•actions by institutional or activist stockholders;
•changes in accounting standards, policies, guidelines, interpretations or principles; and
•other events or factors, including those resulting from natural disasters, geopolitical instability or war, acts of terrorism or responses to these events.
These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance.
In addition, in the past, following periods of market volatility, stockholders have instituted securities class action litigation against companies. For example, in May and July 2023, two putative securities class actions were filed against us and certain of our current and former officers and directors alleging claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Sections 11 and 15 of the Securities Act of 1933. The lawsuits seek damages, litigation costs and interest. Securities litigation against us could result in substantial costs and divert our management’s time and attention from other business concerns, which could have a material adverse effect on our business, regardless of the outcome of such litigation. We may be the target of additional litigation of this type in the future.

Our financial condition and results of operations and other key metrics are likely to fluctuate on a quarterly basis in future periods, which could cause our results for a particular period to fall below expectations, resulting in a severe decline in the price of our common stock.
Our financial condition and results of operations and other key metrics have fluctuated significantly in the past and may continue to fluctuate in the future due to a variety of factors, many of which are beyond our control. For example, the amount of revenue we recognize in a given period is materially dependent on the volume of purchases of our energy storage systems and software-enabled services in that period, as well as on a small number of customers.
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
As a Delaware corporation, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law (the “DGCL”), which prohibits a Delaware corporation from engaging in a business combination specified in the statute with an interested stockholder (as defined in the statute) for a period of three years after the date of the transaction in which the person first becomes an interested stockholder, unless the business combination is approved in advance by a majority of the independent directors or by the holders of at least two-thirds of the outstanding disinterested shares. The application of Section 203 of the DGCL could also have the effect of delaying or preventing a change of control of us.
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
The capped call transactions we entered into in connection with the pricing of our 2028 and 2030 Convertible Notes may adversely affect the market price of our common stock.
In connection with the pricing of the 2028 and 2030 Convertible Notes, we entered into capped call transactions with several affiliates of the Initial Purchasers (the “Option Counterparties”). The capped call transactions are expected generally to reduce potential dilution to our common stock upon conversion of any 2028 and 2030 Convertible Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted notes, as the case may be, with such reduction and/or offset subject to a cap.
In addition, the Option Counterparties and/or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock in secondary market transactions and prior to the maturity of the 2028 and 2030 Convertible Notes (and are likely to do so on each exercise date for the capped call transactions or following any termination of any portion of the capped call transactions in connection with any repurchase, redemption or early conversion of the 2028 and 2030 Convertible Notes). This activity could cause or avoid an increase or decrease in the market price of our common stock.

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
Most members of our management team have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage us as a public company that is subject to significant regulatory oversight and reporting obligations under the federal securities laws and the scrutiny of securities analysts and investors. These new obligations and constituents require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, results of operations and financial condition.
Future litigation or administrative proceedings could have a material adverse effect on our business, financial condition, and results of operations.
We have been and continue to be involved in legal proceedings, claims, and other litigation. In addition, since our energy storage product is a new type of product in a nascent market, we have in the past needed and may in the future need to seek the amendment of existing regulations or, in some cases, the creation of new regulations, in order to operate our business in some jurisdictions. Such regulatory processes may require public hearings concerning our business, which could expose us to subsequent litigation. Unfavorable outcomes or developments relating to proceedings to which we are a party or transactions involving our products and services, such as judgments for monetary damages, injunctions, or denial or revocation of permits, could have a material adverse effect on our business, financial condition, and results of operations. In addition, settlement of claims could adversely affect our financial condition and results of operations.
Our operating results may be adversely affected by unfavorable macroeconomic, geopolitical, and market conditions.
Unfavorable macroeconomic conditions, such as a general slowdown or recession of the global or U.S. economy, uncertainty and volatility in the financial markets, inflation or rising interest rates, as well as geopolitical conditions could reduce investment in projects that make use of our services. In addition, sustained unfavorable macroeconomic conditions might also have a negative impact on many of our customers or suppliers, which could impair their ability to meet their obligations to us. If economic and market conditions globally, in the U.S. or in other key markets become more volatile or deteriorate further, we may experience material impacts on our business, financial condition and results of operations.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
We maintain a cyber risk management program that is designed to identify, assess, manage, mitigate, and respond to cybersecurity threats. The design of our program is based on recognized best practices and standards for cybersecurity and information technology, including the National Institute of Standards and Technology Cybersecurity Framework.
We have implemented a cyber incident response standard operating procedure (the “SOP”) detailing actions to be taken in the event of a cyber incident. Pursuant to the SOP, any suspected cyber breaches or detected vulnerabilities are promptly reported by our cybersecurity team to our Chief Technology Officer (“CTO”) and Chief Legal Officer (“CLO”) for further assessment and/or remediation. In addition, we require our employees to regularly participate in mandatory cybersecurity training that covers critical aspects of digital security, including phishing prevention, threat awareness, and safe data handling practices. Cybersecurity risk considerations are also incorporated into our broader business continuity planning.
In addition to our internal processes, our partnerships with various third-party vendors comprise a key component of our cyber risk management program. We engage several reputable third-party companies to monitor and maintain the performance and effectiveness of our products and services, as well as to conduct System and Organization Controls (SOC) assessments and our mandatory cybersecurity training for employees.
Our Compliance and Security Officer (“CSO”) is the head of our experienced cybersecurity team and is responsible for assessing and managing our cyber risk management program. Our CSO collaborates with our business, engineering, human resources, legal, and other functions to implement and enforce our cyber policies. Our CSO reports to our CTO, and they collectively inform our senior management regarding the prevention, detection, mitigation, and remediation of incidents and vulnerabilities.
The Audit Committee of the Board of Directors (the “Board”) oversees our cybersecurity risk exposures and the steps taken by management to monitor and mitigate cybersecurity risks. Each quarter,, our CTO updates the Audit Committee on the development and effectiveness of our cyber risk management program. In addition, the Audit Committee is responsible for periodically reviewing and discussing with management our practices with respect to cybersecurity and information security risk management. In addition, cybersecurity risks are reviewed by the Board as part of the Company’s corporate risk mapping exercise.
Although we have experienced, and will continue to experience, cyber incidents in the normal course of our business, prior cyber incidents have not had a material adverse effect on our business. For a further explanation of the cybersecurity risks and threats that we could be subject, see “A failure of our information technology and data security infrastructure could adversely affect our business and operations” in Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K.
ITEM 2. PROPERTIES
Our corporate headquarters is located in San Francisco, California. This facility comprises approximately 23,500 square feet of office space. We lease this facility. In addition, our other material properties are described below.

Type of Space	Location	Approximate Square Footage	Leased or Owned
Office	Gurugram, India	41,800 square feet	Leased
Office	Boulder, Colorado	15,800 square feet	Leased
Warehouse	Longmont, Colorado	13,950 square feet	Leased
We believe our space is adequate for our current needs and that suitable additional or substitute spaces will be available to accommodate the foreseeable expansion of our operations. For more information about our material lease commitments, see Note 8 — Leases, in the accompanying notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
ITEM 3. LEGAL PROCEEDINGS
The information with respect to this Item 3, “Legal Proceedings” is set forth in Note 20 — Commitments and Contingencies, in the accompanying notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock
Our common stock is traded on The New York Stock Exchange under the symbol “STEM.”
Holders
As of February 21, 2024, there were 93 holders of record of our common stock.
Dividend Policy
We have not paid any cash dividends on our common stock to date and currently intend to retain any future earnings to fund the growth of our business. The payment of cash dividends is subject to the discretion of the Board and may be affected by various factors, including our future earnings, financial condition, capital requirements, share repurchase activity, current and future planned strategic growth initiatives, levels of indebtedness, and other considerations our Board of Directors deems relevant.
Stock Performance Graph
This performance graph shall not be deemed “soliciting material” or deemed to be “filed” with the SEC, for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act.
The following graph compares (i) the cumulative total stockholder return on our common stock from August 20, 2020 (the date our common stock commenced trading on the New York Stock Exchange under our former symbol “STPK.”) through December 31, 2023 with (ii) the cumulative total return of the Russell 2000 Index and the NASDAQ Clean Edge Green Energy Index over the same period, assuming the investment of $100 in our common stock and in both of the other indices on August 20, 2020 and the reinvestment of dividends. As discussed above, we have never declared or paid a cash dividend on our common stock and do not anticipate declaring or paying a cash dividend in the foreseeable future.

Recent Sales of Unregistered Securities
Except as previously disclosed in a Current Report on Form 8-K filed with the SEC on April 3, 2023, no other unregistered sales of our common stock were made during the year ended December 31, 2023.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
ITEM 6. [RESERVED]
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following management’s discussion and analysis of our financial condition and results of operations (“MD&A”) in conjunction with our consolidated financial statements and the related notes included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Report. In addition to our historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results and the timing of certain events could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Report, particularly in Part I, Item 1A, “Risk Factors.”
This MD&A generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this Annual Report on Form 10-K can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K filed with the SEC on February 17, 2023.

The Merger
The information regarding the Merger set forth in the first paragraph of Part 1, Item 1, “Business — History” above is incorporated herein by reference. See also Note 1 — Business, in the accompanying notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. For financial reporting purposes, Legacy Stem is treated as the accounting acquirer.

Acquisition of AlsoEnergy
On February 1, 2022, we acquired 100% of the issued and outstanding capital stock of AlsoEnergy. The transaction combined our storage optimization capabilities with AlsoEnergy’s solar asset performance monitoring and control software. Through AlsoEnergy, we provide end-to-end turnkey solutions that monitor and manage renewable energy systems through AlsoEnergy’s PowerTrack software. PowerTrack includes data acquisitions and monitoring, performance modelling, agency reporting, internal reports, work order tickets, and supervisory control and data acquisition (“SCADA”) controls. AlsoEnergy has deployed systems at various international locations, but its primary customer base is in the United States, Germany and Canada. The total consideration for the AlsoEnergy acquisition was $652.0 million, comprised of $543.1 million paid in cash net of a working capital adjustment for an escrow recovery, and $108.9 million in the form of 8,621,006 shares of our common stock. We incurred $6.1 million of transaction costs related to the acquisition of AlsoEnergy, which were recorded in general and administrative expense during the year ended December 31, 2022. See Note 6 — Business Combinations, in the accompanying notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
Overview
Our mission is to maximize the economic, environmental, and resiliency value of renewable energy assets through our leading artificial intelligence (“AI”) platform. In order to fulfill our mission, we provide our customers, which include C&I enterprises as well as independent power producers, renewable project developers, utilities and grid operators, with (i) energy storage hardware, sourced from leading, global battery OEMs, that we deliver through our partners, including developers, distributors and EPC firms, (ii) edge hardware to aid in the collection of site data and the real-time operation and control of the site plus other optional equipment, and (iii) an ongoing software platform, Athena®, and professional services to operate and manage the performance of standalone energy storage, integrated solar plus storage systems, and solar assets. In addition, in all of the markets where we help manage our customers’ clean energy assets, we have agreements to use the Athena platform to participate in such markets and to share the revenue from such market participation.

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
For BTM customers, Athena mitigates customer energy costs through services such as time-of-use and demand charge management optimization and by aggregating the dispatch of energy through a network of virtual power plants. Our software is designed to reduce C&I customer energy bills, increase their energy yield, and help our customers facilitate the achievement of their corporate environmental, social, and corporate governance (“ESG”) and carbon reduction objectives. Through PowerTrack, our software maximizes solar energy output and minimizes asset downtime.
For FTM customers, our software decreases risk for project developers, asset owners, independent power producers and investors by adapting to dynamic energy market conditions in connection with the deployment of electricity and improving the value of energy assets over the course of their FTM system’s lifetime.
Since our inception in 2009, we have engaged in developing and marketing software-enabled services, raising capital, and recruiting personnel. We have incurred net operating losses and negative cash flows from operations each year since our inception. We have financed our operations primarily through cash flows from customers, proceeds received from the Merger, convertible senior notes, and the issuance of convertible preferred stock.
Our total revenue grew from $363.0 million for the year ended December 31, 2022 to $461.5 million for the year ended December 31, 2023. For the years ended December 31, 2023 and 2022, we incurred net losses of $140.4 million and $124.1 million, respectively. As of December 31, 2023, we had an accumulated deficit of $772.5 million.

We expect that our sales and marketing, research and development, regulatory and other expenses will continue as we expand our marketing efforts to increase sales of our solutions, expand existing relationships with our customers, and obtain regulatory clearances or approvals for future product enhancements. In addition, we expect to continue to manage and reduce our general and administrative costs and expenses associated with scaling our business operations as well as being a public company, including legal, accounting, insurance, exchange listing and SEC compliance, investor relations, and other costs and expenses.
Key Factors, Trends and Uncertainties Affecting our Business
We believe that our performance and future success depend on several factors, some of which present significant opportunities for us, and some of which pose risks and challenges, including but not limited to:

Seasonality
Our results of operations have typically fluctuated due to seasonal trends, which we expect to recur in future periods. Historically, we have recognized most of our revenue in the third and fourth fiscal quarters of each year due to various factors, including the requirement by our customers to reach target commercial operation dates for their renewable energy projects as well as tax equity and financing considerations. For instance, our revenue recognized in the third and fourth quarters of the fiscal year ended December 31, 2023 accounted for 65% of the total revenue recognized in the fiscal year ended December 31, 2023. The seasonality of our results of operations may be mitigated as our software and services offerings begin to comprise a greater percentage of our total revenue.

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

DevCo Joint Ventures
We, through an indirect wholly-owned development subsidiary, have entered into strategic joint ventures with qualified third parties to develop select energy storage generation projects (“DevCo Projects”), as more fully described above under Note 1 — Business in the accompanying notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. These projects require significant upfront investment by us and involve a high degree of risk. If a DevCo Project fails to reach completion or is significantly delayed, we could lose all or a portion of our development capital investment. See “We Face Risks Related to our DevCo Business Model” in Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K for additional information about certain risks related to these DevCo Projects.
Parent Company Guarantees
In certain customer contracts, we previously agreed to provide a guarantee that the value of purchased hardware will not decline for a certain period of time, as more fully described above under Note 3 — Revenue, in the accompanying notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. We account for such contractual terms and guarantees as variable consideration at each measurement date. We update our estimates of variable consideration each quarter, including changes in estimates related to such guarantees, for facts or circumstances that have changed from the time of the initial estimate. As a result, we recorded a net revenue reduction of $35.1 million in hardware revenue during the year ended December 31, 2023. Specifically, $16.9 million of the overall reduction in revenue was related to deliveries that occurred during fiscal year 2022, and $18.2 million is related to deliveries that occurred during fiscal 2023. Because these contractual terms and guarantees had not previously resulted in a revenue reduction in prior periods, and because we do not intend to provide such parent company guarantees in customer contracts going forward, we believe that excluding the impact of the $35.1 million net reduction in revenue from adjusted EBITDA and non-GAAP gross profit enhances the comparability to these metrics in prior periods.
We do not intend to provide new parent company guarantees in customer contracts going forward. In addition, the Company does not expect that future revenue reductions, if any, as a result of outstanding guarantees will be material.
Decline in Lithium-Ion Battery Costs
Our revenue growth is directly tied to the continued adoption of energy storage systems by our customers. The cost of lithium-ion energy storage hardware has generally declined over the last decade, but increased demand and global supply chain constraints could cause price increases in the future. The market for energy storage is rapidly evolving, and while we believe costs will continue to decline over time, there is no guarantee. If costs do not continue to decline, or do not decline as quickly as we anticipate, this could adversely affect our ability to increase our revenue and grow our business. The IRA was signed into law in August 2022 and includes incentives and tax credits aimed at reducing the effects of climate change, such as a tax credit for stand-alone battery storage projects. The implementation of the IRA is expected to further reduce the cost of battery storage systems for certain customers; however, there are numerous restrictions and requirements associated with qualifying for the tax credits and other incentives available under the IRA, and we continue to assess how the IRA may affect our business.
Increase in Deployment of Renewables
Deployment of intermittent resources has accelerated over the last decade, and today, wind and solar have become a low cost energy source. We expect the cost of generating renewable energy to continue to decline and deployments of energy storage systems to increase. As renewable energy sources of energy production are expected to represent a larger proportion of energy generation, grid instability rises due to their intermittency, which can be addressed by energy storage solutions. The IRA is expected to further increase the deployment of renewable energy assets. We are continuing to evaluate the IRA and its requirements, as well as the application to our business and our customers.
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
Government Regulation and Compliance
Although we are not regulated as a utility, the market for our products and services is heavily influenced by federal, state, and local government statutes and regulations concerning electricity. These statutes and regulations, like the IRA, affect electricity pricing, net metering, incentives, taxation, competition with utilities, and the interconnection of customer-owned electricity generation. In the United States and internationally, governments regularly modify these statutes and regulations and acting through state utility or public service commissions, regularly change and adopt different rates for commercial customers. These changes can positively or negatively affect our ability to deliver cost savings to customers.
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
Non-GAAP Gross Profit and Margin
We define non-GAAP gross profit as gross profit excluding amortization of capitalized software, impairments related to decommissioning of end-of-life systems, excess supplier costs and resulting liquidated damages, reduction in revenue, and revenue constraints. We define non-GAAP gross margin as non-GAAP gross profit as a percentage of revenue.
We generally record the full purchase order value as revenue at the time of hardware delivery; however, for certain non-cancelable purchase orders entered into during the first quarter of 2023, the final settlement amount payable to us is variable and indexed to the price per ton of lithium carbonate in the first quarter of 2024 such that we may increase or decrease the final prices in such purchase orders based on the price per ton of lithium carbonate at final settlement. Lithium carbonate is a key raw material used in the production of hardware systems that we ultimately sell to our customers. The total dollar amount of such purchase orders for the indexed contracts was approximately $52.0 million. However, due to the pricing structure in such purchase orders, we recorded revenue in the first quarter of 2023 of approximately $42.0 million, net of a $10.2 million revenue constraint, using a third party forecast of the lithium carbonate trading value in the first quarter of 2024. Because we had not previously used indexed pricing in our customer contracts or purchase orders and had not previously constrained revenue related to forecasted inputs of our hardware systems, we believe that including the $10.2 million revenue constraint from the first quarter of 2023 into non-GAAP gross profit enhances the comparability to our non-GAAP gross profit in prior periods. Because the purchase orders are variable and depend on the specified price per ton of lithium carbonate at the time of final measurement at the end of the first quarter of 2024, we are expected to receive, pursuant to such purchase orders, final consideration of at least approximately $34.0 million, subject to market conditions upon settlement. We recorded the full cost of hardware revenue for these indexed contracts in the first quarter of 2023.

In the fourth quarter of 2023, we incurred costs of $2.7 million above initially agreed prices on the acquisition of certain hardware systems from one of our suppliers, which resulted from production delays by such supplier. This in turn caused fulfillment and delivery delays on an order to one of our customers, as a result of which we further incurred liquidated damages of $4.8 million under the customer contract. Because we had not previously incurred costs above initially agreed prices with a hardware supplier and were subsequently required to pay liquidated damages to a customer, we excluded these two items from adjusted EBITDA and non-GAAP gross profit to better facilitate comparisons of our underlying operating performance across periods.

The following table provides a reconciliation of gross profit and margin (GAAP) to non-GAAP gross profit and margin (in millions, except for percentages):

	Years Ended December 31,
	2023	2022
Revenue	$461.5	$363.0
Cost of revenue	(457.9)	(329.9)
GAAP gross profit	$3.6	$33.1
GAAP gross margin (%)	1%	9%

Non-GAAP Gross Profit
GAAP Revenue	$461.5	$363.0
Add: Revenue constraint (1)	10.2	—
Add: Revenue reduction, net (2)	35.1	—
Add: Liquidated damages (3)	4.8	—
Subtotal	511.6	363.0
Less: Cost of revenue	(457.9)	(329.9)
Add: Amortization of capitalized software & developed technology	13.5	10.7
Add: Impairments	5.2	3.5
Add: Excess supplier costs (3)	2.7	—
Non-GAAP gross profit	$75.1	$47.3
Non-GAAP gross margin (%)	15%	13%
(1) Refer to the discussion of revenue constraint in “— Non-GAAP Gross Profit and Margin” above.
(2) Refer to the discussion of reduction in revenue in “— Parent Company Guarantees” above.
(3) Refer to the discussion of excess supplier costs and resulting liquidated damages in “— Non-GAAP Gross Profit and Margin” above. Refer to Note 2 - Summary of Significant Accounting Policies for a discussion on the accounting treatment of liquidated damages.
Adjusted EBITDA
As discussed above, we believe that adjusted EBITDA is useful for investors to use in comparing our financial performance with the performance of other companies. Nonetheless, the expenses and other items that we exclude in our calculation of adjusted EBITDA may differ from the expenses and other items, if any, that other companies may exclude when calculating adjusted EBITDA.
We calculate adjusted EBITDA as net loss attributable to us before depreciation and amortization, including amortization of internally developed software, net interest expense, further adjusted to exclude stock-based compensation and other income and expense items, including the net gain on extinguishment of debt, revenue constraint, reduction in revenue, excess supplier costs and resulting liquidated damages, change in fair value of derivative liabilities, transaction and acquisition-related charges, litigation settlement, restructuring costs and income tax provision or benefit.

The following table provides a reconciliation of adjusted EBITDA to net loss (in thousands):

	Years Ended December 31,
	2023	2022
	(in thousands)
Net loss	$(140,413)	$(124,054)
Adjusted to exclude the following:
Depreciation and amortization (1)	51,134	48,783
Interest expense, net	14,977	10,468
Gain on extinguishment of debt, net	(59,121)	—
Stock-based compensation	45,109	28,661
Revenue constraint (2)	10,200	—
Revenue reduction, net (3)	35,051	—
Excess supplier costs and resulting liquidated damages (4)	7,554	—
Change in fair value of derivative liability	7,731	—
Transaction costs in connection with business combination	—	6,068
Litigation settlement	—	(727)
Provision for (benefit from) income taxes	433	(15,161)
Other expenses (5)	7,889	—
Adjusted EBITDA	$(19,456)	$(45,962)
(1) Depreciation and amortization includes depreciation and amortization expense, impairment loss of energy storage systems, and impairment loss of project assets.
(2) Refer to the discussion of revenue constraint in “— Non-GAAP Gross Profit and Margin” above.
(3) Refer to the discussion of reduction in revenue in “— Parent Company Guarantees” above.
(4) Refer to the discussion of excess supplier costs and resulting liquidated damages in “— Non-GAAP Gross Profit and Margin” above.
(5) Adjusted EBITDA for the year ended December 31, 2023 reflects the exclusion of other expenses of $7.9 million. Other expenses are comprised of $5.6 million in accruals for sales taxes, $1.3 million for expenses related to restructuring costs, $0.5 million for impairments, and $0.5 million of other non-recurring expenses. Restructuring expenses consisted of employee severance and other exit costs.

Financial Results and Key Metrics
The following table presents our financial results and our key metrics (in millions, except for percentages and unless otherwise noted):

	Years Ended December 31,
	2023	2022
	(in millions)
Key Financial Metrics
Revenue	$461.5	$363.0
GAAP gross profit	$3.6	$33.1
GAAP gross margin (%)	1%	9%
Non-GAAP gross profit	$75.1	$47.3
Non-GAAP gross margin (%)	15%	13%
Net loss	$(140.4)	$(124.1)
Adjusted EBITDA	$(19.5)	$(46.0)

Key Operating Metrics
Bookings (1)	$1,532.4	$1,056.9
Contracted backlog* (2)	1,929.3	969.0
Contracted storage AUM (in GWh)* (3)	5.5	3.1
Solar monitoring AUM (in GW)* (4)	27.5	25.0
CARR* (5)	91.0	65.3
* at period end
(1) As described below.
(2) Total value of bookings in dollars, as reflected on a specific date. Backlog increases as new contracts are executed (bookings) and decreases as integrated storage systems are delivered and recognized as revenue.

(3) Total GWh of systems in operation or under contract. Contracted storage AUM as of December 31, 2022 has been adjusted from 2.5 GWh, as previously disclosed, to 3.1 GWh. Revised AUM reflects adjustments to total GWh of energy storage systems to previously executed customer contracts as a result of revisions to system configuration or changes in hardware specifications due to updates from the original equipment manufacturer.

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
For partnership sales, bookings are the sum of the expected consideration to be received from the transfer of hardware and energy optimization services (excluding any potential revenues from market participation). For partnership sales, even though we have secured an executed contract with estimated timing of project delivery and installation from the customer, we do not consider it a contract in accordance with Financial Accounting Standards Board (“FASB”) ASU 2014-09 Topic 606, Revenue from Contracts with Customers (“ASC 606”), or a remaining performance obligation, until the customer has placed a binding purchase order. A signed customer contract is considered a booking as this indicates the customer has agreed to place a purchase order in the foreseeable future, which typically occurs within three months of contract execution. However, executed customer contracts, without binding purchase orders, are cancellable without penalty by either party.

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
The accounting policy and timing of revenue recognition for host customer contracts and partnership arrangements that qualify as contracts with customers under ASC 606, are described within Note 2 — Summary of Significant Accounting Policies, in the accompanying notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
The following discussion and analysis of our results of operations and our liquidity and capital resources include the results of operations for AlsoEnergy for the period from February 1, 2022. For additional information, including pro forma results of operations for the year ended December 31, 2022 calculated as if AlsoEnergy had been acquired as of January 1, 2022, see Note 6 — Business Combinations, of the Notes to the consolidated financial statements in this report.
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
We generate hardware revenue through partnership arrangements consisting of sales of energy storage system to solar plus storage project developers. Performance obligations are satisfied when the energy storage system along with all ancillary hardware components are delivered. The milestone payments received before the delivery of hardware are treated as deferred revenue. In certain customer contracts, we agreed to provide a guarantee that the value of purchased hardware will not decline for a certain period of time, as more fully described below under Note 3 — Revenue, in the accompanying notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
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

Operating Expenses
Sales and Marketing
Sales and marketing expense consists of payroll and other related personnel costs, including salaries, stock-based compensation, commissions, bonuses, employee benefits, and travel for our sales and marketing personnel. In addition, sales and marketing expense includes trade show costs, amortization of intangibles and other expenses. We expect our sales and marketing expense to increase in future periods to support the overall growth in our business.

Research and Development
Research and development expense consists primarily of payroll and other related personnel costs for engineers and third parties engaged in the design and development of products, third-party software and technologies, including salaries, bonuses and stock-based compensation expense, project material costs, services and depreciation. We expect research and development expense to increase in future periods to support our growth, including our investments in optimization, accuracy and reliability of our platform and other technology improvements to support and drive efficiency in our operations. These expenses may vary from period to period as a percentage of revenue, depending primarily upon when we choose to make more significant investments.
General and Administrative Expense
General and administrative expense consists of payroll and other related personnel costs, including salaries, stock-based compensation, employee benefits and expenses for executive management, legal, finance and other costs. In addition, general and administrative expense includes fees for professional services and occupancy costs. We expect to continue to manage and reduce our general and administrative expense associated with scaling our business operations and being a public company, including compliance with the rules and regulations of the SEC, legal, audit, additional insurance expenses, investor relations activities, and other administrative and professional services.
Other Income (Expense), Net
Interest Expense, Net
Interest expense, net consists primarily of interest on our outstanding borrowings under our outstanding notes payable, convertible senior notes, and financing obligations and accretion on our asset retirement obligations.
Gain on Extinguishment of Debt, Net
Gain on extinguishment of debt, net consists of income recognized in relation to the prepayment of our outstanding borrowings under our outstanding convertible notes and the write-off of any unamortized debt issuance costs associated with such notes.
Change in Fair Value of Derivative Liability
Change in fair value of derivative liability is related to the revaluation of derivative feature within a revenue contract, whereby final settlement is indexed to the price per ton of lithium carbonate.
Other Income, Net
Other income, net consists primarily of income from equity investments and foreign exchange gains or losses.

Results of Operations
Results of Operations for the Years Ended December 31, 2023 and 2022

	Year Ended December 31,		$ Change	% Change
	2023	2022
	(In thousands, except percentages)
Revenue
Services and other revenue	$62,548	$52,143	$10,405	20%
Hardware revenue	398,967	310,837	88,130	28%
Total revenue	461,515	362,980	98,535	27%
Cost of revenue
Cost of services and other revenue	50,298	43,153	7,145	17%
Cost of hardware revenue	407,552	286,735	120,817	42%
Total cost of revenue	457,850	329,888	127,962	39%
Gross profit	3,665	33,092	(29,427)	(89)%
Operating expenses
Sales and marketing	51,556	48,882	2,674	5%
Research and development	56,508	38,303	18,205	48%
General and administrative	74,915	77,028	(2,113)	(3)%
Total operating expenses	182,979	164,213	18,766	11%
Loss from operations	(179,314)	(131,121)	(48,193)	37%
Other income (expense), net
Interest expense, net	(14,977)	(10,468)	(4,509)	43%
Gain on extinguishment of debt, net	59,121	—	59,121	*
Change in fair value of derivative liability	(7,731)	—	(7,731)	*
Other income, net	2,921	2,374	547	23%
Total other income (expense), net	39,334	(8,094)	47,428	(586)%
Loss before (provision for) benefit from income taxes	(139,980)	(139,215)	(765)	1%
(Provision for) benefit from income taxes	(433)	15,161	(15,594)	(103)%
Net loss	$(140,413)	$(124,054)	$(16,359)	13%
*Percentage is not meaningful
Revenue
Total revenue increased by $98.5 million, or 27%, for the year ended December 31, 2023, as compared to the year ended December 31, 2022. The change was primarily driven by a $88.1 million increase in hardware revenue primarily due to an increase in demand for systems related to both FTM and BTM partnership agreements. Services and other revenue increased by $10.4 million compared to the year ended December 31, 2022, primarily due to an increase in solar services subscriptions from existing and new customers.
Cost of Revenue
Cost of revenue increased by $128.0 million, or 39%, for the year ended December 31, 2023, as compared to the year ended December 31, 2022. The increase was primarily driven by an increase of cost of hardware revenue of $120.8 million due to the increase in system costs. Cost of services and other revenue also increased of $7.1 million, primarily due to solar cloud service costs and amortization of internally developed software costs.

Operating Expenses
Sales and Marketing
Sales and marketing expense increased by $2.7 million, or 5%, for the year ended December 31, 2023, as compared to the year ended December 31, 2022. The increase was primarily due to an increase of $5.5 million in personnel related expenses driven by additional stock-based compensation expenses and higher payroll costs, partially offset by a decrease of $1.7 million in amortization expense related to intangible assets from the acquisition of AlsoEnergy, and a decrease of $1.1 million of professional services and other expenses.
Research and Development
Research and development expense increased by $18.2 million, or 48%, for the year ended December 31, 2023, as compared to the year ended December 31, 2022. The increase was primarily due to an increase of $12.9 million in personnel costs driven by additional stock-based compensation expenses and higher payroll costs, and an increase of $5.3 million in professional services and other expenses.
General and Administrative
General and administrative expense decreased by $2.1 million, or 3%, for the year ended December 31, 2023, as compared to the year ended December 31, 2022. The decrease was primarily driven by a decrease of $9.6 million of professional services and other expenses, as well as a decrease of $2.1 million in office-related expenses, partially offset by an increase of $4.0 million in personnel costs driven by additional stock-based compensation expense, and an increase of $5.6 million in business taxes related to state sales tax liabilities.
Other Expense, Net
Interest Expense, Net
Interest expense increased by $4.5 million, or 43%, for the year ended December 31, 2023, as compared to the year ended December 31, 2022. The increase was primarily driven by an increase of $7.2 million in interest on our 2028 and 2030 Convertible Notes, partially offset by the accretion of discount on short-term investments of $1.8 million, a decrease of $0.7 million in interest on financing obligations, and a decrease in other interest expense of $0.2 million.
Gain on Extinguishment of Debt, Net
During the year ended December 31, 2023, we recorded a $59.4 million gain on extinguishment of debt driven by a $99.8 million payment to extinguish approximately $163.0 million aggregate principal amount of our 2028 Convertible Notes. The gain was partially offset by a $0.3 million loss on extinguishment of debt from repayment of our 2021 Credit Agreement.
Change in Fair Value of Derivative Liability
Unrealized losses relating to our derivative liability increased by $7.7 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022 due to the decrease in the price per ton of lithium carbonate.
Other Income, Net
Other income, net increased by $0.5 million, or 23%, for the year ended December 31, 2023, as compared to the year ended December 31, 2022. The net increase was primarily due to an increase of $0.9 million due to an increase in recognized accretion expense on assets, an increase of $0.3 million in income from equity investments, and an increase of $0.9 million in interest income from short-term investments, partially offset by a $1.6 million realized loss on short-term investments.
(Provision for) Benefit from Income Taxes
During the year ended December 31, 2023, we recorded $0.4 million of income tax expense. During the year ended December 31, 2022, we recorded an income tax benefit of $15.2 million due to the partial release of our deferred tax asset valuation due to the acquisition of AlsoEnergy.

A comparative discussion of our 2022 to 2021 results of operations can be found in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 17, 2023.

Liquidity and Capital Resources
Sources of Liquidity
Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations, including working capital needs, debt service, acquisitions, contractual obligations and other commitments. We assess liquidity in terms of our cash flows from operations and their sufficiency to fund our operating and investing activities. To meet our payment service obligations, we must have sufficient liquid assets and be able to move funds on a timely basis. Significant factors in the management of liquidity are funds generated from operations, levels of accounts receivable and accounts payable and capital expenditures.
As of December 31, 2023, our principal sources of liquidity were cash, cash equivalents, and short-term investments of $113.6 million, which were held for working capital purposes and for investment growth opportunities. Our marketable securities generally consist of high-grade commercial paper, agency bonds, and U.S. government agency securities. As of December 31, 2023, we had net accounts receivable of $302.8 million and our working capital, which we define as current assets less current liabilities, was $221.9 million. We believe that our cash position is sufficient to meet our capital and liquidity requirements for at least the next 12 months from the date of this Annual Report on Form 10-K.
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
Financing Obligations
We have entered into arrangements wherein we finance the cost of energy storage systems via special purpose entities (“SPEs”) we establish with outside investors. These SPEs are not consolidated into our financial statements, but are accounted for as equity method investments. The investors provide us upfront payments through the SPEs. Under these arrangements, the payment by the SPE to us is accounted for as a borrowing by recording the proceeds received as a financing obligation. The financing obligation is repaid with the future customer payments and incentives received. A portion of the amounts paid to the SPE is allocated to interest expense using the effective interest rate method. Furthermore, we continue to account for the revenues from customer arrangements and incentives and all associated costs despite such systems being legally sold to the SPEs due to our significant continuing involvement in the operations of the energy storage systems. The total financing obligation as of December 31, 2023 was $66.8 million, of which $14.8 million was classified as a current liability.
Notes Payable
2021 Credit Agreement
In January 2021, we entered into a non-recourse credit agreement to provide a total of $2.7 million towards the financing of certain energy storage systems that we owned and operated (the “2021 Credit Agreement”). The credit agreement had a stated interest of 5.45% and a maturity date of June 2031. We received an advance under the credit agreement of $1.8 million in January 2021. The repayment of advances received under this credit agreement was determined by the lender based on the proceeds generated by us through the operation of the underlying energy storage systems. On April 6, 2023, we repaid the remaining outstanding balance under the 2021 Credit Agreement with a portion of the proceeds received from the issuance of the 2030 Convertible Notes. The facility was terminated after the repayment in April 2023. See Note 12 — Notes Payable in the accompanying notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional details regarding this transaction
2028 Green Convertible Senior Notes
On November 22, 2021, we sold to Morgan Stanley & Co. LLC, Goldman Sachs & Co. LLC and Barclays Capital Inc, as initial purchasers (the “2021 Initial Purchasers”), and the 2021 Initial Purchasers purchased from us, $460.0 million aggregate principal amount of our 0.50% Green Convertible Notes due 2028 (the “2028 Convertible Notes”), pursuant to a purchase agreement dated as of November 17, 2021, by and between us and the 2021 Initial Purchasers. Our net proceeds from this offering were approximately $445.7 million, after deducting the 2021 Initial Purchasers’ discounts and commissions and the estimated offering expenses payable by us. The 2028 Convertible Notes will accrue interest payable semi-annually in arrears and will mature on December 1, 2028, unless earlier repurchased, redeemed or converted in accordance with their terms prior to such date. Upon conversion, we may choose to pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock. The 2028 Convertible Notes are redeemable for cash at our option at any time given certain conditions. Refer to Note 13 — Convertible Notes, in the accompanying notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional details regarding this transaction.
On November 17, 2021, in connection with the pricing of the 2028 Convertible Notes, and on November 19, 2021, in connection with the exercise in full by the 2021 Initial Purchasers of their option to purchase additional 2028 Convertible Notes, we entered into capped call transactions with certain of the 2021 Initial Purchasers of the 2028 Convertible Notes to minimize the potential dilution to our common stockholders upon conversion of the 2028 Convertible Notes. We used approximately $66.7 million of the net proceeds from the 2028 Convertible Notes to pay the cost of the capped call transactions described above. We intend to allocate an amount equivalent to the net proceeds from this offering to finance or refinance, in whole or in part, existing or new eligible green expenditures of Stem, including investments related to creating a more resilient clean energy system, optimized software capabilities for energy systems, and reducing waste through operations.

On April 3, 2023, we used approximately $99.8 million of the net proceeds from the issuance of the 4.25% Green Convertible Senior Notes due 2030 (“2030 Convertible Notes”) to purchase and surrender for cancellation approximately $163.0 million in aggregate principal amount of our 2028 Convertible Notes. See Note 13 — Convertible Notes, in the accompanying notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional details regarding this transaction.
2030 Convertible Notes
On April 3, 2023, we issued $240.0 million aggregate principal amount of our 2030 Convertible Notes in a private placement offering to qualified institutional buyers (the “2023 Initial Purchasers”) pursuant to Rule 144A under the Securities Act of 1933, as amended. The 2030 Convertible Notes are senior, unsecured obligations of the Company and bear interest at a rate of 4.25% per year, payable in cash semi-annually in arrears in April and October of each year, beginning in October 1, 2023. Th 2030 Convertible Notes will mature on April 1, 2030, unless earlier repurchased, redeemed or converted in accordance with their terms prior to such date. Upon conversion, we may choose to pay or deliver cash, shares of common stock or a combination of cash and shares of common stock. The 2030 Convertible Notes are redeemable for cash at our option at any time given certain conditions. See Note 13 — Convertible Notes, of the Notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional details regarding this transaction.
Our net proceeds from this offering were approximately $232.4 million, after deducting for $7.6 million of debt issuance costs primarily consisting of underwriters, advisory, legal, and accounting fees. We used approximately $99.8 million of the net proceeds to purchase and surrender for cancellation approximately $163.0 million aggregate principal amount of our 2028 Convertible Notes.
On March 29, 2023 and March 31, 2023, in connection with the pricing of the 2030 Convertible Notes, and on April 3, 2023, in connection with the exercise in full by the 2023 Initial Purchasers of their option to purchase additional 2030 Convertible Notes, we entered into Capped Calls (the “2030 Capped Calls”) with certain counterparties. We used $27.8 million of the net proceeds from the 2030 Convertible Notes to pay the cost of the 2030 Capped Calls.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022

Net cash used in operating activities	$(207,377)	$(106,030)
Net cash provided by (used in) investing activities	135,727	(544,373)
Net cash provided by (used in) financing activities	90,238	(9,272)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(16)	(202)
Net increase (decrease) in cash, cash equivalents and restricted cash	$18,572	$(659,877)
Operating Activities
During the year ended December 31, 2023, net cash used in operating activities was $207.4 million, primarily due to our net loss of $140.4 million, adjusted for non-cash charges of $50.6 million and a net cash outflow of $117.6 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization of $46.3 million, non-cash interest expense of $2.6 million related to debt issuance costs, stock-based compensation expense of $45.1 million, change in fair value of derivative liability of $7.7 million, non-cash lease expense of $2.9 million, impairment of energy storage systems of $4.7 million, impairment loss of project assets of $0.2 million, provision for accounts receivable allowance of $1.4 million, and net recognized loss on investments of $1.6 million, partially offset by a net gain on debt extinguishment of $59.1 million, an income tax benefit of $0.3 million, net accretion of discount on investments of $1.8 million, and other non-cash items of $0.7 million. The net cash outflow from changes in operating assets and liabilities was primarily driven by an increase in accounts receivable of $80.9 million, an increase in inventory of $18.3 million, an increase in other assets of $18.0 million, an increase in contract origination costs of $5.9 million, an increase in project assets of $5.4 million, a decrease in accrued expenses of $15.8 million, a decrease in accounts payable of $5.2 million, and a decrease in lease liabilities, net of $2.9 million, partially offset by a decrease in deferred costs with suppliers of $30.3 million, and an increase in deferred revenue of $4.6 million.

During the year ended December 31, 2022, net cash used in operating activities was $106.0 million, primarily due to our net loss of $124.1 million, adjusted for non-cash charges of $70.3 million and net cash outflow of $52.3 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization of $45.4 million, non-cash interest expense of $1.9 million related to debt issuance costs, stock-based compensation expense of $28.7 million, non-cash lease expense of $2.3 million, impairment of energy storage systems of $2.6 million, loss on disposal of property and equipment of $0.3 million, impairment loss of project assets of $0.5 million, provision for accounts receivable allowance of $3.6 million, and other non-cash items of $0.2 million, partially offset by an income tax benefit of $15.1 million, and net accretion of discount on investments of $0.1 million. The net cash outflow from changes in operating assets and liabilities was primarily driven by an increase in accounts receivable of $155.8 million, an increase in deferred costs with suppliers of $37.1 million, an increase in other assets of $29.4 million, an increase in contract origination costs of $9.6 million, an increase in project assets of $3.7 million, a decrease in lease liabilities, net of $1.6 million, partially offset by a decrease in inventory of $18.6 million, an increase in accounts payable of $53.3 million, an increase in accrued expenses and other liabilities of $62.2 million, and an increase in deferred revenue of $51.0 million.
Investing Activities
During the year ended December 31, 2023, net cash provided by investing activities was $135.7 million, primarily consisting of $155.7 million in net proceeds of available-for-sale investments, partially offset by $1.8 million used for acquisitions, net of cash acquired, $2.6 million used for the purchase of energy systems, $14.1 million in capital expenditures on internally-developed software, and $1.5 million used for the purchase of property and equipment.
During the year ended December 31, 2022, net cash used in investing activities was $544.4 million, primarily consisting of $533.0 million used for our acquisition of AlsoEnergy, net of cash acquired, $2.6 million used for the purchase of energy systems, $16.8 million in capital expenditures on internally-developed software, $0.1 million used for the purchase of equity method investment, and $1.5 million used for the purchase of property plant and equipment, partially offset by $9.6 million in net proceeds of available-for-sale investments.
Financing Activities
During the year ended December 31, 2023, net cash provided by financing activities was $90.2 million, primarily consisting of proceeds from issuance of convertible notes of $232.4 million, and proceeds from exercise of stock options of $0.3 million, partially offset by the repayment of $99.8 million for the partial cancellation of our 2028 Convertible Notes, the repayment of financing obligations of $12.7 million, the purchase of capped calls of $27.8 million, the repayment of notes payable of $2.1 million, and a redemption of non-controlling interest of $0.1 million.
During the year ended December 31, 2022, net cash used in financing activities was $9.3 million, primarily consisting of payments for withholding taxes related to net share settlement of stock options of $2.3 million, repayment of financing obligations of $10.3 million, partially offset by proceeds from exercise of stock options of $1.3 million, proceeds from financing obligations of $1.5 million, and an investment from non-controlling interest of $0.5 million.
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
The following table summarizes our contractual obligations and commitments as of December 31, 2023 (in thousands).

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Interest on 2028 Convertible Notes	$7,302	$1,485	$2,970	$2,847	$—
Interest on 2030 Convertible Notes	63,750	10,200	20,400	20,400	12,750
Operating lease obligations	15,224	3,620	5,869	5,339	396
Non-cancelable purchase obligations	6,736	3,741	2,713	282	—
Total	$93,012	$19,046	$31,952	$28,868	$13,146
See Note 8 — Leases and Note 13 — Convertible Notes, in the accompanying notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for more details.

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
Goodwill
Goodwill is tested for impairment on annual basis. If circumstances change during interim periods between annual tests that would more likely than not reduce the fair value of a reporting unit below its carrying value, we will test goodwill for impairment. Factors that would necessitate an interim goodwill impairment assessment include a sustained decline in our stock price, or prolonged negative industry or economic trends. Management uses judgment to determine whether to use a qualitative analysis or a quantitative fair value measurement for our goodwill impairment testing. Our fair value measurement approach combines the income and market valuation techniques for our reporting unit. These valuation techniques use estimates and assumptions including, but not limited to, the determination of appropriate market comparables, projected future cash flows (including timing and profitability), discount rate reflecting the risk inherent in future cash flows, perpetual growth rate, and projected future economic and market conditions. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both.
We conducted our fiscal 2023 annual impairment test in the fourth quarter of 2023 and utilized the quantitative approach. We used discounted cash flows (“DCF”), and market approaches to estimate the fair value of our reporting unit. We believe we used reasonable estimates and assumptions about future revenue, cost projections, cash flows, market multiples and discount rates as of the measurement date. After this analysis, we determined that all of our reporting units had fair values exceeding their carrying values.
Impairment of Long-Lived Assets
Long-lived assets, including energy storage systems, and intangible assets with finite lives, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors that we analyze in determining whether an impairment in our long-lived assets exists include determining if a significant decrease in the market price of a long-lived asset is present; a significant adverse change in the extent to which a long-lived asset is being used in its physical condition; legal proceedings or factors; significant business climate changes; accumulations of costs in significant excess of the amounts expected; a current-period operating or cash flow loss coupled with historical negative cash flows or expected future negative cash flows; and current expectations that more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its estimated useful life.
When an impairment indicator is present, we determine if the carrying value of the asset is recoverable by comparing it to its expected undiscounted future cash flows. If the asset group is not recoverable, the impairment loss is calculated as the excess of the carrying value over the fair value. Key estimates in the undiscounted cash flow model include management’s estimate of the projected revenues and operating margins. If fair value is used to determine an impairment loss, an additional key assumption is the selection of a weighted-average cost of capital to discount cash flows. We recorded impairment charges for energy storage systems amounting to $4.7 million in during the year ended December 31, 2023.
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
Interest Rate Risk
Interest rate risk is the risk that the value or yield of fixed-income investments may decline if interest rates change. Fluctuations in interest rates may impact the level of interest expense recorded on outstanding borrowings. Our 2028 Convertible Notes, 2030 Convertible Notes, and financing obligations bear interest at a fixed rate and are not publicly traded. Therefore, the fair value of our 2028 and 2030 Convertible Notes, financing obligations and interest expense is not materially affected by changes in the market interest rates. We do not enter into derivative financial instruments, including interest rate swaps, for hedging or speculative purposes.

Credit Risk
We routinely assess the creditworthiness of our customers. We generally have not experienced any material losses related to receivables from individual customers, or groups of customers, during the years ended December 31, 2023 and 2022. We do not require collateral. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in our accounts receivable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
STEM, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2023 and 2022, and for Years Ended December 31, 2023, 2022 and 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Stem, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Stem, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Revenue – Partnership Arrangements — Refer to Notes 2, 3, and 5 to the financial statements
Critical Audit Matter Description
Partnership arrangements consist of promises to transfer inventory in the form of an energy storage system to a “solar plus storage” project developer and to separately provide energy optimization services to the ultimate owner of the project after the developer completes the installation of the project. Under partnership arrangements, the Company’s customer is the “solar plus storage” project developer. The Company determined the promise to deliver the inventory as a component of the solar plus storage project for which the customer is responsible to develop is a separate and distinct performance obligation from the promise to provide energy optimization services. The Company determines the transaction price at the outset of the arrangement, primarily based on the contractual payment terms dictated by the contract with the customer. Fees charged to customers for energy optimization services consist of recurring fixed monthly payments throughout the term of the contract. Fees charged for the sale of inventory generally consist of fixed fees payable upon or shortly after successful delivery to the customer. For certain customer contracts, the terms of the arrangement provide for variable consideration. The Company accounts for such contractual terms as variable consideration at each measurement date at its most likely amount. In certain revenue contracts, the final settlement is indexed to the price per ton of lithium carbonate, which results in an embedded derivative feature that should be considered for bifurcation and accounting recognition separate from the revenue contract. The Company allocates revenue between the hardware and energy storage services performance obligations based on the standalone selling price of each performance obligation. The standalone selling price for the hardware is established based on observable pricing. The standalone selling price for the energy optimization services is established using a residual value approach due to the significant variability in the services provided to each individual customer based on the specific requirements of each individual project and the lack of observable standalone sales of such services.
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
We identified the Company’s accounting for the partnership arrangements as a critical audit matter because of (1) the complexity of certain revenue contracts with derivative features, and the significant judgment used by management to determine whether the derivative feature should be bifurcated and accounted separately from the revenue contracts in accordance with accounting principles generally accepted in the United States of America and (2) management’s judgment to determine the most likely amount of variable consideration at each measurement date. This required a high degree of auditor judgment and an increased extent of effort in auditing the judgments and estimates made in allocating revenue and determining the most likely amount of variable consideration, including the need to involve professionals with expertise in accounting for revenue contracts with derivative features when performing audit procedures to evaluate management’s accounting for such contracts.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to revenue from partnership agreements included the following, among others:
•We tested the effectiveness of the controls relevant to the revenue process.
•For partnership arrangements with embedded derivative features, we performed the following procedures:
–Obtained and evaluated the Company’s accounting memoranda and other documentation regarding the application of the relevant accounting guidance to the revenue contracts with derivative features.
–Obtained, read, and compared the underlying terms and conditions of the relevant contracts and contract amendments, if any, to the Company’s accounting memoranda and other documentation, and tested management’s identification of significant terms and conditions.
–Evaluated the Company’s conclusions regarding the accounting treatment applied to the revenue contracts with derivative features, with the assistance of professionals with expertise in accounting for revenue contracts.
–Tested the allocation of the contract value between the primary performance obligation and the embedded derivative.
•For remaining partnership arrangements, we selected a sample of contracts with customers and performed the following procedures:
–Obtained and read the contracts and contract amendments, if any, and tested management’s identification of significant terms and conditions.
–Tested management’s identification of distinct performance obligations by evaluating whether the underlying goods, services, or both were highly interdependent and interrelated.
–Evaluated management’s estimate of variable consideration for reasonableness.
–Evaluated the timing of revenue recognition for each performance obligation through obtaining signed proof of delivery documents.
–Tested the mathematical accuracy of management’s calculation of revenue recognized in the financial statements.
•We evaluated the sufficiency of the disclosures related to revenue from Partnership Arrangements in the financial statements.

Goodwill— Refer to Notes 2 and 7 to the financial statements
Critical Audit Matter Description
Goodwill amounts are not amortized, but rather tested for impairment at least annually or more often if circumstances indicate that the carrying value may not be recoverable. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. The Company has one reporting unit and as a result, goodwill has been assigned to the single reporting unit. For 2023, the Company performed its annual impairment test utilizing the quantitative approach. The Company’s fair value measurement approach combines the income and market valuation techniques for the Company’s reporting unit. These valuation techniques use estimates and assumptions including, but not limited to, the determination of appropriate market comparables, projected future cash flows (including timing and profitability), a discount rate reflecting the risk inherent in future cash flows, a perpetual growth rate, and projected future economic and market conditions. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both. The goodwill balance was $547.2 million as of December 31, 2023. The Company determined that no adjustment to the carrying value of goodwill was required.
We identified the annual impairment test of goodwill as a critical audit matter because of the significant judgments made by management to estimate the fair value of the Company’s reporting unit. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the determination of appropriate market comparables, projected future cash flows, the selection of the discount rate and the selection of the perpetual growth rate.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the determination of appropriate market comparables, projected future cash flows, the selection of the discount rate, and the selection of the perpetual growth rate used by management to estimate the fair value included the following, among others:
•We tested the effectiveness of controls over management's goodwill impairment test, including those over the determination of the fair value, such as controls related to management's determination of appropriate market comparables, projected future cash flows, the selection of the discount rate, and the selection of the perpetual growth rate.
•We evaluated management's ability to accurately projected cash flows by comparing actual results to management's historical forecasts.
•We evaluated the reasonableness of management's projected cash flows by comparing the forecasts to (1) historical results, (2) internal communications to management and the Board of Directors, and (3) forecasted information included in the industry reports and analyst reports of the Company and companies in its peer group.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodology, the discount rate, and the perpetual growth rate, including testing the underlying source information and the mathematical accuracy of the calculations, and developing a range of independent estimates and comparing those to the discount rate and the perpetual growth rate selected by management.
•With the assistance of our fair value specialists, we evaluated the market multiples, including testing the underlying source information and mathematical accuracy of the calculations, and comparing the multiples selected by management to its guideline companies.

/s/DELOITTE & TOUCHE LLP
San Francisco, California
February 28, 2024
We have served as the Company’s auditor since 2018.

STEM, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2023	December 31, 2022

ASSETS
Current assets:
Cash and cash equivalents	$105,375	$87,903
Short-term investments	8,219	162,074
Accounts receivable, net of allowances of $4,904 and $3,879 as of December 31, 2023 and December 31, 2022, respectively	302,848	223,219
Inventory, net	26,665	8,374
Deferred costs with suppliers	20,555	43,159
Other current assets (includes $73 and $74 due from related parties as of December 31, 2023 and December 31, 2022, respectively)	9,303	8,026
Total current assets	472,965	532,755
Energy storage systems, net	74,418	90,757
Contract origination costs, net	11,119	11,697
Goodwill	547,205	546,649
Intangible assets, net	157,146	162,265
Operating lease right-of-use assets	12,255	12,431
Other noncurrent assets	81,869	65,339
Total assets	$1,356,977	$1,421,893
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$78,277	$83,831
Accrued liabilities	76,873	85,258
Accrued payroll	14,372	12,466
Financing obligation, current portion	14,835	15,720
Deferred revenue, current portion	53,997	64,311
Other current liabilities (includes $31 and $687 due to related parties as of December 31, 2023 and December 31, 2022, respectively)	12,726	5,412
Total current liabilities	251,080	266,998
Deferred revenue, noncurrent	88,650	73,763
Asset retirement obligation	4,052	4,262
Notes payable, noncurrent	—	1,603
Convertible notes, noncurrent	523,633	447,909
Financing obligation, noncurrent	52,010	63,867
Lease liabilities, noncurrent	10,455	10,962
Other liabilities	416	362
Total liabilities	930,296	869,726
Commitments and contingencies (Note 20)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized as of December 31, 2023 and December 31, 2022, respectively; zero shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized as of December 31, 2023 and December 31, 2022; 155,932,880 and 154,540,197 issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	16	15
Additional paid-in capital	1,198,716	1,185,364
Accumulated other comprehensive loss	(42)	(1,672)
Accumulated deficit	(772,494)	(632,081)
Total Stem's stockholders’ equity	426,196	551,626
Non-controlling interests	485	541
Total stockholders’ equity	426,681	552,167
Total liabilities and stockholders’ equity	$1,356,977	$1,421,893
The accompanying notes are an integral part of these consolidated financial statements.

STEM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2023	2022	2021
Revenue
Services and other revenue	$62,548	$52,143	$20,463
Hardware revenue	398,967	310,837	106,908
Total revenue	461,515	362,980	127,371
Cost of revenue
Cost of services and other revenue	50,298	43,153	28,177
Cost of hardware revenue	407,552	286,735	97,947
Total cost of revenue	457,850	329,888	126,124
Gross profit	3,665	33,092	1,247
Operating expenses
Sales and marketing	51,556	48,882	19,950
Research and development	56,508	38,303	22,723
General and administrative	74,915	77,028	41,648
Total operating expenses	182,979	164,213	84,321
Loss from operations	(179,314)	(131,121)	(83,074)
Other income (expense), net
Interest expense, net	(14,977)	(10,468)	(17,395)
Gain (loss) on extinguishment of debt, net	59,121	—	(5,064)
Change in fair value of derivative liability	(7,731)	—	—
Change in fair value of warrants and embedded derivatives	—	—	3,424
Other income, net	2,921	2,374	898
Total other income (expense), net	39,334	(8,094)	(18,137)
Loss before (provision for) benefit from income taxes	(139,980)	(139,215)	(101,211)
(Provision for) benefit from income taxes	(433)	15,161	—
Net loss	$(140,413)	$(124,054)	$(101,211)

Net loss per share attributable to Stem common shareholders, basic and diluted	$(0.90)	$(0.81)	$(0.96)

Weighted-average shares used in computing net loss per share to Stem common shareholders, basic and diluted	155,583,957	153,413,743	105,561,139

The accompanying notes are an integral part of these consolidated financial statements.

STEM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Years Ended December 31,
	2023	2022	2021
Net loss	$(140,413)	$(124,054)	$(101,211)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	1,676	(1,507)	(175)
Foreign currency translation adjustment	(46)	(185)	387
Total other comprehensive loss	$(138,783)	$(125,746)	$(100,999)

The accompanying notes are an integral part of these consolidated financial statements.

STEM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 1, 2021	40,202,785	$4	$230,620	$(192)	$(407,841)	$—	$(177,409)
Merger and PIPE financing (Note 1)	70,428,326	7	248,137	—	—	—	248,144
Conversion of warrants into common stock upon Merger (Note 14)	2,759,970	—	60,568	—	—	—	60,568
Conversion of convertible notes into common stock (Note 13)	10,921,548	1	77,747	—	—	—	77,748
Exchange of warrants into common stock (Note 14)	4,683,349	1	168,646	—	—	—	168,647
Issuance of common stock warrants for services (Note 14)	—	—	9,183	—	—	—	9,183
Public Warrants exercises (Note 14)	12,638,723	1	312,115	—	—	—	312,116
Issuance of 2028 Convertible Notes, net (Note 13)	—	—	130,979	—	—	—	130,979
Purchase of capped call options (Note 13)	—	—	(66,700)	—	—	—	(66,700)
Stock option exercises, net of statutory tax withholdings	2,667,384	—	(9,574)	—	—	—	(9,574)
Legacy stock warrant exercises (Note 14)	369,539	—	418	—	—	—	418
Stock-based compensation	—	—	14,706	—	—	—	14,706
Unrealized loss on available-for-sale securities	—	—	—	(175)	—	—	(175)
Foreign currency translation gain	—	—	—	387	—	—	387
Net loss	—	—	—	—	(101,211)	—	(101,211)
Balance as of December 31, 2021	144,671,624	14	1,176,845	20	(509,052)	—	667,827
Cumulative-effect adjustment upon adoption of ASU 2020-06 (Note 13)	—	—	(130,979)	—	1,598	—	(129,381)
Cumulative-effect adjustment upon adoption of ASU 2016-13 (Note 2)	—	—	—	—	(573)	—	(573)
Common stock issued upon business combination (Note 6)	8,621,006	1	108,882	—	—	—	108,883
Stock option exercises, net of statutory tax withholdings	1,019,552	—	(1,178)	—	—	—	(1,178)
Issuance of common stock upon release of restricted stock units	206,914	—	—	—	—	—	—
Shares issued for exercise of warrants	21,101	—	150	—	—	—	150
Stock-based compensation	—	—	31,644	—	—	—	31,644
Unrealized loss on available-for-sale securities	—	—	—	(1,507)	—	—	(1,507)
Foreign currency translation adjustments	—	—	—	(185)	—	—	(185)
Contributions from non-controlling interests	—	—	—	—	—	541	541
Net loss	—	—	—	—	(124,054)	—	(124,054)
Balance as of December 31, 2022	154,540,197	$15	$1,185,364	$(1,672)	$(632,081)	$541	$552,167
Stock option exercises, net of statutory tax withholdings	125,534	—	276	—	—	—	276
Issuance of common stock upon release of restricted stock units	1,267,149	1	—	—	—	—	1
Stock-based compensation	—	—	40,916	—	—	—	40,916
Purchase of capped call options (Note 13)	—	—	(27,840)	—	—	—	(27,840)
Unrealized gain on available-for-sale securities	—	—	—	1,676	—	—	1,676
Foreign currency translation adjustments	—	—	—	(46)	—	—	(46)
Redemption of non-controlling interests	—	—	—	—	—	(56)	(56)
Net loss	—	—	—	—	(140,413)	—	(140,413)
Balance as of December 31, 2023	155,932,880	$16	$1,198,716	$(42)	$(772,494)	$485	$426,681
The accompanying notes are an integral part of these consolidated financial statements.

STEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2023	2022	2021
OPERATING ACTIVITIES
Net loss	$(140,413)	$(124,054)	$(101,211)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	46,275	45,434	24,473
Non-cash interest expense, including interest expenses associated with debt issuance costs	2,602	1,901	9,648
Stock-based compensation	45,109	28,661	13,546
Change in fair value of derivative liability	7,731	—	—
Change in fair value of warrant liability and embedded derivative	—	—	(3,424)
Non-cash lease expense	2,928	2,328	896
Accretion of asset retirement obligations	234	243	229
Impairment loss of energy storage systems	4,683	2,571	4,320
Loss on disposal of property, plant and equipment	—	276	—
Impairment loss of project assets	176	502	—
Issuance of warrants for services	—	—	9,183
Net (accretion of discount) amortization of premium on investments	(1,755)	(123)	664
Income tax benefit from release of valuation allowance	(335)	(15,100)	—
Provision for accounts receivable allowance	1,447	3,590	—
Net loss on investments	1,561	—	—
Gain on extinguishment of debt, net	(59,121)	—	—
Other	(949)	3	(50)
Changes in operating assets and liabilities:
Accounts receivable	(80,887)	(155,817)	(48,125)
Inventory	(18,291)	18,606	(1,877)
Deferred costs with suppliers	30,322	(37,134)	(7,540)
Other assets	(18,036)	(29,420)	(17,243)
Contract origination costs, net	(5,924)	(9,612)	(2,622)
Project assets	(5,392)	(3,711)	—
Accounts payable	(5,241)	53,260	16,329
Accrued expense and other liabilities	(15,762)	62,210	17,007
Deferred revenue	4,573	51,005	(14,967)
Operating lease liabilities, net	(2,912)	(1,649)	(502)
Net cash used in operating activities	(207,377)	(106,030)	(101,266)
INVESTING ACTIVITIES
Acquisitions, net of cash acquired	(1,847)	(533,009)	—
Purchase of available-for-sale investments	(60,002)	(220,640)	(189,858)
Proceeds from maturities of available-for-sale investments	141,810	219,264	—
Proceeds from sales of available-for-sale investments	73,917	10,930	16,011
Purchase of energy storage systems	(2,634)	(2,606)	(3,604)
Capital expenditures on internally-developed software	(14,097)	(16,767)	(5,970)
Distribution from (purchase of) equity method investment	85	(50)	(1,212)
Purchase of property and equipment	(1,505)	(1,495)	(600)
Net cash provided by (used in) investing activities	135,727	(544,373)	(185,233)
FINANCING ACTIVITIES
Proceeds from exercise of stock options	276	1,276	148,532
Payments for taxes related to net share settlement of stock options	—	(2,302)	(12,622)
Net contributions from Merger and PIPE financing, net of transaction costs of $58,061	—	—	550,322
Proceeds from financing obligations	—	1,519	7,839
Repayment of financing obligations	(12,686)	(10,306)	(9,587)
The accompanying notes are an integral part of these consolidated financial statements.

Proceeds from issuance of convertible notes, net of issuance costs of $7,601, $0 and $14,299 for the years ended December 31, 2023, 2022 and 2021, respectively	232,399	—	446,827
Repayment of convertible notes	(99,754)	—	—
Purchase of capped call options	(27,840)	—	(66,700)
Proceeds from issuance of notes payable, net of issuance costs of $0, $0 and $0 for the years December 31, 2023, 2022 and 2021, respectively	—	—	3,930
(Redemption of) investment from non-controlling interests	(56)	541	—
Repayment of notes payable	(2,101)	—	(41,446)
Net cash provided by (used in) financing activities	90,238	(9,272)	1,027,095
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(16)	(202)	242
Net increase (decrease) in cash, cash equivalents and restricted cash	18,572	(659,877)	740,838
Cash, cash equivalents and restricted cash, beginning of year	87,903	747,780	6,942
Cash, cash equivalents and restricted cash, end of period	$106,475	$87,903	$747,780

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$14,588	$6,407	$10,188
Cash paid for income taxes	$235	$285	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES
Change in asset retirement costs and asset retirement obligation	$443	$116	$231
Exchange of warrants for common stock	$—	$—	$168,647
Conversion of warrants upon Merger	$—	$—	$60,568
Conversion of convertible notes upon Merger	$—	$—	$77,748
Conversion of accrued interest into outstanding note payable	$—	$—	$337
Right-of-use asset obtained in exchange for lease liability	$2,782	$428	$13,337
Settlement of warrant liability into common stock due to exercise	$—	$—	$167,050
Settlement of warrant liability into common stock due to redemption	$—	$—	$2,121
Stock-based compensation capitalized to internal-use software	$4,331	$2,983	$1,160
Purchase of energy storage systems in accounts payable	$—	$172	$—

RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH WITHIN THE CONSOLIDATED BALANCE SHEETS TO THE AMOUNTS SHOWN IN THE STATEMENTS OF CASH FLOWS ABOVE:
Cash and cash equivalents	$105,375	$87,903	$747,780
Restricted cash included in other noncurrent assets	1,100	—	—
Total cash, cash equivalents, and restricted cash	$106,475	$87,903	$747,780

The accompanying notes are an integral part of these consolidated financial statements.

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BUSINESS
Description of the Business
Stem, Inc., together with its consolidated subsidiaries (“Stem,” the “Company,” “we,” “us,” or “our”), is a global leader in artificial intelligence (“AI”) -driven clean energy solutions and services. The Company maintains one of the world’s largest digitally connected, intelligent, renewable energy networks, providing customers with (i) energy storage hardware, sourced from leading, global battery original equipment manufacturers (“OEMs”), that the Company delivers through its partners, including developers, distributors and engineering, procurement and construction (“EPC”) firms, (ii) edge hardware to aid in the collection of site data and the real-time operation and control of the site plus other optional equipment, and (iii) an ongoing software platform, Athena®, and professional services to operate and manage the performance of standalone energy storage, integrated solar plus storage systems, and solar assets. In addition, in all of the markets where the Company helps manage its customers’ clean energy assets, the Company has agreements to use the Athena platform to participate in such markets and to share the revenue from such market participation.
The Company delivers its battery hardware and software-enabled services to its customers through its Athena platform. The Company’s hardware and recurring software-enabled services mitigate customer energy costs through services such as time-of-use and demand charge management optimization and by aggregating the dispatch of energy through a network of virtual power plants. The network created by the Company’s growing customer base increases grid resilience and reliability through the real-time processing of market-based demand signals, energy prices and other factors in connection with the deployment of renewable energy resources to such customers. Additionally, the Company’s clean energy solutions are designed to support renewable energy generation by helping to alleviate grid intermittency issues, thereby reducing customer dependence on traditional, fossil fuel resources.
The Company’s Athena PowerTrack application provides a vertically integrated solution that incorporates on-site power monitoring equipment that aggregates and communicates data to enable remote control of solar generation assets. PowerTrack provides direct access to individual site performance to measure and benchmark expected energy production, maximizing asset value for the Company’s customers.
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

In connection with the execution of the Merger Agreement, STPK entered into separate subscription agreements (each, a “Subscription Agreement”) with a number of investors (each a “Subscriber”), pursuant to which the Subscribers agreed to purchase, and STPK agreed to sell to the Subscribers, an aggregate of 22,500,000 shares of common stock, for a purchase price of $10 per share and an aggregate purchase price of $225.0 million, in a private placement pursuant to the subscription agreements (the “PIPE”). The PIPE investment closed simultaneously with the consummation of the Merger. The Merger was accounted for as a reverse recapitalization in accordance with U.S. generally accepted accounting principles (“GAAP”). Under this method of accounting, STPK was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Merger was treated as the equivalent of Stem issuing stock for the net assets of STPK, accompanied by a recapitalization. The net liabilities of STPK of $302.2 million, comprised primarily of the warrant liabilities associated with the Public and Private Placement Warrants discussed in Note 14 — Warrants, are stated at historical cost, with no goodwill or other intangible assets recorded.
Liquidity
The accompanying consolidated financial statements have been prepared in accordance with GAAP and with the instructions to Form 10-K and Regulation S-X, assuming the Company will continue as a going concern. As of December 31, 2023, the Company had cash and cash equivalents of $105.4 million, short-term investments of $8.2 million, an accumulated deficit of $772.5 million and net working capital of $221.9 million, with $14.8 million of financing obligations coming due within the next 12 months. During the year ended December 31, 2023, the Company incurred a net loss of $140.4 million and had negative cash flows from operating activities of $207.4 million. Further, the Company received net proceeds of $232.4 million from the issuance of the Company’s 4.25% Green Convertible Senior Notes due 2030 (the “2030 Convertible Notes”) (as described in Note 13 — Convertible Notes) of which $99.8 million was paid to reduce the principal balance by $163.0 million of the Company’s 0.5% Green Convertible Senior Notes due 2028 (the “2028 Convertible Notes”). The Company believes that its cash position, inclusive of short-term investments, as well as expected collections from accounts receivable, is sufficient to meet capital and liquidity requirements for at least the next 12 months after the date that the financial statements are available to be issued.
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

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Supply Chain Constraints and Risk
The Company has in the past faced shortages and shipping delays affecting the supply of inverters, enclosures, battery modules and associated component parts for inverters and battery energy storage systems available for purchase. These shortages and delays were due in part to the evolving macroeconomic, geopolitical and business environment, including the effects of global inflationary pressures and interest rates, general economic slowdown or a recession, changes in monetary policy, instability in financial institutions, the prospect of a shutdown of the U.S. federal government, potential import tariffs, geopolitical pressures, including the Russia-Ukraine armed conflict, rising tensions between China and the United States and unknown effects of current and future trade regulations. The Company cannot predict the full effects the macroeconomic, geopolitical and business environment will have on its business, cash flows, liquidity, financial condition and results of operations. In addition, the COVID-19 pandemic caused, and any new outbreaks or resurgence of COVID-19 and its variants, or outbreaks of other infectious diseases, could again cause, a significant reduction in global economic activity, significantly weakening demand for the Company’s products and services.
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The Company's consolidated financial statements have been prepared in accordance with GAAP.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and consolidated variable interest entities (“VIEs”). The Company presents non-controlling interests within the equity section of its consolidated balance sheets, and the amount of consolidated net loss that is attributable to the Company and the non-controlling interest in its consolidated statements of operations. All intercompany balances and transactions have been eliminated in consolidation.
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

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the carrying values of the assets and liabilities of the DevCo JVs that are consolidated by the Company as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$2,191	$6,686
Other current assets	30	38
Other noncurrent assets	8,424	3,208
Total assets	$10,645	$9,932
Liabilities
Accounts payable	1,405	356
Other current liabilities	1,892	97
Total liabilities	$3,297	$453
For the years ended December 31, 2023 and 2022, the Company contributed approximately $0.1 million and $7.8 million in capital investments for hardware purchases, respectively. The net income from the DevCo JVs during the years ended December 31, 2023 and 2022 was $1.4 million and $1.1 million, respectively.
Equity Method Investments
The Company has ownership interests in SPEs which it does not control. Where the Company holds an interest in these SPEs of greater than 20% and has the ability to exercise significant influence, the Company uses the equity method to account for its investments in these SPEs. Under the equity method of accounting, investments are stated at initial cost and are adjusted for subsequent additional investments and the Company’s proportionate share of earnings or losses and distributions. Such proportionate share of earnings or losses is included within other expenses, net in the consolidated statements of operations. The Company considers whether its equity method investments are impaired when events or circumstances suggest that the carrying amount may not be recoverable. An impairment charge is recognized in the consolidated statements of operations for a decline in value that is determined to be other-than-temporary. In determining if and when a decline in the fair value of these investments below their carrying value is other-than-temporary, the Company evaluates the market condition, trends of earnings and cash flows and other key measures of performance and recognizes such loss which is deemed to be other-than-temporary. No such losses have been recognized during the years ended December 31, 2023, 2022, and 2021.
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
Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, depreciable life of energy storage systems; estimates of transaction price with variable consideration; the amortization of acquired intangibles; the amortization of financing obligations; deferred commissions and contract fulfillment costs; the valuation of energy storage systems, finite-lived intangible assets, internally developed software, and asset retirement obligations; the fair value of equity instruments, equity-based instruments, derivative liability, accruals related to sales tax liabilities, and the fair value of assets acquired and liabilities assumed in a business combination.
Segment Information
Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is the CODM. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, management has determined that the Company operates as one operating segment that is focused exclusively on innovative technology services that transform the way energy is distributed and consumed. The operations acquired as part of the acquisition of AlsoEnergy have been included in the Company’s operating segment. Net assets outside of the U.S. were less than 10% of total net assets as of December 31, 2023 and 2022.

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity date of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are maintained at financial institutions. The Company maintains all cash in a highly liquid form to meet current obligations.
Restricted Cash
Restricted cash is included within Other noncurrent assets in the accompanying consolidated balance sheets and is primarily related to cash restricted for customs and duties.
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
Accounts Receivable, Net
Accounts Receivable are stated at amounts estimated by management to be equal to their net realizable values. Accounts receivable also includes unbilled accounts receivable, which is composed of milestone development activities of noncancellable purchase orders and monthly energy optimization services provided and recognized but not yet invoiced as of the end of the reporting period. The allowance for doubtful accounts is the Company's best estimate of the amount of expected credit losses. The expectation of collectability is based on the Company's review of credit profiles of customers, contractual terms and conditions, current economic trends, and historical payment experience. If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectability of those balances and an allowance is recorded accordingly. The allowance for doubtful accounts balance was $4.9 million and $3.9 million as of December 31, 2023 and 2022, respectively.
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
At times, the Company may be subject to a concentration of credit risk in relation to certain customers due to the purchase of large energy storage systems made by such customers. The Company routinely assesses the creditworthiness of its customers. The Company has not experienced any material losses related to receivables from individual customers, or groups of customers during the years ended December 31, 2023, 2022 and 2021. The Company does not require collateral. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in the Company’s accounts receivable.

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Significant Customers
A significant customer represents 10% or more of the Company’s total revenue or accounts receivable, net balance at each reporting date. For each significant customer, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable are as follows:

	Accounts Receivable		Revenue
	December 31,		Year Ended December 31,
	2023	2022	2023	2022	2021
Customers:
Customer A	*	*	*	*	11%
Customer B	*	*	*	*	10%
Customer C	*	*	*	*	10%
Customer D	41%	54%	13%	46%	*
Customer E	*	16%	*	10%	*
Customer F	28%	11%	21%	*	*
Customer G	*	*	26%	*	*
*Total less than 10% for the respective period
There are inherent risks whenever a large percentage of total revenue is concentrated in a limited number of customers. Should a significant customer terminate or fail to renew its contracts with the Company, in whole or in part, for any reason, or experience significant financial or operating difficulties, it could have a material adverse effect on the Company’s financial condition and results of operations. In general, a customer that makes up a significant portion of revenues in one period, may not make up a significant portion in subsequent periods.
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
Depreciation of the energy storage systems is a component of cost of revenues within the consolidated statements of operations and is calculated using the straight-line method over the estimated useful lives of the energy storage systems, or 10 years, once the respective energy storage systems have been installed and interconnected to the power grid, the Company has received permission to operate, and the Company has begun to provide energy optimization services to the customer (i.e., energy storage system is live). Repairs and maintenance costs are expensed as incurred. Impairment charges related to energy

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
storage system that were determined to no longer be recoverable totaled $4.7 million, $2.6 million and $4.3 million for the years ended December 31, 2023, 2022, and 2021, respectively.
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
The Company reviews project assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. It considers a project commercially viable or recoverable if it is anticipated to be sold for a profit once it is either fully developed or fully constructed. It considers a partially developed or partially constructed project commercially viable or recoverable if the anticipated selling price is higher than the carrying value of the related project assets. The Company examines a number of factors to determine if the project is expected to be recoverable, including whether there are any changes in environmental, permitting, market pricing, regulatory, or other conditions that may impact the project. Such changes could cause the costs of the project to increase or the selling price of the project to decrease. If a project is not considered recoverable, we impair the respective project assets and adjust the carrying value to the estimated fair value, with the resulting impairment recorded within “general and administrative” expense in the consolidated statements of operations. The Company recognized $0.2 million and $0.5 million in project asset impairments for the years ended December 31, 2023 and 2022, respectively.
Contract Origination Costs, Net
Contract origination costs, net is stated at gross contract origination costs less accumulated amortization. Contract origination costs consists of sales commissions earned by the Company’s sales team, as well as related payroll taxes and other relevant fringe benefits that are direct, incremental, and recoverable costs of obtaining a contract with a customer. As a result, these amounts have been capitalized on the consolidated balance sheets. The Company deferred incremental costs of obtaining a contract of $5.9 million and $9.6 million during the years ended December 31, 2023 and 2022, respectively.
Contract origination costs are amortized over the expected period of benefit. The period of benefit is estimated by considering factors such as the timing of fulfillment of performance obligations, historical customer attrition rates, the useful life of the Company’s technology, and the impact of competition in its industry. Amortization of contract costs were $6.3 million, $6.3 million and $3.9 million for the years ended December 31, 2023, 2022, and 2021, respectively, and are included in sales and marketing expense in the accompanying consolidated statements of operations. The Company also recorded $0.5 million in impairment losses in sales and marketing expense in the statements of operations related to the contract origination costs that were determined to no longer be recoverable during the year ended December 31, 2021. No impairment losses were recorded during the years ended December 31, 2023 and 2022.
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

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Goodwill
Goodwill amounts are not amortized, but rather tested for impairment at least annually or more often if circumstances indicate that the carrying value may not be recoverable. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. The Company has one reporting unit and as a result, goodwill has been assigned to the single reporting unit. The Company conducted its annual impairment test of goodwill in the fourth quarter of fiscal year 2023 and determined that no adjustment to the carrying value of goodwill was required.
Intangible Assets
Internal-use Software
The Company capitalizes costs incurred in the development of internal-use software during the application development stage. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. Capitalized internal-use software is amortized on a straight-line basis over the estimated useful life of the software once it is ready for its intended use. The estimated useful life of costs capitalized is generally five years. The Company recorded amortization for internal-use software of $9.2 million, $6.8 million and $5.0 million in cost of revenues in the accompanying consolidated statements of operations for the years ended December 31, 2023, 2022, and 2021, respectively.
Finite-lived Intangible Assets
Finite-lived intangible assets consist of identifiable intangible assets acquired in business combinations, such as customer relationships, developed technology and trade names. Finite-lived intangible assets acquired in business combinations are initially recorded at fair value and subsequently presented net of accumulated amortization. These intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense for intangible assets was $15.7 million and $16.8 million for the years ended December 31, 2023 and 2022, respectively, and was not material for the year ended December 31, 2021.
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

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
As discussed in Note 14 — Warrants, upon effectiveness of the Merger, substantially all of the outstanding convertible preferred stock warrants were converted into shares of common stock of Stem. As such, the associated warrant liability was reclassified to additional paid-in-capital upon the Merger and was no longer an outstanding Level 3 financial instrument as of December 31, 2023.
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
As indicated in Note 14 — Warrants, as part of STPK’s initial public offering, the Company issued Public Warrants and Private Warrants, which upon issuance met the criteria for liability classification under ASC 815. As of December 31, 2023, no Public or Private Warrants were outstanding.
Asset Retirement Obligations
The Company recognizes a liability for the fair value of asset retirement obligations associated with its energy storage systems in the period in which there is a legal obligation associated with the retirement of such assets and the amount can be reasonably estimated. The associated asset retirement costs are capitalized as part of the carrying amount of the energy storage systems and depreciated over the asset’s remaining useful life. This liability includes costs related to the removal of its energy storage systems at the conclusion of each respective customer contract. Subsequent to initial measurement, the asset retirement liability is accreted each period and such accretion is recognized as an expense in the consolidated statements of operations. If there are changes in the estimated amount or timing of cash flows, a revision is recorded to both the asset retirement obligation and the asset retirement capitalized cost.
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

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Financial assets and liabilities held by the Company measured at fair value on a recurring basis as of December 31, 2023 and 2022, include cash and cash equivalents, short-term investments, derivative liability, and convertible notes.
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
The Company determines the transaction price at the outset of the arrangement, primarily based on the contractual payment terms dictated by the contract with the customer. Fees charged to customers for energy optimization services generally consist of recurring fixed monthly payments throughout the term of the contract. In certain arrangements, the transaction price may include incentive payments that are earned by the host customer from utility companies in relation to the services provided by the Company. Under such arrangements, the rights to the incentive payments are assigned by the host customer to the Company. These incentives may be in the form of fixed upfront payments, variable monthly payments, or annual performance-

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
based payments over the first 5 years of the customer contract term. Incentive payments may be contingent on approval from utility companies or actual future performance of the energy storage system.
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
Partnership Arrangements
Partnership arrangements consist of promises to transfer inventory in the form of an energy storage system to a “solar plus storage” project developer and separately provide energy optimization services as described previously to the ultimate owner of the project after the developer completes the installation of the project. Under partnership arrangements, the Company’s customer is the solar plus storage project developer. The customer obtains legal title to along with ownership and control of the inventory upon delivery and the customer is responsible for the installation of the project in some cases. Once installation of the project is complete, the owner of the solar plus storage project provides energy to the end consumer through a separate contractual arrangement directly with the end consumer. The term for the Company’s contracts with customers under partnership arrangements generally ranges from 3 to 20 years.
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

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Some contracts provide our customers the right to liquidated damages against the Company in the event equipment is not delivered according to contract specifications. Liquidated damages are accounted for as variable consideration, and the contract price is reduced by the expected penalty or liquidated damage amount when recognizing revenue.
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

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Sales and Marketing
Sales and marketing expense consists primarily of payroll and other related personnel costs, including stock-based compensation, commissions, bonuses, employee benefits, and travel for the Company’s sales & marketing department. These costs are recognized in the period incurred. Advertising expenses for the years ended December 31, 2023, 2022, and 2021 were not material.
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
The Company includes interest and penalties for uncertain tax positions in the financial statements as a component of income tax expense. No accrual has been deemed necessary as of December 31, 2023 and 2022.

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Net Loss Per Share Attributable to Common Stockholders
Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period, without consideration for potential dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted- average number of common shares and common share equivalents of potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, convertible notes, warrants, restricted stock units (“RSUs”), and common stock options are considered to be potentially dilutive securities. As the Company was in a net loss position for the years ended December 31, 2023, 2022, and 2021, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders because the effects of potentially dilutive securities are antidilutive.
Noncontrolling Interest
Noncontrolling interests represents the portion of net assets in consolidated subsidiaries that are not attributable, directly or indirectly, to us. In fiscal 2022, we have entered into arrangements with third-party investors under which the investors are determined to hold noncontrolling interests in entities fully consolidated by us. The net assets of the shared entities are attributed to the controlling and noncontrolling interests based on the terms of the governing contractual arrangements. The Company further determined the hypothetical liquidation at book value method (“HLBV Method”) to be the appropriate method for attributing net assets to the controlling and noncontrolling interests as this method most closely mirrors the economics of the governing contractual arrangements. Under the HLBV Method, we allocate recorded income (loss) to each investor based on the change, during the reporting period, of the amount of net assets each investor is entitled to under the governing contractual arrangements in a liquidation scenario. The net income allocated to the noncontrolling interests was not material for the years ended December 31, 2023, 2022, and 2021.
Recently Issued Accounting Standards
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, related to the disclosure of incremental segment information on an annual and interim basis. This update is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. The Company is currently evaluating the disclosure requirements related to the new standard.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, related to income tax disclosures. The amendments in this update are intended to enhance the transparency and decision usefulness of income tax disclosures primarily through changes to the rate reconciliation and income taxes paid information. This update is effective for annual periods beginning after December 15, 2024, though early adoption is permitted. The Company is currently evaluating the ASU to determine its impact on the Company’s disclosures.
3.    REVENUE
Disaggregation of Revenue
The following table provides information on the disaggregation of revenue as recorded in the consolidated statements of operations (in thousands):

	Year ended December 31,
	2023	2022	2021
Hardware revenue	$398,967	$310,837	$106,908
Services and other revenue	62,548	52,143	20,463
Total revenue	$461,515	$362,980	$127,371

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes reportable revenue by geographic regions determined based on the location of the customers (in thousands):

	Year ended December 31,
	2023	2022	2021
United States	$443,450	$353,792	$127,230
Rest of the world	18,065	9,188	141
Total revenue	$461,515	$362,980	$127,371

Remaining Performance Obligations
Remaining performance obligations represent contracted revenue that has not been recognized, which includes contract liabilities (deferred revenue) and amounts that will be billed and recognized as revenue in future periods. As of December 31, 2023, the Company had $471.3 million and $534.9 million of remaining performance obligations, respectively, and the approximate percentages expected to be recognized as revenue in the future are as follows (in thousands, except percentages):

	December 31, 2023
	Total remaining performance obligations	Percent Expected to be Recognized as Revenue
		Less than one year	Two to five years	Greater than five years

Services and other revenue	$348,056	14%	47%	39%
Hardware revenue	123,243	97%	3%	—%
Total revenue	$471,299

	December 31, 2022
	Total remaining performance obligations	Percent Expected to be Recognized as Revenue
		Less than one year	Two to five years	Greater than five years

Services and other revenue	$322,645	17%	48%	35%
Hardware revenue	212,270	100%	—%	—%
Total revenue	$534,915
Contract Balances
Deferred revenue primarily includes cash received in advance of revenue recognition related to energy optimization services and incentives. The following table presents the changes in the deferred revenue balance during the years ended December 31, 2023, 2022, and 2021 (in thousands):

	2023	2022	2021
Balance as of beginning of period	$138,074	$37,443	$52,410
Deferred revenue acquired upon business combination	—	49,626	—
Upfront payments received from customers	270,130	206,868	89,951
Upfront or annual incentive payments received	4,204	5,797	6,614
Revenue recognized related to amounts that were included in beginning balance of deferred revenue	(54,638)	(22,669)	(33,585)
Revenue recognized related to amounts that were included in acquired balance of deferred revenue	—	(3,338)	—
Revenue recognized related to deferred revenue generated during the period	(215,123)	(135,653)	(77,947)
Balance as of end of period	$142,647	$138,074	$37,443

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Parent Company Guarantees
In certain customer contracts, the Company previously agreed to provide a guarantee that the value of purchased hardware will not decline for a certain period of time. Under this guarantee, if these customers were unable to install or designate the hardware to a specified project within such period of time, the Company would be required to assist the customer in re-marketing the hardware for resale by the customer. The guarantee provided that, in such cases, if the customer resold the hardware for less than the amount initially sold to the customer, the Company would be required to compensate the customer for any shortfall in fair value for the hardware from the initial contract price. The Company accounts for such contractual terms and guarantees as variable consideration at each measurement date. The Company updates its estimate of variable consideration each quarter, including changes in estimates related to such guarantees, for facts or circumstances that have changed from the time of the initial estimate. As a result, the Company recorded a net revenue reduction of $35.1 million in hardware revenue during the year ended December 31, 2023. Specifically, $16.9 million of the overall reduction in revenue was related to deliveries that occurred during fiscal year 2022, and $18.2 million is related to deliveries that occurred during fiscal 2023.
4.    SHORT-TERM INVESTMENTS
The following tables summarize the estimated fair value of the Company’s short-term investments and the gross unrealized holding gains and losses as of December 31, 2023 and 2022 (in thousands):

	As of December 31, 2023
	Amortized cost	Unrealized gain	Unrealized Loss	Estimated Fair Value
Commercial paper	$1,978	$—	$—	$1,978
U.S. government bonds	2,744	—	(3)	2,741
Agency bonds	3,503	—	(3)	3,500
Total short-term investments	$8,225	$—	$(6)	$8,219

	As of December 31, 2022
	Amortized cost	Unrealized gain	Unrealized Loss	Estimated Fair Value
Corporate debt securities	$17,056	$—	$(164)	$16,892
Commercial paper	18,922	—	—	18,922
U.S. government bonds	106,774	—	(1,515)	105,259
Certificate of deposits	9,986	—	—	9,986
Treasury bills	9,518	3	(5)	9,516
Agency bonds	1,500	—	(1)	1,499
Total short-term investments	$163,756	$3	$(1,685)	$162,074

The following table presents the contractual maturities of the Company’s short-term investments as of December 31, 2023 (in thousands):

	As of December 31, 2023
	Amortized cost	Estimated Fair Value
Due within one year	$8,225	$8,219
Total	$8,225	$8,219
The Company periodically reviews the individual securities that have unrealized losses on a regular basis to evaluate whether or not any security has experienced, or is expected to experience, credit losses resulting in the decline in fair value. The Company evaluates, among other factors, whether the Company intends to sell any of these marketable securities and whether it is more likely than not that the Company will be required to sell any of them before recovery of the amortized cost basis. During the year ended December 31, 2023, the Company did not record an allowance for credit losses, as management believes any such losses would be immaterial based on the investment-grade credit rating for each of the short-term investments as of the end of each period.
5.    FAIR VALUE MEASUREMENTS

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fair value accounting is applied for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. At December 31, 2023 and 2022, the carrying amount of accounts receivable, other current assets, accounts payable, and accrued and other current liabilities approximated their estimated fair value due to their relatively short maturities.
The following table provides the financial instruments measured at fair value on a recurring basis (in thousands):

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market fund	$47,297	$—	$—	$47,297
Commercial paper	—	3,971	—	3,971
Debt securities:
Commercial paper	—	1,978	—	1,978
U.S. government bonds	—	2,741	—	2,741
Agency bonds	—	3,500	—	3,500
Total financial assets	$47,297	$12,190	$—	$59,487

Liabilities
Derivative liability	$—	$—	$7,731	$7,731

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market fund	$10,618	$—	$—	$10,618
Commercial paper	—	2,988	—	2,988
Debt securities:
Corporate debt securities	—	16,892	—	16,892
Commercial paper	—	18,922	—	18,922
U.S. government bonds	—	105,259	—	105,259
Certificate of deposits	—	9,986	—	9,986
Treasury bills	—	9,516	—	9,516
Other	—	1,499	—	1,499
Total financial assets	$10,618	$165,062	$—	$175,680
The Company’s money market funds are classified as Level 1 because they are valued using quoted market prices. The Company’s short-term investments consist of available-for-sale securities and are classified as Level 2 because their value is based on valuations using significant inputs derived from or corroborated by observable market data. The Company’s other current liabilities includes a derivative liability that is attributable to a derivative feature within a revenue contract, whereby final settlement is indexed to the price per ton of lithium carbonate. The balance will be valued using a third party forecast for lithium carbonate. As the derivative instrument is not traded on an exchange it is classified within Level 3 of the fair value hierarchy.

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fair Value of Convertible Promissory Notes
The convertible notes are recorded at face value less unamortized debt issuance costs (see Note 13 — Convertible Notes for additional details) on the consolidated balance sheet as of December 31, 2023. As of December 31, 2023, the estimated fair value of the 2028 Convertible Notes was $149.1 million based on Level 2 quoted bid prices of the convertible notes in an over-the-counter market on the last trading date of the reporting period. As of December 31, 2023, the estimated fair value of the 2030 Convertible Notes was $175.8 million based on Level 2 quoted bid prices of the convertible notes in an over-the-counter market on the last trading date of the reporting period.

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
Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information summarizes the combined results of operations for the Company and AlsoEnergy, as if the acquisition had occurred on January 1, 2021. The pro forma financial information is as follows (in thousands):

	Twelve Months Ended December 31,
	2023	2022	2021
		(Unaudited)	(Unaudited)
Total revenue	$461,515	$366,815	$189,930
Net loss	$(140,413)	$(131,959)	$(132,187)
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

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7.    GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
Goodwill consists of the following (in thousands):

	December 31,
	2023	2022
Goodwill	$547,158	$547,556
Recovery of escrow from AlsoEnergy acquisition	—	(915)
Effect of foreign currency translation	47	8
Total goodwill	$547,205	$546,649
Intangible Assets, Net
Intangible assets, net, consists of the following (in thousands):

	December 31,
	2023	2022
Developed technology	$32,618	$30,600
Trade name	11,300	11,300
Customer relationships	106,800	106,800
Backlog	—	3,900
Internally developed software	67,282	49,472
Intangible assets	218,000	202,072
Less: Accumulated amortization	(60,868)	(39,809)
Add: Currency translation adjustment	14	2
Total intangible assets, net	$157,146	$162,265
Amortization expense for intangible assets was $24.9 million, $23.6 million and $5.3 million for the years ended December 31, 2023, 2022, and 2021, respectively, of which amortization of internally developed software and developed technology is recognized in cost of goods sold and amortization of customer relationships, trade name, and backlog is recognized in sales and marketing in the consolidated statements of operations.
8.    LEASES
The Company leases and subleases certain office spaces with lease terms ranging from 2 to 6 years. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases also include renewal options at the election of the Company to renew or extend the lease for an additional five years. These optional periods have not been considered in the determination of the ROU assets or lease liabilities associated with these leases as the Company did not consider the exercise of these options to be reasonably certain.
The Company performed evaluations of its contracts and determined each of its identified leases are operating leases. For the years ended December 31, 2023, 2022, and 2021, the Company incurred $4.2 million, $2.8 million and $1.3 million, respectively, of rent expense included in operating expenses in the consolidated statements of operations in relation to its operating leases, inclusive of short-term and variable lease expense which was immaterial. Cash paid for amounts included in the measurement of operating lease liabilities for the years ended December 31, 2023, 2022, and 2021 was $2.9 million $1.6 million and $0.5 million, respectively, and was included in net cash used in operating activities in the Company’s consolidated statements of cash flows.

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2023, future payments associated with the Company’s operating lease liabilities were as follows (in thousands):

Operating Leases
2024	$3,620
2025	2,885
2026	2,984
2027	3,035
2028	2,304
Thereafter	396
Total lease payments	15,224
Less: imputed interest	(1,819)
Total operating lease liability future lease payments	$13,405
Reported as of December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Current portion of operating lease liabilities included within other current liabilities	$2,950	$2,574
Non-current portion of operating lease liabilities	10,455	10,962
Total	$13,405	$13,536
The following summarizes additional information related to operating leases:

	December 31,
	2023	2022
Weighted average remaining operating lease term (in years)	4.6	5.5
Weighted average discount rate	5.7%	4.7%
9.    ASSET RETIREMENT OBLIGATION
The information below details the asset retirement obligation for the years ended December 31, 2023 and 2022 as follows (in thousands):

	December 31,
	2023	2022
Beginning balance at January 1,	$4,262	$4,135
Retirement cost revaluation	(444)	(116)
Accretion expense	234	243
Ending balance at December 31,	$4,052	$4,262

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10.    ENERGY STORAGE SYSTEMS, NET
Energy Storage Systems, Net
Energy storage systems, net, consists of the following (in thousands):

	December 31, 2023	December 31, 2022
Energy storage systems placed into service	$141,181	$143,154
Less: accumulated depreciation	(70,918)	(58,782)
Energy storage systems not yet placed into service	4,155	6,385
Total energy storage systems, net	$74,418	$90,757
Depreciation expense for energy storage systems was approximately $14.4 million, $14.9 million and $14.4 million for the years ended December 31, 2023, 2022, and 2021, respectively. Depreciation expense is recognized in cost of service revenue.
11.    BALANCE SHEET COMPONENTS
Accounts Receivable, net
Accounts receivable, net consists of the following (in thousands):

	December 31,
	2023	2022
Unbilled receivables	$190,230	$151,278
Accounts receivable - customer	113,262	70,727
Financing obligation receivables	4,253	5,061
Accounts receivable allowance	(4,904)	(3,879)
Other	7	32
Total accounts receivable, net	$302,848	$223,219
Collateralized accounts receivable of approximately $29.3 million as of December 31, 2023 were held by the Company and were included in “Accounts receivable, net” in the Company’s consolidated balance sheet. In the event the accounts receivable is not paid, the Company has the option to repossess the inventory from the customer.
Inventory
Inventory consists of the following (in thousands):

	December 31,
	2023	2022
Work in process inventory	$23,074	$3,374
Raw Materials	2,961	4,623
Finished Goods	629	376
Batteries	1	1
Total inventory	$26,665	$8,374

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other Current Assets
Other current assets consist of the following (in thousands):

	December 31,
	2023	2022
Prepaid expenses	$5,971	$5,676
Utility program deposits	153	80
Due from related parties	73	74
Other	3,106	2,196
Total other current assets	$9,303	$8,026
Other Noncurrent Assets
Other noncurrent assets consist of the following (in thousands):

	December 31,
	2023	2022
Prepaid warranties and maintenance	$41,023	$33,686
Unbilled receivables, net	18,662	9,409
Deferred costs with suppliers	—	7,720
Receivable from SPEs (Note 17)	2,523	2,543
Self-generation incentive program deposits	561	688
Investment in VIEs	2,094	1,971
Property and equipment, net	2,813	2,158
Project assets	8,424	3,208
Restricted cash	1,100	—
Other	4,669	3,956
Total other noncurrent assets	$81,869	$65,339
Depreciation expense for property and equipment was $0.7 million and $0.6 million for the years ended December 31, 2023 and 2022, respectively, and immaterial for the year ended December 31, 2021.
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	December 31,
	2023	2022
Accrued payables	$67,543	$83,022
Accrued interest	2,674	311
Other accrued liabilities	6,656	1,925
Total accrued liabilities	$76,873	$85,258

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other Current Liabilities
Other current liabilities consist of the following (in thousands):

	December 31,
	2023	2022
Derivative liability	$7,731	$—
System advances	266	266
Lease liabilities – current portion	2,950	2,574
Due to related parties	31	687
Other	1,748	1,885
Total other current liabilities	$12,726	$5,412
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
2020 Credit Agreement
In May 2020, the Company entered into a credit agreement (“2020 Credit Agreement”) with a new lender that provided the Company with proceeds of $25.0 million to provide the Company with access to working capital towards the purchase of energy storage system equipment. The 2020 Credit Agreement has a maturity date of the earlier of (1) May 2021, (2) the maturity date of the revolving loan agreement, or (3) the maturity date of the Pre-Merger Convertible Promissory Notes discussed below in Note 13 — Convertible Notes. The loan bore interest of 12% per annum, of which 8% was paid in cash and 4% added back to principal of the loan balance every quarter. The Company used a portion of the proceeds towards payments associated with existing debt. In April 2021, the Company repaid the outstanding balance of this facility with the proceeds received from the Merger. Upon prepayment of this facility, the Company incurred $1.4 million in prepayment penalties that

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
were recorded to loss on extinguishment of debt in the Company’s statement of operations. The facility was terminated after the repayment in April 2021.
2021 Credit Agreement
In January 2021, the Company, through a wholly-owned Canadian entity, entered into a credit agreement to provide a total of $2.7 million towards the financing of certain energy storage systems. The credit agreement is structured on a non-recourse basis and the system will be operated by the Company. The credit agreement has a stated interest of 5.45% and a maturity date of June 2031. The Company received an advance under the credit agreement of $1.8 million in January 2021. The repayment of advances received under this credit agreement is determined by the lender based on the proceeds generated by the Company through the operation of the underlying energy storage systems.
On April 6, 2023, the Company repaid the remaining outstanding balance under the 2021 Credit Agreement with a portion of the net proceeds from the issuance of the 2030 Convertible Notes (as described in Note 13 — Convertible Notes). Upon prepayment of this facility, the Company incurred a $0.3 million loss on extinguishment of debt, which is recorded in the Company’s statement of operations. The facility was terminated after the repayment in April 2023.
13.    CONVERTIBLE NOTES
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
Conversion and Cancellation of Convertible Promissory Notes Upon Merger
Immediately prior to the effectiveness of the Merger, the entire balance of the Company’s outstanding Pre-Merger Convertible Promissory Notes issued by Legacy Stem automatically converted into shares of Legacy Stem Common Stock. Upon the effectiveness of the Merger, these shares of Legacy Stem Common Stock automatically converted into 10,921,548 shares of common stock of Stem. The balance associated with the outstanding Pre-Merger Convertible Promissory Notes totaling $77.7 million, including $7.7 million of interest accrued on the notes through the date of Merger, was reclassified to additional paid-in-capital. The unamortized portion of the debt discount associated with the outstanding Q1 2021 Convertible Notes totaling $1.1 million was fully expensed to loss on extinguishment of debt in the Company’s statement of operations.
2028 Convertible Notes and Capped Call Options
2028 Convertible Notes
On November 22, 2021, the Company issued $460.0 million aggregate principal amount of its 2028 Convertible Notes in a private placement offering to qualified institutional buyers (the “2021 Initial Purchasers”) pursuant to Rule 144A under the Securities Act of 1933, as amended.
The 2028 Convertible Notes are senior, unsecured obligations of the Company and bear interest at a rate of 0.5% per year, payable in cash semi-annually in arrears in June and December of each year, beginning in June 2022. The 2028 Convertible Notes will mature on December 1, 2028, unless earlier repurchased, redeemed or converted in accordance with their terms prior to such date. Upon conversion, the Company may choose to pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock. The 2028 Convertible Notes are redeemable for cash at the Company’s option at any time given certain conditions (as discussed below), at an initial conversion rate of 34.1965 shares of common stock per $1,000 principal amount of 2028 Convertible Notes, which is equivalent to an initial conversion price of

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
approximately $29.24 (the “2028 Conversion Price”) per share of the Company’s common stock. The conversion rate is subject to customary adjustments for certain events as described in the related indenture.
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
The Company’s net proceeds from this offering were approximately $445.7 million, after deducting the Initial Purchasers’ discounts and debt issuance costs. To minimize the impact of potential dilution to the Company’s common stockholders upon conversion of the 2028 Convertible Notes, the Company entered into separate capped calls transactions (the “2028 Capped Calls”) as described below. In connection with the issuance of the 2030 Convertible Notes during the second quarter of 2023, the Company used approximately $99.8 million of the net proceeds to purchase and surrender for cancellation approximately $163.0 million aggregate principal amount of the Company’s 2028 Convertible Notes, which resulted in a $59.4 million gain on debt extinguishment. See 2030 Convertible Notes below for further details of the 2030 Convertible Notes.
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
Upon adoption of ASU 2020-06, the Company allocated all of the debt discount to long-term debt. The debt discount is amortized to interest expense using the effective interest method, computed to be 0.9%, over the life of the 2028 Convertible Notes or approximately its seven-year term. The outstanding 2028 Convertible Notes balances as of December 31, 2023 and

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2022 are summarized in the following table (in thousands):

	December 31, 2023	December 31, 2022
Long Term Debt
Outstanding principal	$297,024	$460,000
Unamortized 2021 Initial Purchasers’ debt discount and debt issuance cost	(6,501)	(12,091)
Net carrying amount	$290,523	$447,909
The following table presents total interest expense recognized related to the 2028 Convertible Notes during the year ended December 31, 2023 and 2022 (in thousands):

	December 31, 2023	December 31, 2022
Cash interest expense
Contractual interest expense	$1,693	$2,300
Non-cash interest expense
Amortization of debt discount and debt issuance cost	1,487	1,986
Total interest expense	$3,180	$4,286
2028 Capped Call Options
On November 17, 2021, in connection with the pricing of the 2028 Convertible Notes, and on November 19, 2021, in connection with the exercise in full by the 2021 Initial Purchasers of their option to purchase additional Notes, the Company entered into 2028 Capped Calls with certain counterparties. The Company used $66.7 million of the net proceeds to pay the cost of the 2028 Capped Calls.
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
The 2030 Convertible Notes are senior, unsecured obligations of the Company and bear interest at a rate of 4.25% per year, payable in cash semi-annually in arrears in April and October of each year, beginning on October 1, 2023. The 2030 Convertible Notes will mature on April 1, 2030, unless earlier repurchased, redeemed or converted in accordance with their terms prior to such date. Upon conversion, the Company may choose to pay or deliver cash, shares of common stock or a combination of cash and shares of common stock. The 2030 Convertible Notes are redeemable for cash at the Company’s option at any time given certain conditions (as discussed below), at an initial conversion rate of 140.3066 shares of common stock per $1,000.00 principal amount of the 2030 Convertible Notes, which is equivalent to an initial conversion price of approximately $7.1272 (the “2030 Conversion Price”) per share of the Company’s common stock. The conversion rate is subject to customary adjustments for certain events as described in the related indenture.
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

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The outstanding 2030 Convertible Notes balances as of December 31, 2023 are summarized in the following table (in thousands):

December 31, 2023
Long Term Debt
Outstanding principal	$240,000
Unamortized 2023 Initial Purchasers’ debt discount and debt issuance cost	(6,890)
Net carrying amount	$233,110
The debt discount and debt issuance costs are amortized to interest expense using the effective interest method, computed to be 4.70%, over the life of the 2030 Convertible Notes or its approximately seven-year term.
The following table presents total interest expense recognized related to the 2030 Convertible Notes during the three months ended December 31, 2023 (in thousands):

December 31, 2023
Cash interest expense
Contractual interest expense	$7,593
Non-cash interest expense
Amortization of debt discount and debt issuance cost	711
Total interest expense	$8,304
2030 Capped Call Options
On March 29, 2023 and March 31, 2023, in connection with the pricing of the 2030 Convertible Notes, and on April 3, 2023, in connection with the exercise in full by the 2023 Initial Purchasers of their option to purchase additional 2030 Convertible Notes, the Company entered into Capped Calls (the “2030 Capped Calls”) with certain counterparties. The Company used $27.8 million of the net proceeds from the 2030 Convertible Notes to pay the cost of the 2030 Capped Calls.
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
14.    WARRANTS
Legacy Stem Warrants
Prior to the Merger, the Company had issued warrants to purchase shares of Legacy Stem’s preferred stock in conjunction with various debt financings. The Company has also issued warrants to purchase shares of Legacy Stem’s common stock. Upon effectiveness of the Merger, the Company had 50,207,439 warrants outstanding, of which substantially all were converted into 2,759,970 shares of common stock of Stem. Upon conversion of the warrants, the existing warrant liabilities were remeasured to fair value resulting in a gain on remeasurement of $100.9 million and a total warrant liability of $60.6 million, which was then reclassified to additional paid-in-capital. As of December 31, 2023, there were 2,533 Legacy Stem Warrants outstanding. These instruments are exercisable into the Company’s common stock and are equity classified.

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Public Warrants and Private Placement Warrants
As part of STPK’s initial public offering, under the Warrant Agreement dated as of August 20, 2020 and, prior to the effectiveness of the Merger, STPK issued 12,786,168 warrants each of which entitled the holder to purchase one share of common stock at an exercise price of $11.50 per share of common stock (the “Public Warrants”). Simultaneously with the closing of the initial public offering, STPK completed the private sale of 7,181,134 million warrants to Star Peak Sponsor LLC, a Delaware limited liability company (the “Private Warrants”). Upon issuance, these warrants met the criteria for liability classification. Upon the effectiveness of the Merger, Stem assumed the outstanding Public Warrants and Private Warrants, which continued to meet the criteria for liability classification, resulting in assumed warrant liabilities of $185.9 million and $116.7 million, respectively, or a total warrant liability of $302.6 million. Such warrants were initially recorded at fair value and remeasured to fair value at each reporting period. The fair value of the Private Warrants was determined using the Black-Scholes method. Black-Scholes inputs used to value the warrants are based on information from purchase agreements and within valuation reports prepared by an independent third party for the Company. Inputs include exercise price, selection of guideline public companies, volatility, fair value of common stock, expected dividend rate and risk-free interest rate.
On June 25, 2021, the Company entered into an exchange agreement (the “Exchange Agreement”) with the holders of the 7,181,134 outstanding Private Warrants, pursuant to which such holders received 4,683,349 shares of the Company’s common stock on June 30, 2021, in exchange for the cancellation of all outstanding Private Warrants. The Exchange Shares were issued in reliance upon the exemption provided by Section 3(a)(9) of the Securities Act of 1933, as amended. Immediately prior to the exchange, the Private Warrants were marked to fair value, resulting in a loss of $52.0 million. As a result of the Exchange Agreement, there are no Private Warrants outstanding.
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
15.    COMMON STOCK
The Company had reserved shares of common stock for issuance as follows:

December 31, 2023
Shares reserved for warrants	2,533
RSUs outstanding	11,159,272
Options outstanding	9,011,616
Shares available for future issuance under the 2021 Equity Incentive Plan	8,071,846
Conversion of 2030 Convertible Notes	42,933,810
Conversion of 2028 Convertible Notes	20,842,773
Total	92,021,850

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2023, the Company had 8,071,846 shares of common stock reserved for future issuance under equity incentive plans corresponding to the 2021 Equity Incentive Plan. As of December 31, 2023, 3,622,474 stock options and 15,299,531 RSUs had been granted to employees under the 2021 Equity Incentive Plan.
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
The following table summarizes the stock option activity for the year ended December 31, 2023:

	Number of Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Balances as of December 31, 2022	8,243,637	$6.88	6.6	35,566
Options granted	1,291,349	10.25
Options exercised	(125,534)	2.20
Options forfeited	(397,836)	16.75
Options expired	—	—
Balances as of December 31, 2023	9,011,616	$6.99	6.0	$8,686
Options vested and exercisable — December 31, 2023	6,345,340	$4.86	5.0	$8,669
The weighted-average grant date fair value of stock options granted to employees was $6.44, $5.82 and $18.84 during the years ended December 31, 2023, 2022, and 2021, respectively. The intrinsic value of options exercised was $0.5 million, $12.7 million and $56.1 million during the years ended December 31, 2023, 2022, and 2021, respectively.

Significant Assumptions in Estimating Option Fair Value
The Company uses the Black-Scholes model for estimating the fair value of options granted. The weighted-average assumptions used in the Black-Scholes are as follows:

	December 31,
	2023	2022	2021
Expected volatility	69.05%	68.28%	74.00%
Risk-free interest rate	3.97%	1.73%	1.06%
Expected term (years)	6.01	6.25	6.23
Dividend yield	—	—	—

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restricted Stock Units
RSUs represent a right to receive one share of the Company’s common stock that is both non-transferable and forfeitable unless and until certain conditions are satisfied. RSUs generally, either cliff vest on the third anniversary of the award grant date, vest 1/4 per year over a four-year period, or vest 1/3 per year over a three-year period, subject to continued employment through each anniversary. The fair value of restricted stock units is determined on the grant date and is amortized over the vesting period on a straight-line basis.
The following table summarizes the RSU activity for the period ended December 31, 2023:

	Number of RSUs Outstanding (1)	Weighted- Average Grant Date Fair Value Per Share
Balances as of December 31, 2022	6,719,490	$15.34
RSUs granted	7,744,552	5.54
RSUs vested	(1,267,389)	10.80
RSUs forfeited	(2,037,381)	8.38
Balances as of December 31, 2023	11,159,272	$10.31
(1) Includes certain restricted stock units with service and market-based vesting criteria.
Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense recorded in each component of operating expenses in the Company’s consolidated statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2023	2022	2021
Sales and marketing	$6,293	$4,251	$1,723
Research and development	13,463	4,634	2,367
General and administrative	25,353	19,776	9,456
Total stock-based compensation expense	$45,109	$28,661	$13,546
As of December 31, 2023, the Company had approximately $14.9 million of remaining unrecognized stock-based compensation expense for stock options, which is expected to be recognized over a weighted average period of 1.4 years. As of December 31, 2023, the Company had approximately $69.8 million of remaining unrecognized stock-based compensation expense for RSUs, which is expected to be recognized over a weighted average period of 1.9 years. Research and development expenses of $4.3 million and $3.0 million corresponding to internal-use software, were capitalized during the years ended December 31, 2023 and 2022, respectively.
Awards under the Company’s stock bonus program issued through the 2021 Plan are accounted for as liability-classified awards, because the obligations are based predominantly on a fixed monetary amount determined at a future date to be settled with a variable number of shares of the Company’s common stock. The Company recognized stock-based compensation expense related to such bonuses in the amount of $8.5 million during the year ended December 31, 2023.
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

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unconsolidated VIEs
SPV II, SPV III, and SPV IV
On January 23, 2015, June 7, 2016, and June 30, 2017 the Company entered into agreements to form three Limited Liability Companies: Stem Finance SPV II, LLC (“SPV II”), Stem Finance SPV III, LLC (“SPV III”), and Generate-Stem LCR, LLC (“SPV IV”), respectively. These agreements are accounted for as unconsolidated VIEs because the Company lacks the power to direct the activities that most significantly impact the economics of these entities. Although the Company is not the primary beneficiary of these entities, due to its significant continuing involvement in the generation of cash flows of the energy storage systems and legal responsibilities under the host customer contract, the Company is required to include the assets, liabilities, revenues, and expenses of these entities in its consolidated financial statements. The significant activities involve deciding which energy storage systems to be purchased by the SPE and setting of the annual operating budgets which govern the ongoing operation and maintenance of the energy storage systems. Both of these activities significantly impact the revenue, expenses, and resulting residual returns or losses that will accrue to the investors of the SPE and require approval by both Stem and the other third-party investor. Stem, the non-managing member of the SPE, shares power through its rights to (i) agree on SPE purchases of energy storage systems in the master purchase agreement, and (ii) approve the annual operating budgets in the operating and maintenance agreement. The other investor shares power through its rights as the managing member in the SPE. As a result, power is shared with the other investors in the SPE who are not considered related parties (including de facto agency relationships) of the Company. Investments in such SPEs are accounted for under the equity method of accounting and are recorded within other noncurrent assets on the consolidated balance sheets. The Company’s maximum loss exposure from these entities is limited to the aggregate carrying amount of its equity method investments. As of December 31, 2023, the Company had not provided, and is not required to provide, financial support through a liquidity arrangement or otherwise, to its SPEs, including circumstances in which it could be exposed to further losses (e.g., cash shortfalls). The Company’s cumulative share of the earnings/(losses) in SPV II, SPV III and SPV IV was $0.1 million for the year ended December 31, 2023, immaterial for the year ended December 31, 2022, and $0.1 million for the year ended December 31, 2021.
Copec
During March 2020, the Company entered into a joint venture agreement with Compania de Petroleos de Chile Copec S.A. (“Copec”), a leading wholesaler and distributor of petroleum products, that supplies fuel, lubricants, and other retail services such as carwash and foods through its series of service stations (the “JV Agreement”). The Company operates more than 650 service stations in Chile and more than 2,500 through different subsidiaries companies around South America, Central America, and the United States.
The purpose of the JV Agreement is to form an entity with equity contributions from both Stem and Copec to explore and develop business opportunities within the commercial and industrial space, including utilities and grid operators, in Latin America with the focus of providing intelligent energy storage solutions that leverage advanced software analytics and controls (principally through the Athena Platform developed by Stem) (the “JV Entity”). Stem’s technology and expertise will be combined with the strength of Copec’s scale, distribution network, energy knowledge and other expertise areas to develop business in certain territories as defined in the JV Agreement.
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

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2023 and 2022, the Company’s investment in its unconsolidated SPEs, recorded within other noncurrent assets on the consolidated balance sheets, was as follows (in thousands):

	December 31,
	2023	2022
Investment in SPV II	$—	$—
Investment in SPV III	390	439
Investment in SPV IV	372	308
Copec	1,312	1,174
Other equity method investments	$20	$50
Total equity method investments	$2,094	$1,971
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

	December 31,
	2023	2022
Financing obligation, current portion	$14,835	$15,720
Financing obligation, noncurrent	$52,010	$63,867
Interest expense related to the financing obligations was $5.6 million, $6.3 million, and $8.5 million for the years ended December 31, 2023, 2022, and 2021, respectively.
As a result of being the accounting owner of energy storage systems sold to the SPEs and retaining the obligation to provide energy optimization services to host customers, the Company records the carrying value of energy storage system assets and obligations under the customer host contracts on its consolidated balance sheet. These balances were as follows as of December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Energy storage systems, net	$67,719	$76,617
Deferred revenue, current	$4,712	$4,943
Deferred revenue, noncurrent	$8,641	$10,682
Other liabilities	$3,480	$3,763
Because the Company is the legal party responsible for providing services to the host customer and significantly involved in generating the revenue under the host customer arrangements, the Company records the revenue associated with services, and separately records payments to the VIE as debt and interest payments. Revenues recognized by the Company associated with energy storage systems legally sold to the unconsolidated SPEs were $18.0 million, $17.8 million, and $16.9 million for the years ended December 31, 2023, 2022, and 2021, respectively. Such revenues are inclusive of incentive fees, consistent with the Company’s revenue policy. Depreciation expense recognized within cost of service revenue by the Company for the energy storage systems legally sold to the unconsolidated SPEs was $12.0 million, $6.8 million and $12.8 million for the years ended December 31, 2023, 2022, and 2021, respectively.

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
18.    NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Year Ended December 31,
	2023	2022	2021
Numerator - Basic and Diluted:
Net loss attributable to common stockholders, basic and diluted	$(140,413)	$(124,054)	$(101,211)
Denominator:
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	155,583,957	153,413,743	105,561,139

Net loss per share attributable to common stockholders, basic and diluted	$(0.90)	$(0.81)	$(0.96)
The following table shows total outstanding potentially dilutive shares excluded from the computation of diluted shares outstanding for the periods presented as the effect would have been anti-dilutive:

	December 31,
	2023	2022	2021
Outstanding 2028 Convertible Notes	10,157,181	15,730,390	15,730,390
Outstanding 2030 Convertible Notes	33,673,584	—	—
Outstanding stock options	9,011,616	8,243,637	8,766,466
Outstanding warrants	2,533	2,533	23,673
Outstanding RSUs	11,159,272	6,719,490	1,799,677
Total	64,004,186	30,696,050	26,320,206
19.    INCOME TAXES
The components of loss before provision for income taxes for the years ended December 31, 2023, 2022, and 2021 are as follows (in thousands):

	December 31,
	2023	2022	2021
Domestic	$(138,934)	$(137,164)	$(101,211)
Foreign	(1,046)	(2,051)	—
Loss before income taxes	$(139,980)	$(139,215)	$(101,211)
Due to the Company’s net losses, the Company did not record a provision for federal income taxes during the years ended December 31, 2023, 2022 and 2021, respectively. The Company continues to maintain a full valuation allowance for its net U.S. federal and state deferred tax assets.

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of the provision for income tax expense for the years ended December 31, 2023, 2022, and 2021 are as follows (in thousands):

	December 31,
	2023	2022	2021
Current:
Federal	$—	$(24)	$—
State	490	184	—
Foreign	381	188	—
Total current	871	348	—
Deferred:
Federal	(294)	(12,448)	—
State	(41)	(3,021)	—
Foreign	(103)	(40)	—
Total deferred	(438)	(15,509)	—
Total provision for income taxes	$433	$(15,161)	$—
The effective tax rate of the Company’s provision (benefit) for income taxes differs from the federal statutory rate as follows:

	December 31,
	2023	2022	2021
Statutory rate	21.00%	21.00%	21.00%
State tax	(0.32)%	2.04%	3.15%
Foreign income and withholding taxes	(0.36)%	(0.42)%	1.61%
Stock-based compensation	(1.48)%	(0.51)%	6.17%
Change in fair value of warrants	—%	—%	0.71%
Other	(3.16)%	(2.26)%	(1.19)%
Non-deductible interest expense	(0.85)%	(0.96)%	(2.53)%
Valuation allowance	(15.14)%	(8.00)%	(28.92)%
Total	(0.31)%	10.89%	—%
Deferred income taxes arise from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes, as well as net operating losses (“NOLs”) and tax credit carryforwards.

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2023 and 2022 are as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating losses	$134,340	$122,005
Tax credits	367	720
Depreciable assets	37	291
Operating lease liabilities	2,808	3,234
Accruals and allowances	3,708	3,004
Stock-based compensation	8,088	3,549
Deferred revenue	33,894	34,575
Interest expense	2,831	1,245
Other	4,498	1,967
Total gross deferred tax assets	190,571	170,590
Less: Valuation allowance	(168,304)	(140,636)
Net deferred tax assets	22,267	29,954
Deferred tax liabilities:
Amortization of asset retirement obligation	(675)	(634)
Intangibles	(18,926)	(26,319)
Right-of-use assets	(2,523)	(2,961)
Total gross deferred tax liabilities	(22,124)	(29,914)
Net deferred taxes	$143	$40
As of December 31, 2023 and 2022, the Company had federal NOL carryforwards of approximately $459.8 million and $409.8 million, respectively, and state NOL carryforwards of approximately $377.6 million and $353.2 million, respectively. Of the $459.8 million federal net operating loss, $97.0 million will begin to expire in 2029, while the remaining amount does not expire. The state NOL carryforwards will begin to expire in 2029. As of December 31, 2023 and 2022, the Company had foreign NOL carryforwards of approximately $28.1 million and $23.5 million, respectively. The foreign net operating loss carryforwards expire in 2039.
As of December 31, 2023, the Company did not have federal research and development tax credit carryforwards. As of December 31, 2022, the Company had federal research and development tax credit carryforwards of $0.7 million, which begin to expire in 2029 if not utilized. As of December 31, 2023 and 2022, the Company had California research and development tax credit carryforwards of $0.7 million and $0.7 million, respectively, which do not expire.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of a history of taxable losses and uncertainties as to future profitability, the Company recorded a full valuation allowance against its deferred tax assets with exception of a foreign subsidiary which has been profitable historically. The valuation allowance was $168.3 million and $140.6 million as of December 31, 2023 and 2022, respectively.
Utilization of the net operating loss carryforwards and tax credit forwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by the Internal Revenue Code Section 382, as well as similar state provisions. In general, an “ownership change,” as defined by the code, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. Any limitation may result in expiration of all or a portion of the NOL or tax credit carryforwards before utilization. The Company performed a detailed analysis in FY2023 to determine whether an ownership change under Section 382 of the Code has previously occurred. As a result, the Company’s NOLs available after the Section 382 limitation is approximately $459.8 million.

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company had gross unrecognized tax benefits of $0.3 million and $0.7 million as of December 31, 2023 and 2022, respectively. There were no material additions, reductions or settlements of unrecognized tax benefits for years ended December 31, 2023 and 2022. The Company expects resolution of unrecognized tax benefits, if created, would occur while the full valuation allowance of deferred tax assets is maintained. The Company does not expect to have any unrecognized tax benefits that, if recognized, would affect the effective tax rate. As of December 31, 2023, the Company does not have a liability for potential penalties or interest. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.
In the normal course of business, the Company is subject to examination by taxing authorities throughout the United States of America, Canada, Germany, Japan and India. The Company is not currently under audit by the Internal Revenue Service or other foreign revenue agencies, or similar state or local authorities. The tax return years 2019 through 2023 remain open to examination by the major domestic taxing jurisdictions to which the Company is subject. Net operating losses generated on a tax return basis by the Company for calendar years 2011 through 2023 remain open to examination by the major domestic taxing jurisdictions.
20.    COMMITMENTS AND CONTINGENCIES
Non-cancelable Purchase Obligations
In the normal course of business, we enter into non-cancelable purchase commitments with various parties to purchase primarily software-based services. As of December 31, 2023, we had outstanding non-cancelable purchase obligations with a term of less than 12 months of $3.7 million and non-cancelable purchase obligations with a term 12 months or longer of $3.0 million.

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
Non-Income Related Taxes
During 2023, the Company determined that it was not appropriately charging certain customers sales tax and remitting to the applicable amounts to the relevant taxing authority related to certain revenue arrangements from 2018 through 2022. As a result, the Company recorded an out of period adjustment of $5.0 million in 2023 to accrue for the probable liability with a corresponding amount included in general and administrative expense in the consolidated statement of operations. Management considered qualitative and quantitative factors and concluded the out of period adjustment is immaterial to 2023 and each of the applicable periods.
21.    EMPLOYER RETIREMENT PLAN
The Company sponsors a 401(k) profit sharing plan covering all eligible employees. Participants may elect to defer a percentage of their compensation ranging from 1% to 100%, up to the maximum allowable by law by making contributions to the plan. The Company may match, at its discretion, the employee contributions according to the terms of the plan. During the years ended December 31, 2023 and December 31, 2022, the company made matching contributions of $2.2 million and $0.6 million to the plan, respectively. During the years ended December 31, 2021, the Company did not match any of its employees’ contributions.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (“Disclosure Controls") within the meaning of Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our Disclosure Controls are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our Disclosure Controls are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.
Based on management’s evaluation (under the supervision and with the participation of our CEO and our CFO) of the effectiveness of the design and operation of our Disclosure Controls, as of December 31, 2023, our CEO and CFO have concluded that our Disclosure Controls were effective at a reasonable assurance level.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.
Our independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2023, as stated in its report which is included in Item 9A.

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act) that occurred during the quarterly period ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Stem, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Stem, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 28, 2024, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ DELOITTE & TOUCHE LLP

San Francisco, California
February 28, 2024

ITEM 9B. OTHER INFORMATION
(b) Trading Plans
The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted or terminated by our Section 16 officers and directors during the fourth quarter of 2023 and intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (“Rule 10b5-1 Trading Plans”). No Section 16 officer or director adopted or terminated any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K promulgated under the Exchange Act) during the fourth quarter of 2023.

Name and Title	Date of Adoption or Termination of Rule 10b5-1 Trading Plan	Duration of Rule 10b5-1 Trading Plan	Aggregate Number of Securities to be Purchased or Sold
Matthew Tappin (President, Asset Management)	Adopted 11/13/2023	11/13/2023 through 11/15/2024	Sell up to 27,403 shares of common stock, subject to certain conditions
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
See Part I, Item I, “Business —Information About Our Executive Officers” of this Report for information regarding our executive officers. The other information required for this Item will be included in the 2024 Proxy Statement, including under the headings “Corporate Governance” and “Delinquent Section 16(a) Reports,” if applicable, and is incorporated by reference.
We maintain a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors, including our principal executive, principal financial and principal accounting officers, or persons performing similar functions. Our Code of Business Conduct and Ethics is published on our website at investors.stem.com/governance. We intend to disclose on our website future amendments to certain provisions of our Code of Business Conduct and Ethics, or waivers of the code granted to executive officers and directors, in accordance with SEC rules.
ITEM 11. EXECUTIVE COMPENSATION
The information required under this Item will be included in the 2024 Proxy Statement, including under the headings “Executive Compensation,” “Executive Compensation Tables,” “Director Compensation,” “Compensation Committee Interlocks,” and “Report of the Compensation Committee,” and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required under this Item will be included in the 2024 Proxy Statement, including under the headings “Equity Compensation Plan Information,” “Certain Information About Our Common Stock,” and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required under this Item will be included in the 2024 Proxy Statement, including under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance,” and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required under this Item will be included in the 2024 Proxy Statement, including under the heading “Ratification of Independent Auditor Selection,” and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements: The financial statements filed as part of this Report are listed on the index to financial statements on page 57.
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

4.4	Form of 4.25% Convertible Senior Note due 2030 (included in Exhibit 4.3).
4.5	Description of the Registrant’s Securities (incorporated by reference to Exhibit 4.3 to Stem’s Annual Report on Form 10-K filed on February 28, 2022).
10.1	Form of Confirmation for 2028 Capped Call Transactions (incorporated by reference to Exhibit 10.1 to Stem’s Current Report on Form 8-K filed on November 22, 2021).
10.2
Purchase Agreement dated as of November 17, 2021, between the Company and the Initial Purchasers (incorporated by reference to Exhibit 10.2 to Stem’s Current Report on Form 8-K filed on November 22, 2021).

10.3	Form of Confirmation for 2030 Capped Call Transactions (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K filed on April 3, 2023).
10.4†	Stem, Inc. 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to Stem’s Annual Report on Form 10-K filed on February 28, 2022).
10.5†	Form of Stock Option Agreement under the Stem, Inc. 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to Stem’s Annual Report on Form 10-K filed on February 28, 2022).
10.6†	Stem, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Stem’s Registration Statement on Form S-8 filed on July 2, 2021)
10.7*	Form of Stock Option Agreement under the Stem, Inc. 2021 Equity Incentive Plan
10.8*	Global Restricted Stock Unit Award Agreement under the Stem, Inc. 2021 Equity Incentive Plan
10.9
Investor Rights Agreement dated April 28, 2021, by and among the Company and certain of its stockholders (incorporated by reference to Exhibit 10.3 of the Company Current Report on Form 8-K filed on May 4, 2021)

10.10††
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

10.12††
First Amended and Restated Master Supply Agreement for Purchase and Sale of Energy Storage Equipment, dated as of September 14, 2022, by and between Powin Energy Corporation and Stem, Inc. (incorporated by reference to Exhibit 10.2 to Stem’s Quarterly Report on Form 10-Q filed on November 4, 2023).

10.13†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.10 to Stem’s Annual Report on Form 10-K filed on February 28, 2022).
10.14†	Form of Executive Employment Agreement (incorporated by reference to Exhibit 10.11 to Stem’s Annual Report on Form 10-K filed on February 28, 2022).
21*	Subsidiaries of the Registrant.
23*	Consent of Independent Registered Public Accounting Firm.
24*	Powers of Attorney.
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97*	Stem, Inc. Clawback Policy
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Date: February 28, 2024	STEM, INC.

	By:	/s/ William Bush
William Bush
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title

*	Chief Executive Officer and Director
John Carrington	(Principal Executive Officer)

/s/ William Bush	Chief Financial Officer
William Bush	(Principal Financial Officer)

/s/ Rahul Shukla	Chief Accounting Officer
Rahul Shukla	(Principal Accounting Officer)

*	Chairman of the Board
David Buzby

*	Director
Adam E. Daley

*	Director
Anil Tammineedi

*	Director
Michael C. Morgan

*	Director
Laura D’Andrea Tyson

*	Director
Ira Birns

*	Director
Jane Woodward

/s/ Saul R. Laureles	February 28, 2024
* By Saul R. Laureles, Attorney-in-Fact