Form 10-Q
period 2024-03-31
STEM, INC.
filed 2024-05-03
CIK 1758766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————————————
FORM 10-Q
—————————————————

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Outstanding as of April 25, 2024
Common Stock, $0.0001 par value per share	161,651,144

STEM, INC.
Quarterly Report on Form 10-Q
For the Period Ended March 31, 2024

Part I - Financial Information
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
STEM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023

ASSETS
Current assets:
Cash and cash equivalents	$112,804	$105,375
Short-term investments	—	8,219
Accounts receivable, net of allowances of $4,464 and $4,904 as of March 31, 2024 and December 31, 2023, respectively	239,934	302,848
Inventory, net	24,444	26,665
Deferred costs with suppliers	20,125	20,555
Other current assets (includes $41 and $73 due from related parties as of March 31, 2024 and December 31, 2023, respectively)	8,221	9,303
Total current assets	405,528	472,965
Energy storage systems, net	71,234	74,418
Contract origination costs, net	10,515	11,119
Goodwill	547,169	547,205
Intangible assets, net	155,008	157,146
Operating lease right-of-use assets	11,475	12,255
Other noncurrent assets	83,966	81,869
Total assets	$1,284,895	$1,356,977
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$61,746	$78,277
Accrued liabilities	78,487	76,873
Accrued payroll	11,188	14,372
Financing obligation, current portion	15,390	14,835
Deferred revenue, current portion	56,952	53,997
Other current liabilities (includes $203 and $31 due to related parties as of March 31, 2024 and December 31, 2023, respectively)	12,855	12,726
Total current liabilities	236,618	251,080
Deferred revenue, noncurrent	88,410	88,650
Asset retirement obligation	4,073	4,052
Convertible notes, noncurrent	524,200	523,633
Financing obligation, noncurrent	49,222	52,010
Lease liabilities, noncurrent	9,885	10,455
Other liabilities	436	416
Total liabilities	912,844	930,296
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized as of March 31, 2024 and December 31, 2023; zero shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 161,526,782 and 155,932,880 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	16	16
Additional paid-in capital	1,216,197	1,198,716
Accumulated other comprehensive income (loss)	154	(42)
Accumulated deficit	(844,801)	(772,494)
Total Stem’s stockholders’ equity	371,566	426,196
Non-controlling interests	485	485
Total stockholders’ equity	372,051	426,681
Total liabilities and stockholders’ equity	$1,284,895	$1,356,977
The accompanying notes are an integral part of these condensed consolidated financial statements.

STEM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenue
Services and other revenue	$14,840	$14,673
Hardware revenue	10,629	52,732
Total revenue	25,469	67,405
Cost of Revenue
Cost of services and other revenue	9,984	11,504
Cost of hardware revenue	39,676	54,907
Total cost of revenue	49,660	66,411
Gross (loss) profit	(24,191)	994
Operating expenses:
Sales and marketing	11,126	12,406
Research and development	14,136	13,444
General and administrative	18,560	17,797
Total operating expenses	43,822	43,647
Loss from operations	(68,013)	(42,653)
Other expense, net:
Interest expense, net	(4,707)	(1,777)
Other income (expense), net	566	(439)
Total other expense, net	(4,141)	(2,216)
Loss before (provision for) benefit from income taxes	(72,154)	(44,869)
(Provision for) benefit from income taxes	(153)	91
Net loss	$(72,307)	$(44,778)

Net loss per share attributable to common stockholders, basic and diluted	$(0.46)	$(0.29)

Weighted-average shares used in computing net loss per share to common stockholders, basic and diluted	158,180,137	154,966,163

The accompanying notes are an integral part of these condensed consolidated financial statements.

STEM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Net loss	$(72,307)	$(44,778)
Other comprehensive loss:
Unrealized gain on available-for-sale securities	3	1,543
Foreign currency translation adjustment	193	127
Total other comprehensive loss	$(72,111)	$(43,108)
The accompanying notes are an integral part of these condensed consolidated financial statements.

STEM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 1, 2024	155,932,880	$16	$1,198,716	$(42)	$(772,494)	$485	$426,681
Issuance of common stock upon release of restricted stock units	5,593,902	—	8,114	—	—	—	8,114
Stock-based compensation	—	—	9,367	—	—	—	9,367
Unrealized gain on available-for-sale securities	—	—	—	3	—	—	3
Foreign currency translation adjustments	—	—	—	193	—	—	193
Net loss	—	—	—	—	(72,307)	—	(72,307)
Balance as of March 31, 2024	161,526,782	$16	$1,216,197	$154	$(844,801)	$485	$372,051

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 1, 2023	154,540,197	$15	$1,185,364	$(1,672)	$(632,081)	$541	$552,167
Stock option exercises, net of statutory tax withholdings	65,045	—	149	—	—	—	149
Issuance of common stock upon release of restricted stock units	903,061	1	—	—	—	—	1
Stock-based compensation	—	—	8,108	—	—	—	8,108
Unrealized gain on available-for-sale securities	—	—	—	1,543	—	—	1,543
Foreign currency translation adjustments	—	—	—	127	—	—	127
Redemption of non-controlling interests	—	—	—	—	—	(72)	(72)
Net loss	—	—	—	—	(44,778)	—	(44,778)
Balance as of March 31, 2023	155,508,303	$16	$1,193,621	$(2)	$(676,859)	$469	$517,245

The accompanying notes are an integral part of these condensed consolidated financial statements.

STEM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2024	2023
OPERATING ACTIVITIES
Net loss	$(72,307)	$(44,778)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	10,809	11,107
Non-cash interest expense, including interest expenses associated with debt issuance costs	422	386
Stock-based compensation	8,374	7,202
Non-cash lease expense	777	661
Accretion of asset retirement obligations	59	61
Impairment loss of energy storage systems	—	851
Impairment loss of project assets	345	—
Net (accretion of discount) amortization of premium on investments	(29)	(657)
Income tax benefit from release of valuation allowance	—	(335)
Provision for accounts receivable allowance	(1,004)	522
Net loss on investments	—	1,561
Other	(98)	(117)
Changes in operating assets and liabilities:
Accounts receivable	63,943	(10,067)
Inventory	2,221	(34,857)
Deferred costs with suppliers	430	28,179
Other assets	(1,176)	251
Contract origination costs, net	(356)	(802)
Project assets	(390)	(1,402)
Accounts payable	(16,280)	28,831
Accrued expenses and other liabilities	1,731	(31,746)
Deferred revenue	2,715	9,921
Lease liabilities	(807)	(593)
Net cash used in operating activities	(621)	(35,821)
INVESTING ACTIVITIES
Acquisitions, net of cash acquired	—	(1,847)
Purchase of available-for-sale investments	—	(49,152)
Proceeds from maturities of available-for-sale investments	8,250	50,270
Proceeds from sales of available-for-sale investments	—	73,917
Purchase of energy storage systems	(51)	(1,625)
Capital expenditures on internally-developed software	(3,463)	(3,570)
Purchase of property and equipment	(61)	(162)
Net cash provided by investing activities	4,675	67,831
FINANCING ACTIVITIES
Proceeds from exercise of stock options and warrants	—	149
Proceeds from employee equity transactions to be remitted to tax authorities, net	5,228	—
Repayment of financing obligations	(2,086)	(2,133)
Redemption of investment from non-controlling interests, net	—	(72)
Repayment of notes payable	—	(100)
Net cash provided by (used in) financing activities	3,142	(2,156)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	233	126
Net increase in cash, cash equivalents and restricted cash	7,429	29,980
Cash, cash equivalents and restricted cash, beginning of year	106,475	87,903
Cash, cash equivalents and restricted cash, end of period	$113,904	$117,883
The accompanying notes are an integral part of these condensed consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$1,422	$1,481
NON-CASH INVESTING AND FINANCING ACTIVITIES
Change in asset retirement costs and asset retirement obligation	$38	$99
Purchases of energy storage systems in accounts payable	$251	$88
Right-of-use asset obtained in exchange for lease liability	$—	$2,782
Stock-based compensation capitalized to internal-use software	$992	$906
Stock issued for employee bonuses	$7,523	$—

RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH WITHIN THE CONDENSED CONSOLIDATED BALANCE SHEETS TO THE AMOUNTS SHOWN IN THE STATEMENTS OF CASH FLOWS ABOVE:
Cash and cash equivalents	$112,804	$117,883
Restricted cash included in other noncurrent assets	1,100	—
Total cash, cash equivalents, and restricted cash	$113,904	$117,883
The accompanying notes are an integral part of these condensed consolidated financial statements.

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.BUSINESS
Description of the Business
Stem, Inc. (“Stem,” the “Company,” “we,” “us,” or “our”) is a global leader in artificial intelligence (“AI”)-driven clean energy solutions and services. We maintain one of the world’s largest digitally connected, intelligent, renewable energy networks, providing customers with (i) energy storage hardware, sourced from leading, global battery original equipment manufacturers (“OEMs”), that we deliver through our partners, including developers, distributors and engineering, procurement and construction (“EPC”) firms, (ii) edge hardware to aid in the collection of site data and the real-time operation and control of the site plus other optional equipment, and (iii) an ongoing software platform, Athena®, and services to operate and manage the performance of standalone energy storage, integrated solar plus storage systems, and solar assets. In addition, in all of the markets where we help manage our customers’ clean energy assets, we have agreements to use the Athena platform to participate in such markets and to share the revenue from such market participation.
We deliver our battery hardware and software-enabled services to customers through our Athena platform. The Company’s hardware and recurring software-enabled services mitigate customer energy costs through services such as time-of-use and demand charge management optimization and by aggregating the dispatch of energy through a network of virtual power plants. The network created by the Company’s growing customer base increases grid resilience and reliability through the real-time processing of market-based demand signals, energy prices, and other factors in connection with the deployment of renewable energy resources to such customers. Additionally, the Company’s clean energy solutions are designed to support renewable energy generation by helping to alleviate grid intermittency issues, thereby reducing customer dependence on traditional, fossil fuel resources.
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

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Liquidity
As of March 31, 2024, we had cash and cash equivalents of $112.8 million, an accumulated deficit of $844.8 million, net accounts receivable of $239.9 million, and working capital, which we define as current assets less current liabilities, of $168.9 million. During the three months ended March 31, 2024, we incurred a net loss of $72.3 million and had negative cash flows from operating activities of $0.6 million. As of March 31, 2024, our principal sources of liquidity were cash and cash equivalents totaling $112.8 million, which were held for working capital purposes and for investment growth opportunities. As of March 31, 2024, we believe that our cash position, as well as expected collections from accounts receivable, is sufficient to meet capital and liquidity requirements for at least the next 12 months from the date of this Quarterly Report on Form 10-Q.
Our business prospects are subject to risks, expenses, and uncertainties frequently encountered by companies in the early stages of commercial operations. The attainment of profitable operations is dependent upon future events, including securing new customers and maintaining current ones, securing and maintaining adequate supplier relationships, building our customer base, successfully executing our business and marketing strategy, obtaining adequate financing to complete our development activities, and hiring and retaining appropriate personnel. Failure to generate sufficient revenues, achieve planned gross margins and operating profitability, control operating costs, or secure additional funding may require us to modify, delay or abandon some of our planned future expansion or development, or to otherwise enact operating cost reductions available to management, which could have a material adverse effect on our business, operating results and financial condition.
Supply Chain Constraints and Risk
We have in the past faced shortages and shipping delays affecting the supply of inverters, enclosures, battery modules and associated component parts for inverters and battery energy storage systems available for purchase. These shortages and delays were due in part to the evolving macroeconomic, geopolitical and business environment, including the effects of global inflationary pressures and interest rates, general economic slowdown or a recession, changes in monetary policy, instability in financial institutions, potential import tariffs, geopolitical pressures, including the armed conflicts between Russia and Ukraine and in the Gaza Strip and nearby areas, as well as tensions between China and the United States and unknown effects of current and future trade regulations. We cannot predict the full effects the macroeconomic, geopolitical and business environment will have on our business, cash flows, liquidity, financial condition and results of operations.
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X, assuming the Company will continue as a going concern. Accordingly, the consolidated balance sheet at December 31, 2023 has been derived from the audited financial statements at that date, but certain notes or other information that are normally required by GAAP have been omitted if they substantially duplicate the disclosures contained in the Company’s annual audited consolidated financial statements. In the opinion of the Company’s management, all normal and recurring adjustments considered necessary for a fair statement of the results for the interim period presented have been included in the accompanying unaudited condensed consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2023. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or for any other future interim period or year.
Principles of Consolidation
The unaudited condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and consolidated variable interest entities (“VIEs”). The Company presents non-controlling interests within the equity section of its condensed consolidated balance sheets, and the amount of consolidated net loss that is attributable to the Company and the non-controlling interest in its condensed consolidated statements of operations. All intercompany balances and transactions have been eliminated in consolidation.

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
The following table summarizes the carrying values of the assets and liabilities of the DevCo JVs that are consolidated by the Company as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$791	$2,191
Other current assets	22	30
Other noncurrent assets	8,469	8,424
Total assets	9,282	10,645
Liabilities
Accounts payable	2,107	1,405
Other current liabilities	197	1,892
Total liabilities	$2,304	$3,297
The Company did not make any material capital investment contributions during the three months ended March 31, 2024. For the three months ended March 31, 2023, the Company contributed approximately $0.1 million in capital investments for hardware purchases. The net income from the DevCo JVs was immaterial during both the three months ended March 31, 2024 and March 31, 2023.
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
Significant estimates and assumptions reflected in these unaudited condensed consolidated financial statements include, but are not limited to, depreciable life of energy storage systems; estimates of transaction price with variable consideration; the amortization of acquired intangibles; the amortization of financing obligations; deferred commissions and contract fulfillment costs; the valuation of energy storage systems, finite-lived intangible assets, internally developed software, and asset retirement

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
obligations; and the fair value of equity instruments, equity-based instruments, derivative liability, accruals related to sales tax liabilities and the fair value of assets acquired and liabilities assumed in a business combination.
Segment Information
Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is the CODM. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, management has determined that the Company operates as one operating segment that is focused exclusively on innovative technology services that transform the way energy is distributed and consumed. Net assets outside of the U.S. were less than 10% of total net assets as of March 31, 2024 and December 31, 2023.
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
At times, the Company may be subject to a concentration of credit risk in relation to certain customers due to the purchase of large energy storage systems made by such customers. The Company routinely assesses the creditworthiness of its customers. The Company has not experienced material losses related to receivables from individual customers, or groups of customers during the three months ended March 31, 2024 and 2023. The Company does not require collateral. Due to these factors, no additional credit risk beyond amounts provided for credit losses is believed by management to be probable in the Company’s accounts receivable.
Significant Customers
A significant customer represents 10% or more of the Company’s total revenue or accounts receivable, net balance at each reporting date. For each significant customer, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable are as follows:

	Accounts Receivable		Revenue
	March 31,	December 31,	Three Months Ended March 31,
	2024	2023	2024	2023
Customers:
Customer A	50%	41%	24%	*
Customer B	17%	28%	*	61%
Customer C	*	*	22%	*
Customer D	*	*	22%	*
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
Financial assets and liabilities held by the Company measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 include cash and cash equivalents, short-term investments, derivative liability, and convertible notes.
3.REVENUE
Disaggregation of Revenue
The following table provides information on the disaggregation of revenue as recorded in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2024	2023
Hardware revenue	$10,629	$52,732
Services and other revenue	14,840	14,673
Total revenue	$25,469	$67,405
The following table summarizes reportable revenue by geographic regions determined based on the location of the customers (in thousands):

	Three Months Ended March 31,
	2024	2023
United States	$24,294	$65,330
Rest of the world	1,175	2,075
Total revenue	$25,469	$67,405

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Remaining Performance Obligations
Remaining performance obligations represent contracted revenue that has not been recognized, which include contract liabilities (deferred revenue) and amounts that will be billed and recognized as revenue in future periods. As of March 31, 2024 and March 31, 2023, the Company had $440.6 million and $541.1 million of remaining performance obligations, respectively, and the approximate percentages expected to be recognized as revenue in the future are as follows (in thousands, except percentages):

	March 31, 2024
	Total Remaining Performance Obligations	Percent Expected to be Recognized as Revenue
		Less Than One Year	Two to Five Years	Greater Than Five Years
Services and other revenue	$344,555	15%	47%	38%
Hardware revenue	96,013	96%	4%	—%
Total revenue	$440,568

	March 31, 2023
	Total Remaining Performance Obligations	Percent Expected to be Recognized as Revenue
		Less Than One Year	Two to Five Years	Greater Than Five Years
Services and other revenue	$327,149	14%	48%	38%
Hardware revenue	213,993	100%	—%	—%
Total revenue	$541,142
Contract Balances
Deferred revenue primarily includes cash received in advance of revenue recognition related to energy optimization services and incentives. The following table presents the changes in the deferred revenue balance during the three months ended March 31, 2024 and March 31, 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Beginning balance	$142,647	$138,074
Upfront payments received from customers	17,373	30,700
Upfront or annual incentive payments received	497	1,275
Revenue recognized related to amounts that were included in beginning balance of deferred revenue	(10,074)	(8,463)
Revenue recognized related to deferred revenue generated during the period	(5,081)	(13,591)
Ending balance	$145,362	$147,995
Parent Company Guarantees
Prior to July 2023, the Company agreed in certain customer contracts to provide a guarantee that the value of purchased hardware will not decline for a certain period of time. Under this guarantee, if these customers were unable to install or designate the hardware to a specified project within such period of time, the Company would be required to assist the customer in re-marketing the hardware for resale by the customer. If a resale does not occur, the hardware will be appraised utilizing a third party. The guarantee provided that, in such cases, if the customer resold the hardware for less than the amount initially sold to the customer or the appraisal value is less than the hardware purchase price, the Company would be required to compensate the customer for any shortfall in fair value for the hardware from the initial contract price. The Company accounts for such contractual terms and guarantees as variable consideration at each measurement date. The Company updates its estimate of variable consideration each quarter, including changes in estimates related to such guarantees, for facts or circumstances that have changed from the time of the initial estimate. As a result, the Company recorded a net revenue reduction of $33.1 million in hardware revenue during the three months ended March 31, 2024. The overall reduction in revenue was related to deliveries that occurred prior to the current fiscal year. The remaining net book value of the billed and unbilled receivable as of March 31, 2024 is $108.1 million which could be subject to further adjustments under the guarantee.

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
4.SHORT-TERM INVESTMENTS
The Company did not have short-term investments as of March 31, 2024. The following tables summarize the estimated fair value of the Company’s short-term investments and the gross unrealized holding gains and losses as of December 31, 2023 (in thousands).

	As of December 31, 2023
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Commercial paper	$1,978	$—	$—	$1,978
U.S. government bonds	2,744	—	(3)	2,741
Agency bonds	3,503	—	(3)	3,500
Total short-term investments	$8,225	$—	$(6)	$8,219

The Company periodically reviews the individual securities that have unrealized losses on a regular basis to evaluate whether or not any security has experienced, or is expected to experience, credit losses resulting in the decline in fair value. The Company evaluates, among other factors, whether the Company intends to sell any of these short-term investments and whether it is more likely than not that the Company will be required to sell any of them before recovery of the amortized cost basis. During the three months ended March 31, 2024, the Company did not record an allowance for credit losses.
5.FAIR VALUE MEASUREMENTS
Fair value accounting is applied for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. On March 31, 2024 and December 31, 2023, the carrying amount of accounts receivable, other current assets, accounts payable, and accrued and other current liabilities approximated their estimated fair value due to their relatively short maturities.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table provides the financial instruments measured at fair value (in thousands):

	March 31, 2024
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market fund	$60,378	$—	$—	$60,378
Total financial assets	$60,378	$—	$—	$60,378

Liabilities:
Derivative liability	$—	$—	$7,731	$7,731

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	December 31, 2023
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market fund	$47,297	$—	$—	$47,297
Commercial paper	—	3,971	—	3,971
Debt securities:
Commercial paper	—	1,978	—	1,978
U.S. government bonds	—	2,741	—	2,741
Other	—	3,500	—	3,500
Total financial assets	$47,297	$12,190	$—	$59,487

Liabilities:
Derivative liability	$—	$—	$7,731	$7,731
The Company’s money market funds are classified as Level 1 because they are valued using quoted market prices. The Company’s short-term investments consist of available-for-sale securities and are classified as Level 2 because their value is based on valuations using significant inputs derived from or corroborated by observable market data. The Company’s other current liabilities includes a derivative liability that is attributable to a derivative feature within a revenue contract, whereby final settlement is indexed to the price per ton of lithium carbonate. The balance was valued using a third party forecast for lithium carbonate. As the derivative instrument is not traded on an exchange they are classified within Level 3 of the fair value hierarchy.
Fair Value of Convertible Promissory Notes
The convertible notes are recorded at face value less unamortized debt issuance costs (see Note 8 — Convertible Notes for additional details) on the condensed consolidated balance sheets as of March 31, 2024. As of March 31, 2024 and December 31, 2023, the estimated fair value of the 2028 Convertible Notes was $144.1 million and $149.1 million, respectively, based on Level 2 quoted bid prices of the convertible notes in an over-the-counter market on the last trading date of the reporting period. As of March 31, 2024 and December 31, 2023, the estimated fair value of the 2030 Convertible Notes was $125.7 million and $175.8 million, respectively, based on Level 2 quoted bid prices of the convertible notes in an over-the-counter market on the last trading date of the reporting period.
6.GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
Goodwill consists of the following (in thousands):

	March 31,	December 31,
	2024	2023
Goodwill	$547,158	$547,158
Effect of foreign currency translation	11	47
Total goodwill	$547,169	$547,205

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Intangible Assets, Net
Intangible assets, net, consists of the following (in thousands):

	March 31,	December 31,
	2024	2023
Developed technology	$32,618	$32,618
Trade name	11,300	11,300
Customer relationships	106,800	106,800
Internally developed software	71,738	67,282
Intangible assets	222,456	218,000
Less: Accumulated amortization	(67,451)	(60,868)
Add: Currency translation adjustment	3	14
Total intangible assets, net	$155,008	$157,146
Amortization expense for intangible assets was $6.6 million and $6.5 million for the three months ended March 31, 2024 and 2023, respectively.
7.ENERGY STORAGE SYSTEMS, NET
Energy Storage Systems, Net
Energy storage systems, net, consists of the following (in thousands):

	March 31,	December 31,
	2024	2023
Energy storage systems placed into service	$139,083	$141,181
Less: accumulated depreciation	(71,800)	(70,918)
Energy storage systems not yet placed into service	3,951	4,155
Total energy storage systems, net	$71,234	$74,418
Depreciation expense for energy storage systems was approximately $3.0 million and $3.6 million for the three months ended March 31, 2024 and 2023, respectively. Depreciation expense is recognized in cost of services and other revenue.
Impairment expense for energy storage systems was approximately $0.9 million for the three months ended March 31, 2023. The Company did not recognize impairment expense for the three months ended March 31, 2024. Impairment expense is recognized in cost of services and other revenue.
8.CONVERTIBLE NOTES
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

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
The Company’s net proceeds from this offering were approximately $445.7 million, after deducting the 2021 Initial Purchasers’ discounts and debt issuance costs. To minimize the effect of potential dilution to the Company’s common stockholders upon conversion of the 2028 Convertible Notes, the Company entered into separate capped call transactions (the “2028 Capped Calls”) as described below. In connection with the issuance of the 2030 Convertible Notes during the second quarter of 2023, the Company used approximately $99.8 million of the net proceeds to purchase and surrender for cancellation approximately $163.0 million aggregate principal amount of the Company’s 2028 Convertible Notes, which resulted in a $59.4 million gain on debt extinguishment. See 2030 Convertible Notes below for further details of the 2030 Convertible Notes.
Upon adoption of ASU 2020-06, the Company allocated all of the debt discount to long-term debt. The debt discount is amortized to interest expense using the effective interest method, computed to be 0.9%, over the life of the 2028 Convertible Notes or approximately its seven-year term. The outstanding 2028 Convertible Notes balances as of March 31, 2024 and December 31, 2023 are summarized in the following table (in thousands):

	March 31, 2024	December 31, 2023
Long Term Debt
Outstanding principal	$297,024	$297,024
Unamortized 2021 Initial Purchasers’ debt discount and debt issuance cost	(6,177)	(6,501)
Net carrying amount	$290,847	$290,523
The following table presents total interest expense recognized related to the 2028 Convertible Notes during the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash interest expense
Contractual interest expense	$371	$575
Non-cash interest expense
Amortization of debt discount and debt issuance cost	324	499
Total interest expense	$695	$1,074
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
The 2028 Capped Calls are considered separate transactions entered into by and between the Company and the 2028 Capped Calls counterparties, and are not part of the terms of the 2028 Convertible Notes. The Company recorded a reduction to additional paid-in capital of $66.7 million during the year ended December 31, 2021 related to the premium payments for the 2028 Capped Calls. These instruments meet the conditions outlined in Financial Accounting Standards Board (“FASB”) ASU 2022-01 Topic 815, Derivatives and Hedging (“ASC 815”) to be classified in stockholders’ equity and are not subsequently remeasured as long as the conditions for equity classification continue to be met.

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
The outstanding 2030 Convertible Notes balances as of March 31, 2024 and December 31, 2023 are summarized in the following table (in thousands):

	March 31, 2024	December 31, 2023
Long Term Debt
Outstanding principal	$240,000	$240,000
Unamortized 2023 Initial Purchasers’ debt discount and debt issuance cost	(6,647)	(6,890)
Net carrying amount	$233,353	$233,110

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The debt discount and debt issuance costs are amortized to interest expense using the effective interest method, computed to be 4.70%, over the life of the 2030 Convertible Notes or its approximately seven-year term.
The following table presents total interest expense recognized related to the 2030 Convertible Notes during the three months ended March 31, 2024 (in thousands):

Three Months Ended March 31, 2024
Cash interest expense
Contractual interest expense	$2,550
Non-cash interest expense
Amortization of debt discount and debt issuance cost	243
Total interest expense	$2,793
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
9.STOCK-BASED COMPENSATION
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

Stock Options
The following table summarizes the stock option activity for the period ended March 31, 2024:

	Number of Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Balances as of December 31, 2023	9,011,616	$6.99	6.0	$8,686
Options granted	687,483	3.37
Options forfeited and expired	(26,465)	30.26
Balances as of March 31, 2024	9,672,634	$6.67	6.0	$1,822
Options vested and exercisable — March 31, 2024	7,066,446	$5.31	5.1	$1,821
As of March 31, 2024, the Company had approximately $14.2 million of remaining unrecognized stock-based compensation expense for stock options, which is expected to be recognized over a weighted average period of 1.4 years.

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Restricted Stock Units
The following table summarizes the RSU activity for the period ended March 31, 2024:

	Number of RSUs Outstanding (1)	Weighted-Average Grant Date Fair Value Per Share
Balances as of December 31, 2023	11,159,272	$10.31
RSUs granted	3,378,189	2.76
RSUs vested	(5,593,662)	4.32
RSUs forfeited	(450,663)	6.53
Balances as of March 31, 2024	8,493,136	$11.30
(1) Includes certain restricted stock units with service and market-based vesting criteria.

As of March 31, 2024, the Company had approximately $60.4 million of remaining unrecognized stock-based compensation expense for RSUs, which is expected to be recognized over a weighted average period of 1.8 years.
Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense recorded in each component of operating expenses in the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2024	2023
Sales and marketing	$1,114	$945
Research and development	1,531	1,718
General and administrative	5,729	4,539
Total stock-based compensation expense	$8,374	$7,202
Stock-based compensation expense associated with research and development of $1.0 million and $0.9 million were capitalized as internal-use software during the three months ended March 31, 2024 and 2023, respectively.
10.NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss attributable to common stockholders	$(72,307)	$(44,778)

Denominator:
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	158,180,137	154,966,163

Net loss per share attributable to common stockholders, basic and diluted	$(0.46)	$(0.29)

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table shows total outstanding potentially dilutive shares excluded from the computation of diluted net loss per share attributable to common stockholders as their effect would have been anti-dilutive, as of March 31, 2024 and 2023:

	March 31, 2024	March 31, 2023
Outstanding 2028 Convertible Notes (if converted)	10,157,181	15,730,390
Outstanding 2030 Convertible Notes (if converted)	33,673,584	—
Outstanding stock options	9,672,634	9,314,976
Outstanding warrants	2,533	2,533
Outstanding RSUs	8,493,136	7,204,114
Total	61,999,068	32,252,013
11.INCOME TAXES
The following table reflects the Company’s (provision for) benefit from income taxes and the effective tax rates for the periods presented below (in thousands, except effective tax rate):

	Three Months Ended March 31,
	2024	2023
Loss before (provision for) benefit from income taxes	$(72,154)	$(44,869)
(Provision for) benefit from income taxes	$(153)	$91
Effective tax rate	(0.2)%	0.2%
For the three months ended March 31, 2024, the Company recognized a provision for income taxes of $0.2 million, representing an effective tax rate of (0.2)%, which was lower than the statutory federal tax rate because the Company maintains a valuation allowance on its U.S. deferred tax assets. For the three months ended March 31, 2023, the Company recognized a benefit from income taxes of $0.1 million, representing an effective tax rate of 0.2%, which was lower than the statutory federal tax rate due to a $0.3 million tax benefit from an acquisition for a partial valuation allowance release on U.S. deferred tax assets due to the deferred tax liability established in purchase accounting on acquired intangibles during the three months ended March 31, 2023.
12.COMMITMENTS AND CONTINGENCIES
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
Non-cancelable Purchase Obligations
During the three months ended March 31, 2024, there have been no material changes to our non-cancelable purchase obligations from those disclosed in Note 20. “Commitments and Contingencies” in the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 29, 2024.
Non-Income Related Taxes
The Company is finalizing its sales tax liability analysis for states in which it may be determined to have economic nexus. During the third quarter of 2023, the Company determined it was probable that the Company would be subject to sales tax liabilities plus applicable interest in certain states and estimated the probable tax liability to be $5.6 million, and accordingly, the Company accrued this amount as of March 31, 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q, as well as other statements we make, contains “forward-looking statements” within the meaning of the federal securities laws, which include any statements that are not historical facts. Such statements often contain words such as “expect,” “may,” “can,” “believe,” “predict,” “plan,” “potential,” “projected,” “projections,” “forecast,” “estimate,” “intend,” “anticipate,” “ambition,” “goal,” “target,” “think,” “should,” “could,” “would,” “will,” “hope,” “see,” “likely,” and other similar words.
Forward-looking statements address matters that are, to varying degrees, uncertain, such as statements about financial and performance targets and other forecasts or expectations regarding, or dependent on, our business outlook; our expectations regarding future estimates of variable consideration in connection with guarantees in certain customer contracts, and the resulting effects on revenue; our ability to secure sufficient and timely inventory from suppliers; our ability to meet contracted customer demand; our ability to manage manufacturing or delivery delays; our ability to manage our supply chain and distribution channels; our joint ventures, partnerships and other alliances; forecasts or expectations regarding energy transition and global climate change; reduction of greenhouse gas (“GHG”) emissions; the integration and optimization of energy resources; our business strategies and those of our customers; our ability to retain or upgrade current customers, further penetrate existing markets or expand into new markets; the effects of natural disasters and other events beyond our control; the direct or indirect effects on our business of macroeconomic factors and geopolitical instability, such as the armed conflicts between Russia and Ukraine and in the Gaza Strip and nearby areas; the expected benefits of the Inflation Reduction Act of 2022 on our business; and our future results of operations, including revenue and adjusted EBITDA.
Forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements, including but not limited to our inability to secure sufficient and timely inventory from our suppliers, as well as contracted quantities of equipment; our inability to meet contracted customer demand; supply chain interruptions and manufacturing or delivery delays; disruptions in sales, production, service or other business activities; general macroeconomic and business conditions in key regions of the world, including inflationary pressures, general economic slowdown or a recession, rising interest rates, changes in monetary policy, and instability in financial institutions; the direct and indirect effects of widespread health emergencies on our workforce, operations, financial results and cash flows; geopolitical instability, such as the armed conflicts between Russia and Ukraine and in the Gaza Strip and nearby areas; the results of operations and financial condition of our customers and suppliers; pricing pressures; severe weather and seasonal factors; our inability to continue to grow and manage our growth effectively; our inability to attract and retain qualified employees and key personnel; our inability to comply with, and the effect on our business of, evolving legal standards and regulations, including those concerning data protection, consumer privacy, sustainability, and evolving labor standards; risks relating to the development and performance of our energy storage systems and software-enabled services; our inability to retain or upgrade current customers, further penetrate existing markets or expand into new markets; the risk that our business, financial condition and results of operations may be adversely affected by other political, economic, business and competitive factors; and other risks and uncertainties discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and in our other filings with the SEC. If one or more of these or other risks or uncertainties materialize (or the consequences of any such development changes), or should our underlying assumptions prove incorrect, our actual results or outcomes, or the timing of these results or outcomes, may vary materially from those reflected in our forward-looking statements. Forward-looking statements and other statements in this Report regarding our environmental, social, and other sustainability plans and goals are not an indication that these statements are necessarily material to investors or required to be disclosed in our filings with the SEC. In addition, historical, current, and forward-looking environmental, social, and sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. Forward-looking statements in this Report are made as of the date of this Report, and we do not assume any obligation to update any forward-looking statements after the date of this Report, except as required by law.
You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q. This discussion and analysis should also be read together with our audited consolidated financial statements and related notes, as well as the section entitled “Management’s Discussion and Analysis of Financial Condition and Results or Operations” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. You should carefully read the sections entitled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” herein to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.

Overview
Our mission is to maximize the economic, environmental, and resiliency value of renewable energy assets through our leading artificial intelligence (“AI”) platform. In order to fulfill our mission, we provide our customers, which include energy traders, asset owners, independent power producers, community choice aggregators, offtakers, renewable project developers, EPCs, O&M providers, electric cooperatives, utilities, load-serving entities, and grid operators, with (i) energy storage hardware, sourced from leading, global battery OEMs, that we deliver through our partners, including developers, distributors and EPC firms, (ii) edge hardware to aid in the collection of site data and the real-time operation and control of the site plus other optional equipment, and (iii) an ongoing software platform, Athena®, and services to operate and manage the performance of standalone energy storage, integrated solar plus storage systems, and solar assets. In addition, in all of the markets where we help manage our customers’ clean energy assets, we have agreements to use the Athena platform to participate in such markets and to share the revenue from such market participation.
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
Since our inception in 2009, we have engaged in developing and marketing software-enabled services, raising capital, and recruiting personnel. We have incurred net operating losses and negative cash flows from operations each year since our inception. We have financed our operations primarily through cash flows from customers, proceeds from the Merger, convertible senior notes, and issuance of convertible preferred stock.
Our total revenue decreased from $67.4 million for the three months ended March 31, 2023 to $25.5 million for the three months ended March 31, 2024. For the three months ended March 31, 2024 and 2023, we incurred net losses of $72.3 million and $44.8 million, respectively. As of March 31, 2024, we had an accumulated deficit of $844.8 million.
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
DevCo Joint Ventures
We, through an indirect wholly-owned development subsidiary, have entered into strategic joint ventures with qualified third parties to develop select energy storage generation projects (“DevCo Projects”), as more fully described above under Note 1 — Business, of the Notes to the unaudited condensed consolidated financial statements in this report. These projects require significant upfront investment by us and involve a high degree of risk. These projects require significant upfront investment by us and involve a high degree of risk. If a DevCo Project fails to reach completion or is significantly delayed, we could lose all or a portion of our development capital investment. See “We Face Risks Related to our DevCo Business Model” in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 for additional information about certain risks related to these DevCo Projects.
Parent Company Guarantees
Prior to July 2023, we agreed in certain customer contracts, to provide a guarantee that the value of purchased hardware will not decline for a certain period of time, as more fully described above under Note 3 — Revenue, of the Notes to the unaudited condensed consolidated financial statements in this report. We account for such contractual terms and guarantees as variable consideration at each measurement date. We update our estimates of variable consideration each quarter, including changes in estimates related to such guarantees, for facts or circumstances that have changed from the time of the initial estimate. As a result, the Company recorded a net revenue reduction of $33.1 million in hardware revenue during the three months ended March 31, 2024. The overall reduction in revenue was related to deliveries that occurred prior to the current fiscal year.
Because we have not included these parent company guarantees in our contracts since July 2023, and because we do not intend to provide guarantees in customer contracts going forward, we believe that excluding the effect of the $33.1 million net reduction in revenue from adjusted EBITDA and non-GAAP gross profit enhances the comparability to these metrics in prior periods.
We do not intend to provide such parent company guarantees in customer contracts going forward. Depending on various market conditions in the future that we cannot currently predict, we may experience future revenue reductions as a result of outstanding guarantees, one or more of which may be material.
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
Non-GAAP Gross Profit and Margin
We define non-GAAP gross profit as gross profit excluding amortization of capitalized software, impairments related to decommissioning of end-of-life systems, excess supplier costs, reduction in revenue, and revenue constraints. We define non-GAAP gross margin as non-GAAP gross profit as a percentage of revenue.
We generally record the full purchase order value as revenue at the time of hardware delivery; however, for certain non-cancelable purchase orders entered into during the first quarter of 2023, the final settlement amount payable to us is variable and indexed to the price per ton of lithium carbonate in the first quarter of 2024 such that we may increase or decrease the final prices in such purchase orders based on the price per ton of lithium carbonate at final settlement. Lithium carbonate is a key raw material used in the production of hardware systems that we ultimately sell to our customers. The total dollar amount of such purchase orders for the indexed contracts was approximately $52.0 million. However, due to the pricing structure in such purchase orders, we recorded revenue in the first quarter of 2023 of approximately $42.0 million, net of a $10.2 million revenue constraint, using a third party forecast of the lithium carbonate trading value in the first quarter of 2024. Because we had not previously used indexed pricing in our customer contracts or purchase orders and had not previously constrained revenue related to forecasted inputs of our hardware systems, we believe that including the $10.2 million revenue constraint from the first quarter of 2023 into non-GAAP gross profit enhances the comparability to our non-GAAP gross profit in prior periods. We are expected to receive, pursuant to such purchase orders, final consideration of at least approximately $34.0 million. We recorded the full cost of hardware revenue for these indexed contracts in the first quarter of 2023.
In the first quarter of 2024, we incurred costs of $1.0 million above initially agreed prices on the acquisition of certain hardware systems from one of our suppliers, which resulted from production delays by such supplier. Because we had not previously incurred costs above initially agreed prices with a hardware supplier, we excluded this item from adjusted EBITDA and non-GAAP gross profit to better facilitate comparisons of our underlying operating performance across periods.

The following table provides a reconciliation of gross profit and margin (GAAP) to non-GAAP gross profit and margin (in millions, except for percentages):

	Three Months Ended March 31,
	2024	2023
Revenue	$25.5	$67.4
Cost of revenue	(49.7)	(66.4)
GAAP gross (loss) profit	(24.2)	1.0
GAAP gross margin (%)	(95)%	1%

Non-GAAP Gross Profit
GAAP Revenue	$25.5	$67.4
Add: Revenue constraint (1)	—	10.2
Add: Revenue reduction, net (2)	33.1	—
Subtotal	58.6	77.6
Less: Cost of revenue	(49.7)	(66.4)
Add: Amortization of capitalized software & developed technology	3.9	3.0
Add: Impairments	—	0.9
Add: Excess supplier costs (3)	1.0	—
Non-GAAP gross profit	$13.8	$15.1
Non-GAAP gross margin (%)	24%	19%
(1) Refer to the discussion of revenue constraint in “— Non-GAAP Gross Profit and Margin” above.
(2) Refer to the discussion of reduction in revenue in “— Parent Company Guarantees” above.
(3) Refer to the discussion of excess supplier costs in “— Non-GAAP Gross Profit and Margin” above.

Adjusted EBITDA
As discussed above, we believe that adjusted EBITDA is useful for investors to use in comparing our financial performance with the performance of other companies. Nonetheless, the expenses and other items that we exclude in our calculation of adjusted EBITDA may differ from the expenses and other items, if any, that other companies may exclude when calculating adjusted EBITDA.
We calculate adjusted EBITDA as net loss attributable to us before depreciation and amortization, including amortization of internally developed software, net interest expense, further adjusted to exclude stock-based compensation and other income and expense items, including revenue constraint, reduction in revenue, excess supplier costs, restructuring costs and income tax provision or benefit.
The following table provides a reconciliation of adjusted EBITDA to net loss (in thousands):

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net loss	$(72,307)	$(44,778)
Adjusted to exclude the following:
Depreciation and amortization (1)	11,154	11,958
Interest expense, net	4,707	1,777
Stock-based compensation	8,374	7,202
Revenue constraint (2)	—	10,200
Revenue reduction, net (3)	33,128	—
Excess supplier costs (4)	1,012	—
Provision for (benefit from) income taxes	153	(91)
Other expenses (5)	1,540	—
Adjusted EBITDA	$(12,239)	$(13,732)
(1) Depreciation and amortization includes depreciation and amortization expense, impairment loss of energy storage systems, and impairment loss of project assets.
(2) Refer to the discussion of revenue constraint in “— Non-GAAP Gross Profit and Margin” above.
(3) Refer to the discussion of reduction in revenue in “— Parent Company Guarantees” above.
(4) Refer to the discussion of excess supplier costs in “— Non-GAAP Gross Profit and Margin” above.
(5) Adjusted EBITDA for the three months ended March 31, 2024 reflects the exclusion of other expenses of $1.5 million. For the three months ended March 31, 2024, other expenses are comprised of $0.4 million of other non-recurring expenses, and $1.1 million for expenses related to restructuring costs to pursue greater efficiency and to realign our business and strategic priorities. Restructuring expenses consisted of employee severance and other exit costs.

Financial Results and Key Metrics
The following table presents our financial results and our key metrics (in millions, except for percentages and unless otherwise noted):

	Three Months Ended March 31,
	2024	2023
Key Financial Metrics
Revenue	$25.5	$67.4
GAAP gross (loss) profit	$(24.2)	$1.0
GAAP gross margin (%)	(95)%	1%
Non-GAAP gross profit	$13.8	$15.1
Non-GAAP gross margin (%)	24%	19%
Net loss	$(72.3)	$(44.8)
Adjusted EBITDA	$(12.2)	$(13.7)

Key Operating Metrics
Bookings (1)	$23.8	$363.5
Contracted backlog* (2)	$1,639.6	$1,242.6
Contracted storage AUM (in GWh)*	5.8	3.5
Solar monitoring AUM (in GW)* (3)	26.9	25.6
CARR* (4)	$89.3	$71.5
* at period end
(1) As described below.
(2) Total value of bookings in dollars, as reflected on a specific date. Backlog increases as new contracts are executed (bookings) and decreases as integrated storage systems are delivered and recognized as revenue.

(3) Total GW of systems in operation or under contract.
(4) Contracted Annual Recurring Revenue (“CARR”): Annual run rate for all executed software services contracts including contracts signed in the period for systems that are not yet commissioned or operating.

Bookings
Due to the long-term nature of our contracts, bookings are a key metric that allows us to understand and evaluate the growth of our Company and our estimated future revenue related to customer contracts for our energy optimization services and transfer of energy storage systems. Bookings represent the accumulated value at a point in time of contracts that have been executed under both our host customer and partnership sales models.

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

The accounting policy and timing of revenue recognition for host customer contracts and partnership arrangements that qualify as contracts with customers under ASC 606, are described within Note 2 — Summary of Significant Accounting Policies, in the accompanying notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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
We generate hardware revenue through partnership arrangements consisting of sales of energy storage system to solar plus storage project developers. Performance obligations are satisfied when the energy storage system along with all ancillary hardware components are delivered. The milestone payments received before the delivery of hardware are treated as deferred revenue. In certain customer contracts, we agreed to provide a guarantee that the value of purchased hardware will not decline for a certain period of time, as more fully described below under Note 3 — Revenue, of the Notes to the unaudited condensed consolidated financial statements in this Report.
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
Gross (Loss) Profit
Our gross (loss) profit fluctuates significantly from quarter to quarter. Gross (loss) profit, calculated as revenue less costs of revenue, has been, and will continue to be, affected by various factors, including fluctuations in the amount and mix of revenue and the amount and timing of investments to expand our customer base. Over the long term, we hope to increase both our gross profit in absolute dollars and gross margin as a percentage of revenue through enhanced operational efficiency and economies of scale.
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
Other Income (Expense), Net
Other income (expense), net consists primarily of income from equity investments and foreign exchange gains or losses.

Results of Operations for the Three Months Ended March 31, 2024 and 2023

	Three Months Ended March 31,		$ Change	% Change
	2024	2023
	(in thousands, except percentages)
Revenue
Services and other revenue	$14,840	$14,673	$167	1%
Hardware revenue	10,629	52,732	(42,103)	(80)%
Total revenue	25,469	67,405	(41,936)	(62)%
Cost of revenue
Cost of services and other revenue	9,984	11,504	(1,520)	(13)%
Cost of hardware revenue	39,676	54,907	(15,231)	(28)%
Total cost of revenue	49,660	66,411	(16,751)	(25)%
Gross (loss) profit	(24,191)	994	(25,185)	(2,534)%
Operating expenses:
Sales and marketing	11,126	12,406	(1,280)	(10)%
Research and development	14,136	13,444	692	5%
General and administrative	18,560	17,797	763	4%
Total operating expenses	43,822	43,647	175	—%
Loss from operations	(68,013)	(42,653)	(25,360)	59%
Other expense, net:
Interest expense, net	(4,707)	(1,777)	(2,930)	165%
Other income (expense), net	566	(439)	1,005	(229)%
Total other expense, net	(4,141)	(2,216)	(1,925)	87%
Loss before (provision for) benefit from income taxes	(72,154)	(44,869)	(27,285)	61%
(Provision for) benefit from income taxes	(153)	91	(244)	(268)%
Net loss	$(72,307)	$(44,778)	$(27,529)	61%
*Percentage is not meaningful
Revenue
Revenue decreased by $41.9 million, or 62%, for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The decrease was driven by a $42.1 million decrease in hardware revenue primarily due to variable consideration adjustments of $33.1 million related to parent company guarantees as discussed in Note 3 — Revenue, and $9.0 million as a result of fewer hardware deliveries. Services and other revenue increased by $0.2 million primarily due to an increase in solar subscription services revenue from existing and new customers.
Cost of Revenue
Cost of revenue decreased by $16.8 million, or 25%, for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The decrease was primarily driven by a decrease in cost of hardware revenue of $15.2 million due to a reduction in cost of materials as a result of improved lithium prices. Cost of services and other revenue also decreased by $1.5 million primarily due to providing services at reduced costs.
Operating Expenses
Sales and Marketing
Sales and marketing expense decreased by $1.3 million, or 10%, for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The decrease was due to a decrease of $1.3 million in professional services and office-related expenses.

Research and Development
Research and development expense increased by $0.7 million, or 5%, for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The increase was due to an increase of $0.7 million in personnel related expenses.
General and Administrative
General and administrative expense increased by $0.8 million, or 4%, for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The increase was primarily driven by an increase of $1.7 million in personnel related expenses, and an increase of $0.5 million in professional services and other expenses, partially offset by a decrease of $1.4 million in additional office-related expenses.
Other Expense, Net
Interest Expense, Net
Interest expense, net increased by $2.9 million, or 165%, for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The increase was primarily driven by an increase of $2.4 million in interest on our convertible notes, and the accretion of the discount on short-term investments of $0.7 million, partially offset by a decrease of $0.2 million in interest on financing obligations.
Other Income (Expense), Net
Other income (expense), net increased by $1.0 million, or 229%, for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023 primarily due to the prior year’s realized loss of $1.5 million on short-term investments, partially offset by a $0.2 million decrease in accrued interest income from short-term investments, a $0.2 million decrease due to the reversal of previously recognized accretion expense on assets, and a $0.1 million decrease in income from equity investments.
(Provision for) Benefit from Income Taxes
During the three months ended March 31, 2024, we recorded a provision for income taxes of $0.2 million primarily as a result of state income tax expense. During the three months ended March 31, 2023, we recorded a $0.1 million benefit from income taxes as a result of the partial release of our deferred tax asset valuation due to an acquisition.
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
As of March 31, 2024, our principal sources of liquidity were cash and cash equivalents of $112.8 million, which were held for working capital purposes and for investment growth opportunities. As of March 31, 2024, we had net accounts receivable of $239.9 million and our working capital, which we define as current assets less current liabilities, was $168.9 million. We believe that our cash position is sufficient to meet our capital and liquidity requirements for at least the next 12 months.
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
Financing Obligations
We have entered into arrangements wherein we finance the cost of energy storage systems via special purpose entities (“SPEs”) we establish with outside investors. These SPEs are not consolidated into our financial statements, but are accounted for as equity method investments. The investors provide us upfront payments through the SPEs. Under these arrangements, the payment by the SPEs to us is accounted for as a borrowing by recording the proceeds received as a financing obligation. The financing obligation is repaid with the future customer payments and incentives received. A portion of the amounts paid to the SPE is allocated to interest expense using the effective interest rate method. Furthermore, we continue to account for the revenues from customer arrangements and incentives and all associated costs despite such systems being legally sold to the SPEs due to our significant continuing involvement in the operations of the energy storage systems. The total financing obligation as of March 31, 2024 was $64.6 million, of which $15.4 million was classified as a current liability.
2028 Green Convertible Senior Notes
On November 22, 2021, we sold to Morgan Stanley & Co. LLC, Goldman Sachs & Co. LLC and Barclays Capital Inc, as initial purchasers (the “2021 Initial Purchasers”), and the 2021 Initial Purchasers purchased from us, $460.0 million aggregate principal amount of our 2028 Convertible Notes, pursuant to a purchase agreement dated as of November 17, 2021, by and between us and the 2021 Initial Purchasers. Our net proceeds from this offering were approximately $445.7 million, after deducting the 2021 Initial Purchasers’ discounts and commissions and the estimated offering expenses payable by us. The 2028 Convertible Notes will accrue interest payable semi-annually in arrears and will mature on December 1, 2028, unless earlier repurchased, redeemed or converted in accordance with their terms prior to such date. Upon conversion, we may choose to pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock. The 2028 Convertible Notes are redeemable for cash at our option at any time given certain conditions. Refer to Note 8 — Convertible Notes, of the Notes to the unaudited condensed consolidated financial statements in this Report for additional details regarding this transaction.
On November 17, 2021, in connection with the pricing of the 2028 Convertible Notes, and on November 19, 2021, in connection with the exercise in full by the 2021 Initial Purchasers of their option to purchase additional 2028 Convertible Notes, we entered into capped call transactions with certain of the 2021 Initial Purchasers of the 2028 Convertible Notes to minimize the potential dilution to our common stockholders upon conversion of the 2028 Convertible Notes. We used approximately $66.7 million of the net proceeds from the 2028 Convertible Notes to pay the cost of the capped call transactions described above. We intend to allocate an amount equivalent to the net proceeds from this offering to finance or refinance, in whole or in part, our existing or new eligible green expenditures, including investments related to creating a more resilient clean energy system, optimized software capabilities for energy systems, and reducing waste through operations.
On April 3, 2023, we used approximately $99.8 million of the net proceeds from the issuance of the 4.25% Green Convertible Senior Notes due 2030 (“2030 Convertible Notes”) to purchase and surrender for cancellation approximately $163.0 million in aggregate principal amount of our 2028 Convertible Notes. See Note 8 — Convertible Notes, of the Notes to the unaudited condensed consolidated financial statements in this Report for additional details regarding this transaction.
2030 Convertible Notes
On April 3, 2023, we issued $240.0 million aggregate principal amount of our 2030 Convertible Notes in a private placement offering to qualified institutional buyers (the “2023 Initial Purchasers”) pursuant to Rule 144A under the Securities Act of 1933, as amended. The 2030 Convertible Notes are senior, unsecured obligations of the Company and bear interest at a rate of 4.25% per year, payable in cash semi-annually in arrears in April and October of each year, beginning in October 1, 2023. The 2030 Convertible Notes will mature on April 1, 2030, unless earlier repurchased, redeemed or converted in accordance with their terms prior to such date. Upon conversion, we may choose to pay or deliver cash, shares of common stock or a combination of cash and shares of common stock. The 2030 Convertible Notes are redeemable for cash at our option at any time given certain conditions. See Note 8 — Convertible Notes, of the Notes to the unaudited condensed consolidated financial statements in this Report, for additional details regarding this transaction.

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
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(621)	$(35,821)
Net cash provided by investing activities	4,675	67,831
Net cash provided by (used in) financing activities	3,142	(2,156)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	233	126
Net increase in cash, cash equivalents and restricted cash	$7,429	$29,980
Operating Activities
During the three months ended March 31, 2024, net cash used in operating activities was $0.6 million, primarily due to our net loss of $72.3 million, adjusted for non-cash items of $19.7 million and net cash inflow of $52.0 million from changes in operating assets and liabilities. Non-cash items primarily consisted of depreciation and amortization of $10.8 million, non-cash interest expense of $0.4 million related to debt issuance costs, stock-based compensation expense of $8.4 million, non-cash lease expense of $0.8 million, and other non-cash items of $0.3 million, partially offset by provision for accounts receivable allowance of $1.0 million. The net cash inflow from changes in operating assets and liabilities was primarily driven by a decrease in accounts receivable of $63.9 million partially from a $33.1 million variable consideration adjustment, a decrease in inventory of $2.2 million, a decrease in deferred costs with suppliers of $0.4 million, an increase in accrued expenses and other liabilities of $1.7 million, and an increase in deferred revenue of $2.7 million, partially offset by an increase in other assets of $1.2 million, an increase in contract origination costs of $0.4 million, an increase in project assets of $0.4 million, a decrease in accounts payable of $16.3 million, and a decrease in lease liabilities of $0.8 million.
During the three months ended March 31, 2023, net cash used in operating activities was $35.8 million, primarily due to our net loss of $44.8 million, adjusted by non-cash charges of $21.2 million and net cash outflow of $12.3 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization of $11.1 million, non-cash interest expense of $0.4 million, related to debt issuance costs, stock-based compensation expense of $7.2 million, impairment of energy storage systems of $0.9 million, non-cash lease expense of $0.7 million, provision for accounts receivable allowance of $0.5 million, and net recognized loss on investments of $1.6 million, partially offset by net accretion of the discount on investments of $0.7 million and an income tax benefit of $0.3 million. The net cash outflow from changes in operating assets and liabilities was primarily driven by an increase in accounts receivable of $10.1 million, an increase in inventory of $34.9 million, an increase in contract origination costs of $0.8 million, an increase in project assets of $1.4 million, a decrease in accrued expenses and other liabilities of $31.7 million, and a decrease in lease liabilities of $0.6 million, offset by a decrease in deferred costs with suppliers of $28.2 million, a decrease in other assets of $0.3 million, for future hardware orders, an increase in accounts payable of $28.8 million due to timing of payments, and an increase in deferred revenue of $9.9 million.
Investing Activities
During the three months ended March 31, 2024, net cash provided by investing activities was $4.7 million, and primarily consisted of $8.3 million in proceeds from maturities of available-for-sale investments, partially offset by $0.1 million in purchases of energy storage systems, $3.5 million in capital expenditures on internally-developed software, and $0.1 million in purchases of property and equipment.
During the three months ended March 31, 2023, net cash provided by investing activities was $67.8 million, and primarily consisted of $1.8 million used for an acquisition, net of cash acquired, $75.0 million in net sales of available-for-sale investments, $1.6 million in purchases of energy systems, $3.6 million in capital expenditures on internally-developed software, and $0.2 million in purchases of property and equipment.

Financing Activities
During the three months ended March 31, 2024, net cash provided by financing activities was $3.1 million, and consisted of proceeds from equity transactions to be remitted to tax authorities of $5.2 million offset by the repayment of financing obligations of $2.1 million.
During the three months ended March 31, 2023, net cash used in financing activities was $2.2 million, and primarily consisted of repayment of financing obligations of $2.1 million, and a redemption of non-controlling interests of $0.1 million and a repayment of notes payable of $0.1 million, partially offset by proceeds from the exercise of stock options of $0.1 million.
Contractual Obligations and Commitments
As of March 31, 2024, there have been no material changes to our contractual obligations described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Off-Balance Sheet Arrangements
We are not a party to any off-balance sheet arrangements, including guarantee contracts, retained or contingent interests, or unconsolidated VIEs that either have, or would reasonably be expected to have, a current or future material adverse effect on our unaudited condensed consolidated financial statements.
Critical Accounting Policies and Estimates
A summary of our critical accounting policies and estimates is presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and there have been no material changes to our critical accounting estimates during the three months ended March 31, 2024.
Recent Accounting Pronouncements
As of March 31, 2024, there have been no material changes to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For quantitative and qualitative disclosures about market risk affecting us, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Our exposure to market risk has not changed materially since December 31, 2023.
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
Based on management’s evaluation (under the supervision and with the participation of our CEO and our CFO) of the effectiveness of the design and operation of our Disclosure Controls as of March 31, 2024, our CEO and CFO have concluded that our Disclosure Controls were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the first quarter of 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Part II - Other Information
ITEM 1. LEGAL PROCEEDINGS
The information with respect to this Item 1 is set forth under Note 12 — Commitments and Contingencies, of the Notes to the unaudited condensed consolidated financial statements in this report.

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Part 1, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(c) Trading Plans. During the three months ended March 31, 2024, no Section 16 officer or director of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K promulgated under the Exchange Act)
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
*Filed herewith
**Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on May 2, 2024.

STEM, INC.

By:	/s/ William Bush
William Bush
Chief Financial Officer
(Principal Financial Officer)