Form 10-Q
period 2024-06-30
STEM, INC.
filed 2024-08-07
CIK 1758766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————————————
FORM 10-Q
—————————————————

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

STEM, INC.
(Exact name of registrant as specified in its charter)

Delaware	001-39455	85-1972187
(State or Other Jurisdiction of Incorporation or Organization)	(Commission File Number)	(IRS Employer Identification No.)
4 Embarcadero Ctr., Suite 710, San Francisco, California 94111
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Outstanding as of July 30, 2024
Common Stock, $0.0001 par value per share	162,626,235

STEM, INC.
Quarterly Report on Form 10-Q
For the Period Ended June 30, 2024

Part I - Financial Information
ITEM 1. FINANCIAL STATEMENTS
STEM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023

ASSETS
Current assets:
Cash and cash equivalents	$89,649	$105,375
Short-term investments	—	8,219
Accounts receivable, net of allowances of $4,155 and $4,904 as of June 30, 2024 and December 31, 2023, respectively	206,351	302,848
Inventory	33,213	26,665
Deferred costs with suppliers	20,125	20,555
Other current assets	10,582	9,303
Total current assets	359,920	472,965
Energy storage systems, net	67,518	74,418
Contract origination costs, net	9,921	11,119
Goodwill	—	547,205
Intangible assets, net	152,144	157,146
Operating lease right-of-use assets	11,138	12,255
Other noncurrent assets	90,902	81,869
Total assets	$691,543	$1,356,977
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$63,103	$78,277
Accrued liabilities	63,362	76,873
Accrued payroll	10,719	14,372
Financing obligation, current portion	15,139	14,835
Deferred revenue, current portion	57,974	53,997
Other current liabilities	6,349	12,726
Total current liabilities	216,646	251,080
Deferred revenue, noncurrent	88,944	88,650
Asset retirement obligation	4,122	4,052
Convertible notes, noncurrent	524,771	523,633
Financing obligation, noncurrent	47,366	52,010
Lease liabilities, noncurrent	11,832	10,455
Other liabilities	599	416
Total liabilities	894,280	930,296
Commitments and contingencies (Note 12)
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized as of June 30, 2024 and December 31, 2023; zero shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 162,587,526 and 155,932,880 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	16	16
Additional paid-in capital	1,223,739	1,198,716
Accumulated other comprehensive income (loss)	94	(42)
Accumulated deficit	(1,427,071)	(772,494)
Total Stem’s stockholders’ equity (deficit)	(203,222)	426,196
Non-controlling interests	485	485
Total stockholders’ equity (deficit)	(202,737)	426,681
Total liabilities and stockholders’ equity (deficit)	$691,543	$1,356,977
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STEM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
Services and other revenue	$15,103	$16,360	$29,943	$31,033
Hardware revenue	18,896	76,586	29,525	129,318
Total revenue	33,999	92,946	59,468	160,351
Cost of Revenue
Cost of services and other revenue	10,955	11,756	20,939	23,260
Cost of hardware revenue	13,669	69,319	53,345	124,226
Total cost of revenue	24,624	81,075	74,284	147,486
Gross profit (loss)	9,375	11,871	(14,816)	12,865
Operating expenses:
Sales and marketing	10,944	13,680	22,070	26,086
Research and development	15,281	14,156	29,417	27,600
General and administrative	15,846	18,904	34,406	36,701
Impairment of goodwill	547,152	—	547,152	—
Total operating expenses	589,223	46,740	633,045	90,387
Loss from operations	(579,848)	(34,869)	(647,861)	(77,522)
Other (expense) income, net:
Interest expense, net	(4,631)	(3,903)	(9,338)	(5,680)
Gain on extinguishment of debt, net	—	59,121	—	59,121
Change in fair value of derivative liability	1,477	(2,576)	1,477	(2,576)
Other income, net	794	1,840	1,360	1,401
Total other (expense) income, net	(2,360)	54,482	(6,501)	52,266
(Loss) income before provision for income taxes	(582,208)	19,613	(654,362)	(25,256)
Provision for income taxes	(62)	(491)	(215)	(400)
Net (loss) income	$(582,270)	$19,122	$(654,577)	$(25,656)

Net (loss) income per share attributable to common stockholders, basic	$(3.59)	$0.12	$(4.09)	$(0.17)
Net loss per share attributable to common stockholders, diluted	$(3.59)	$(0.26)	$(4.09)	$(0.17)

Numerator used to compute net (loss) income per share:
Net (loss) income attributable to Stem common stockholders, basic	$(582,270)	$19,122	$(654,577)	$(25,656)
Net loss attributable to Stem common stockholders, diluted (Note 10)	$(582,270)	$(40,011)	$(654,577)	$(25,656)

Weighted-average shares used in computing net (loss) income per share to common stockholders, basic	162,158,936	155,619,179	160,169,536	155,294,475
Weighted-average shares used in computing net loss per share to common stockholders, diluted	162,158,936	155,804,953	160,169,536	155,294,475

The accompanying notes are an integral part of these condensed consolidated financial statements.

STEM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net (loss) income	$(582,270)	$19,122	$(654,577)	$(25,656)
Other comprehensive loss:
Unrealized gain on available-for-sale securities	—	47	3	1,590
Foreign currency translation adjustment	(60)	(133)	133	(6)
Total other comprehensive (loss) income	$(582,330)	$19,036	$(654,441)	$(24,072)
The accompanying notes are an integral part of these condensed consolidated financial statements.

STEM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Non-controlling Interests	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of January 1, 2024	155,932,880	$16	$1,198,716	$(42)	$(772,494)	$485	$426,681
Issuance of common stock upon release of restricted stock units	2,632,464	—	—	—	—	—	—
Issuance of fully vested restricted stock units for employee bonuses (Note 9)	2,961,438	—	8,114	—	—	—	8,114
Stock-based compensation	—	—	9,367	—	—	—	9,367
Unrealized gain on available-for-sale securities	—	—	—	3	—	—	3
Foreign currency translation adjustments	—	—	—	193	—	—	193
Net loss	—	—	—	—	(72,307)	—	(72,307)
Balance as of March 31, 2024	161,526,782	16	1,216,197	154	(844,801)	485	372,051
Issuance of common stock upon release of restricted stock units	1,060,744	—	—	—	—	—	—
Stock-based compensation	—	—	7,542	—	—	—	7,542
Foreign currency translation adjustments	—	—	—	(60)	—	—	(60)
Net loss	—	—	—	—	(582,270)	—	(582,270)
Balance as of June 30, 2024	162,587,526	$16	$1,223,739	$94	$(1,427,071)	$485	$(202,737)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 1, 2023	154,540,197	$15	$1,185,364	$(1,672)	$(632,081)	$541	$552,167
Stock option exercises, net of statutory tax withholdings	65,045	—	149	—	—	—	149
Issuance of common stock upon release of restricted stock units	903,061	1	—	—	—	—	1
Stock-based compensation	—	—	8,108	—	—	—	8,108
Unrealized gain on available-for-sale securities	—	—	—	1,543	—	—	1,543
Foreign currency translation adjustments	—	—	—	127	—	—	127
Redemption of non-controlling interests	—	—	—	—	—	(72)	(72)
Net loss	—	—	—	—	(44,778)	—	(44,778)
Balance as of March 31, 2023	155,508,303	16	1,193,621	(2)	(676,859)	469	517,245
Stock option exercises, net of statutory tax withholdings	39,528	—	80	—	—	—	80
Issuance of common stock upon release of restricted stock units	248,580	—	—	—	—	—	—
Stock-based compensation	—	—	10,817	—	—	—	10,817
Purchase of capped call options (Note 8)	—	—	(27,840)	—	—	—	(27,840)
Unrealized gain on available-for-sale securities	—	—	—	47	—	—	47
Foreign currency translation adjustments	—	—	—	(133)	—	—	(133)
Contributions from non-controlling interests	—	—	—	—	—	6	6
Net income	—	—	—	—	19,122	—	19,122
June 30, 2023	155,796,411	$16	$1,176,678	$(88)	$(657,737)	$475	$519,344
The accompanying notes are an integral part of these condensed consolidated financial statements.

STEM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2024	2023
OPERATING ACTIVITIES
Net loss	$(654,577)	$(25,656)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	22,217	22,376
Non-cash interest expense, including interest expenses associated with debt issuance costs	984	1,586
Stock-based compensation	15,184	17,122
Change in fair value of derivative liability	(1,477)	2,576
Non-cash lease expense	1,533	1,406
Accretion of asset retirement obligations	118	120
Impairment loss of energy storage systems	102	2,069
Impairment loss of project assets	390	122
Impairment loss of right-of-use assets	2,096	—
Impairment of goodwill	547,152	—
Net accretion of discount on investments	(29)	(1,300)
Income tax benefit from release of valuation allowance	—	(335)
Provision for accounts receivable allowance	(1,462)	1,734
Net loss on investments	—	1,561
Gain on extinguishment of debt, net	—	(59,121)
Other	(138)	(680)
Changes in operating assets and liabilities:
Accounts receivable	97,815	(72,187)
Inventory	(6,548)	(137,149)
Deferred costs with suppliers	430	28,759
Other assets	719	(17,816)
Contract origination costs, net	(683)	(2,256)
Project assets	(10,796)	(2,834)
Accounts payable	(14,923)	19,049
Accrued expenses and other liabilities	(13,339)	(35,087)
Deferred revenue	4,270	56,043
Lease liabilities	(1,545)	(1,341)
Net cash used in operating activities	(12,507)	(201,239)
INVESTING ACTIVITIES
Acquisitions, net of cash acquired	—	(1,847)
Purchase of available-for-sale investments	—	(58,034)
Proceeds from maturities of available-for-sale investments	8,250	84,750
Proceeds from sales of available-for-sale investments	—	73,917
Purchase of energy storage systems	—	(2,640)
Capital expenditures on internally-developed software	(6,608)	(7,388)
Purchase of property and equipment	(177)	(289)
Net cash provided by investing activities	1,465	88,469
FINANCING ACTIVITIES
Proceeds from exercise of stock options and warrants	—	229
Repayment of financing obligations	(4,185)	(2,587)
Proceeds from issuance of convertible notes, net of issuance costs of $0 and $7,601 for the six months ended June 30, 2024 and 2023, respectively	—	232,399
Repayment of convertible notes	—	(99,754)
Purchase of capped call options	—	(27,840)
Redemption of investment from non-controlling interests, net	—	(67)
Repayment of notes payable	—	(2,101)
Net cash (used in) provided by financing activities	(4,185)	100,279
Effect of exchange rate changes on cash, cash equivalents and restricted cash	187	(7)
Net increase in cash, cash equivalents and restricted cash	(15,040)	(12,498)
Cash, cash equivalents and restricted cash, beginning of year	106,475	87,903
Cash, cash equivalents and restricted cash, end of period	$91,435	$75,405
The accompanying notes are an integral part of these condensed consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$8,408	$2,588
NON-CASH INVESTING AND FINANCING ACTIVITIES
Change in asset retirement costs and asset retirement obligation	$48	$302
Purchases of energy storage systems in accounts payable	$251	$388
Right-of-use asset obtained in exchange for lease liability	$2,513	$2,782
Stock-based compensation capitalized to internal-use software	$1,736	$1,803

RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH WITHIN THE UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS TO THE AMOUNTS SHOWN IN THE STATEMENTS OF CASH FLOWS ABOVE:
Cash and cash equivalents	$89,649	$75,405
Restricted cash included in other noncurrent assets	1,786	—
Total cash, cash equivalents, and restricted cash	$91,435	$75,405
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
From time to time, the Company, through an indirect wholly-owned development subsidiary (“DevCo”) will enter into strategic joint ventures (each a “DevCo JV”) with qualified third parties for the development of select renewable energy projects (“DevCo Projects”). In this structure, DevCo forms a new DevCo JV entity as the majority owner, with the developer as the minority owner. The purpose of the DevCo JV is to develop and sell DevCo Projects and secure Company hardware and software services for those projects. In some cases, the Company will make development capital contributions to fund project development, and recovers those capital contributions plus a fee upon the sale of the applicable project. This business model is intended to allow the Company to advance development capital to key partners in strategic markets and secure hardware upfront, in order to generate higher-margin software and services and other revenue via exclusive long-term services contracts under the DevCo Projects.
The Company operated as Rollins Road Acquisition Company (f/k/a Stem, Inc.) prior to the Merger with Star Peak Transition Corp. (“STPK”), an entity that was then listed on the New York Stock Exchange under the trade symbol “STPK,” and STPK Merger Sub Corp., a Delaware corporation and wholly-owned subsidiary of STPK (“Merger Sub”), providing for, among other things, and subject to the conditions therein, the combination of the Company and STPK pursuant to the merger of Merger Sub with and into the Company, with the Company continuing as the surviving entity (the “Merger”). Stem, Inc. was incorporated on March 16, 2009 in the State of Delaware and is headquartered in San Francisco, California.

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Liquidity
As of June 30, 2024, we had cash and cash equivalents of $89.6 million, an accumulated deficit of $1,427.1 million, net accounts receivable of $206.4 million, and working capital, which we define as current assets less current liabilities, of $143.3 million. During the six months ended June 30, 2024, we incurred a net loss of $654.6 million and had negative cash flows from operating activities of $12.5 million. As of June 30, 2024, our principal sources of liquidity were cash and cash equivalents totaling $89.6 million, which were held for working capital purposes and for investment growth opportunities. As of June 30, 2024, we believe that our cash position, as well as expected collections from accounts receivable, is sufficient to meet capital and liquidity requirements for at least the next 12 months from the date of this Quarterly Report on Form 10-Q.
Our business prospects are subject to various risks, expenses, and uncertainties, including those discussed in Part I. Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The attainment of profitable operations is dependent upon future events, including securing new customers and maintaining current ones, securing and maintaining adequate supplier relationships, building our customer base, successfully executing our business and marketing strategy, and hiring and retaining appropriate personnel. Failure to generate sufficient revenues, achieve planned gross margins and operating profitability, control operating costs, or secure additional funding may require us to modify, delay or abandon some of our planned future expansion or development, or to otherwise enact operating cost reductions available to management, which could have a material adverse effect on our business, operating results and financial condition.
Supply Chain Constraints and Risk
We have in the past faced shortages and shipping delays affecting the supply of inverters, enclosures, battery modules and associated component parts for inverters and battery energy storage systems available for purchase. These shortages and delays were due in part to the macroeconomic, geopolitical and business environment, including the effects of global inflationary pressures and interest rates, general economic slowdown or a recession, changes in monetary policy, instability in financial institutions, potential import tariffs, geopolitical pressures, including the armed conflicts between Russia and Ukraine and in the Gaza Strip and nearby areas, as well as tensions between China and the United States and unknown effects of current and future trade regulations. We cannot predict the full effects the macroeconomic, geopolitical and business environment will have on our business, cash flows, liquidity, financial condition and results of operations.
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X, assuming the Company will continue as a going concern. Accordingly, the consolidated balance sheet at December 31, 2023 has been derived from the audited financial statements at that date, but certain notes or other information that are normally required by GAAP have been omitted if they substantially duplicate the disclosures contained in the Company’s annual audited consolidated financial statements. In the opinion of the Company’s management, all normal and recurring adjustments considered necessary for a fair statement of the results for the interim period presented have been included in the accompanying unaudited condensed consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2023. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or for any other future interim period or year.
Principles of Consolidation
The unaudited condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and consolidated variable interest entities (“VIEs”). The Company presents non-controlling interests within the equity section of its unaudited condensed consolidated balance sheets, and the amount of consolidated net (loss) income that is attributable to the Company and the non-controlling interest in its unaudited condensed consolidated statements of operations. All intercompany balances and transactions have been eliminated in consolidation.

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
The following table summarizes the carrying values of the assets and liabilities of the DevCo JVs that are consolidated by the Company as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$332	$2,191
Other current assets	13	30
Other noncurrent assets	18,831	8,424
Total assets	19,176	10,645
Liabilities
Accounts payable	12,108	1,405
Other current liabilities	180	1,892
Total liabilities	$12,288	$3,297
The Company did not make any material capital investment contributions during the six months ended June 30, 2024. For the six months ended June 30, 2023, the Company contributed approximately $0.1 million in capital investments for hardware purchases. The net income from the DevCo JVs was immaterial during both the six months ended June 30, 2024 and June 30, 2023.
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
Significant estimates and assumptions reflected in these unaudited condensed consolidated financial statements include, but are not limited to, depreciable life of energy storage systems; estimates of transaction price with variable consideration; the amortization of acquired intangibles; the amortization of financing obligations; deferred commissions and contract fulfillment costs; the valuation of energy storage systems, finite-lived intangible assets, internally developed software, and asset retirement

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
obligations; and the fair value of equity instruments, equity-based instruments, derivative liability, accruals related to sales tax liabilities, and the fair value of assets acquired and liabilities assumed in a business combination; and the impairment of goodwill.
Segment Information
Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is the CODM. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, management has determined that the Company operates as one operating segment that is focused exclusively on innovative technology services that transform the way energy is distributed and consumed. Net assets outside of the U.S. were less than 10% of total net assets as of June 30, 2024 and December 31, 2023.
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
At times, the Company may be subject to a concentration of credit risk in relation to certain customers due to the purchase of large energy storage systems made by such customers. The Company routinely assesses the creditworthiness of its customers. The Company has not experienced material losses related to receivables from individual customers, or groups of customers during the six months ended June 30, 2024 and 2023. The Company does not require collateral. Due to these factors, no additional credit risk beyond amounts provided for credit losses is believed by management to be probable in the Company’s accounts receivable.
The net book value of unbilled receivables, current are $98.9 million and $161.3 million as of June 30, 2024 and December 31, 2023, respectively. Unbilled receivables, current are included in accounts receivable, net. The net book value of unbilled receivables, noncurrent are $15.9 million and $18.7 million as of June 30, 2024 and December 31, 2023, respectively. Unbilled receivables, noncurrent are included in other noncurrent assets.
Significant Customers
A significant customer represents 10% or more of the Company’s total revenue or accounts receivable, net balance at each reporting date. For each significant customer, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable are as follows:

	Accounts Receivable		Revenue		Revenue
	June 30,	December 31,	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023	2024	2023
Customers:
Customer A	48%	41%	*	61%	*	35%
Customer B	17%	28%	*	*	*	26%
Customer C	*	*	*	*	11%	*
Customer D	11%	*	*	*	*	*
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
Financial assets and liabilities held by the Company measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 include cash and cash equivalents, short-term investments, derivative liability, and convertible notes.
3.REVENUE
Disaggregation of Revenue
The following table provides information on the disaggregation of revenue as recorded in the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Hardware revenue	$18,896	$76,586	$29,525	$129,318
Services and other revenue	15,103	16,360	29,943	31,033
Total revenue	$33,999	$92,946	$59,468	$160,351
The following table summarizes reportable revenue by geographic regions determined based on the location of the customers (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
United States	$32,642	$89,636	$56,936	$150,208
Rest of the world	1,357	3,310	2,532	10,143
Total revenue	$33,999	$92,946	$59,468	$160,351

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Remaining Performance Obligations
Remaining performance obligations represent contracted revenue that has not been recognized, which include contract liabilities (deferred revenue) and amounts that will be billed and recognized as revenue in future periods. As of June 30, 2024 and June 30, 2023, the Company had $422.9 million and $767.0 million of remaining performance obligations, respectively, and the approximate percentages expected to be recognized as revenue in the future are as follows (in thousands, except percentages):

	June 30, 2024
	Total Remaining Performance Obligations	Percent Expected to be Recognized as Revenue
		Less Than One Year	Two to Five Years	Greater Than Five Years
Services and other revenue	$339,957	15%	47%	38%
Hardware revenue	82,942	100%	—%	—%
Total revenue	$422,899

	June 30, 2023
	Total Remaining Performance Obligations	Percent Expected to be Recognized as Revenue
		Less Than One Year	Two to Five Years	Greater Than Five Years
Services and other revenue	$407,026	12%	44%	44%
Hardware revenue	360,003	100%	—%	—%
Total revenue	$767,029
Contract Balances
Deferred revenue primarily includes cash received in advance of revenue recognition related to energy optimization services and incentives. The following table presents the changes in the deferred revenue balance during the six months ended June 30, 2024 and June 30, 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023
Beginning balance	$142,647	$138,074
Upfront payments received from customers	34,201	117,356
Upfront or annual incentive payments received	1,340	1,614
Revenue recognized related to amounts that were included in beginning balance of deferred revenue	(22,685)	(18,820)
Revenue recognized related to deferred revenue generated during the period	(8,585)	(44,107)
Ending balance	$146,918	$194,117
Parent Company Guarantees
Prior to July 2023, the Company agreed in certain customer contracts to provide a guarantee that the value of purchased hardware will not decline for a certain period of time. Under this guarantee, if these customers were unable to install or designate the hardware to a specified project within such period of time, the Company would be required to assist the customer in re-marketing the hardware for resale by the customer. If a resale does not occur, the hardware will be appraised utilizing a third party. The guarantee provided that, in such cases, if the customer resold the hardware for less than the amount initially sold to the customer or the appraisal value is less than the hardware purchase price, the Company would be required to compensate the customer for any shortfall in fair value for the hardware from the initial contract price. The Company accounts for such contractual terms and guarantees as variable consideration at each measurement date. The Company updates its estimate of variable consideration each quarter, including changes in estimates related to such guarantees, for facts or circumstances that have changed from the time of the initial estimate. As a result, the Company recorded a net revenue reduction of $33.1 million in hardware revenue during the six months ended June 30, 2024. The overall reduction in revenue was related to deliveries that occurred prior to the current fiscal year. The remaining net book value of the billed and unbilled receivable as of June 30, 2024 is $108.1 million which could be subject to further adjustments under the outstanding guarantees.

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
4.SHORT-TERM INVESTMENTS
The Company did not have short-term investments as of June 30, 2024. The following tables summarize the estimated fair value of the Company’s short-term investments and the gross unrealized holding gains and losses as of December 31, 2023 (in thousands).

	As of December 31, 2023
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Commercial paper	$1,978	$—	$—	$1,978
U.S. government bonds	2,744	—	(3)	2,741
Agency bonds	3,503	—	(3)	3,500
Total short-term investments	$8,225	$—	$(6)	$8,219

The Company periodically reviews the individual securities that have unrealized losses on a regular basis to evaluate whether or not any security has experienced, or is expected to experience, credit losses resulting in the decline in fair value. The Company evaluates, among other factors, whether the Company intends to sell any of these short-term investments and whether it is more likely than not that the Company will be required to sell any of them before recovery of the amortized cost basis. During the six months ended June 30, 2024, the Company did not record an allowance for credit losses.
5.FAIR VALUE MEASUREMENTS
Fair value accounting is applied for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. On June 30, 2024 and December 31, 2023, the carrying amount of accounts receivable, other current assets, accounts payable, and accrued and other current liabilities approximated their estimated fair value due to their relatively short maturities.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table provides the financial instruments measured at fair value (in thousands):

	June 30, 2024
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market fund	$46,060	$—	$—	$46,060
Total financial assets	$46,060	$—	$—	$46,060

	December 31, 2023
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market fund	$47,297	$—	$—	$47,297
Commercial paper	—	3,971	—	3,971
Debt securities:
Commercial paper	—	1,978	—	1,978
U.S. government bonds	—	2,741	—	2,741
Other	—	3,500	—	3,500
Total financial assets	$47,297	$12,190	$—	$59,487

Liabilities:
Derivative liability	$—	$—	$7,731	$7,731

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The Company’s money market funds are classified as Level 1 because they are valued using quoted market prices. The Company’s short-term investments consist of available-for-sale securities and are classified as Level 2 because their value is based on valuations using significant inputs derived from or corroborated by observable market data. As of December 31, 2023, the Company’s other current liabilities included a derivative liability that was attributable to a derivative feature within a revenue contract, whereby final settlement was indexed to the price per ton of lithium carbonate. The balance was valued using a third party forecast for lithium carbonate. As the derivative instrument was not traded on an exchange it was classified within Level 3 of the fair value hierarchy. During the six months ended June 30, 2024, the derivative liability was settled resulting in a gain of $1.5 million.
Fair Value of Convertible Promissory Notes
The convertible notes are recorded at face value less unamortized debt issuance costs (see Note 8 — Convertible Notes for additional details) on the unaudited condensed consolidated balance sheets as of June 30, 2024. As of June 30, 2024 and December 31, 2023, the estimated fair value of the 2028 Convertible Notes was $120.1 million and $149.1 million, respectively, based on Level 2 quoted bid prices of the convertible notes in an over-the-counter market on the last trading date of the reporting period. As of June 30, 2024 and December 31, 2023, the estimated fair value of the 2030 Convertible Notes was $101.1 million and $175.8 million, respectively, based on Level 2 quoted bid prices of the convertible notes in an over-the-counter market on the last trading date of the reporting period.
6.GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
Goodwill consists of the following (in thousands):

	June 30,	December 31,
	2024	2023
Goodwill	$547,158	$547,158
Effect of foreign currency translation	(6)	47
Impairment charges	(547,152)	—
Total goodwill	$—	$547,205
Goodwill is tested for impairment annually, or more often if an event or circumstance indicates that the carrying amount may not be recoverable. In connection with the preparation of the unaudited condensed consolidated financial statements for the three months ended June 30, 2024, the Company considered the sustained decline in the Company’s stock price, market capitalization, and financial performance to be a triggering event for its single reporting unit and therefore completed a test for impairment of goodwill for the reporting unit as of June 30, 2024. The Company tested goodwill for impairment using a Step 1 quantitative test and compared the reporting unit’s fair value to its carrying value. An impairment is recorded for any excess carrying value above the reporting unit’s fair value, not to exceed the amount of goodwill. The Company estimates fair value of its reporting units using a discounted cash flow model, commonly referred to as the income approach. The income approach uses a reporting unit’s projection of estimated operating results and cash flows that is discounted using a weighted-average cost of capital that reflects current market conditions appropriate to the Company’s reporting unit. The discounted cash flow model uses management’s best estimates of economic and market conditions over the projected period using the best information available, including growth rates in revenues, costs and estimates of future expected changes in operating margins and cash expenditures. Other estimates and assumptions include terminal value growth rates, weighted average cost of capital and changes in future working capital requirements. The impairment test resulted in an impairment of $547.2 million.

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Intangible Assets, Net
Intangible assets, net, consists of the following (in thousands):

	June 30,	December 31,
	2024	2023
Developed technology	$32,618	$32,618
Trade name	11,300	11,300
Customer relationships	106,800	106,800
Internally developed software	75,627	67,282
Intangible assets	226,345	218,000
Less: Accumulated amortization	(74,199)	(60,868)
Add: Currency translation adjustment	(2)	14
Total intangible assets, net	$152,144	$157,146
Amortization expense for intangible assets was $6.7 million and $6.8 million for the three months ended June 30, 2024 and 2023, respectively, and $13.3 million and $13.3 million for the six months ended June 30, 2024 and 2023, respectively.
7.ENERGY STORAGE SYSTEMS, NET
Energy Storage Systems, Net
Energy storage systems, net, consists of the following (in thousands):

	June 30,	December 31,
	2024	2023
Energy storage systems placed into service	$138,768	$141,181
Less: accumulated depreciation	(75,122)	(70,918)
Energy storage systems not yet placed into service	3,872	4,155
Total energy storage systems, net	$67,518	$74,418
Depreciation expense for energy storage systems was approximately $3.5 million and $3.6 million for the three months ended June 30, 2024 and 2023, respectively, and approximately $6.5 million and $7.2 million for the six months ended June 30, 2024 and 2023, respectively. Depreciation expense is recognized in cost of services and other revenue.
Impairment expense for energy storage systems was approximately $0.1 million and $1.2 million for the three months ended June 30, 2024 and 2023, respectively, and approximately $0.1 million and $2.1 million for the six months ended June 30, 2024 and 2023, respectively. Impairment expense is recognized in cost of services and other revenue.
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

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
Upon adoption of ASU 2020-06, the Company allocated all of the debt discount to long-term debt. The debt discount is amortized to interest expense using the effective interest method, computed to be 0.9%, over the life of the 2028 Convertible Notes or approximately its seven-year term. The outstanding 2028 Convertible Notes balances as of June 30, 2024 and December 31, 2023 are summarized in the following table (in thousands):

	June 30, 2024	December 31, 2023
Long Term Debt
Outstanding principal	$297,024	$297,024
Unamortized 2021 Initial Purchasers’ debt discount and debt issuance cost	(5,852)	(6,501)
Net carrying amount	$291,172	$290,523
The following table presents total interest expense recognized related to the 2028 Convertible Notes during the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cash interest expense
Contractual interest expense	$371	$376	$743	$951
Non-cash interest expense
Amortization of debt discount and debt issuance cost	325	342	649	841
Total interest expense	$696	$718	$1,392	$1,792
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
The outstanding 2030 Convertible Notes balances as of June 30, 2024 and December 31, 2023 are summarized in the following table (in thousands):

	June 30, 2024	December 31, 2023
Long Term Debt
Outstanding principal	$240,000	$240,000
Unamortized 2023 Initial Purchasers’ debt discount and debt issuance cost	(6,401)	(6,890)
Net carrying amount	$233,599	$233,110

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The debt discount and debt issuance costs are amortized to interest expense using the effective interest method, computed to be 4.70%, over the life of the 2030 Convertible Notes or its approximately seven-year term.
The following table presents total interest expense recognized related to the 2030 Convertible Notes during the three and six months ended June 30, 2024 (in thousands):

	Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
Cash interest expense
Contractual interest expense	$2,550	$2,493	$5,100	$2,493
Non-cash interest expense
Amortization of debt discount and debt issuance cost	246	231	489	231
Total interest expense	$2,796	$2,724	$5,589	$2,724
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
9.STOCK-BASED COMPENSATION
Equity Incentive Plans
In May 2024, the Company adopted the 2024 Equity Incentive Plan (the “2024 Plan”). Under the 2024 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), and other awards that are settled in shares of the Company’s common stock.

Stock Options
The following table summarizes the stock option activity for the period ended June 30, 2024:

	Number of Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Balances as of December 31, 2023	9,011,616	$6.99	6.0	$8,686
Options granted	687,483	3.37
Options forfeited and expired	(180,669)	14.90
Balances as of June 30, 2024	9,518,430	$6.58	5.6	$43
Options vested and exercisable — June 30, 2024	7,091,322	$5.58	4.7	$43
As of June 30, 2024, the Company had approximately $10.5 million of remaining unrecognized stock-based compensation expense for stock options, which is expected to be recognized over a weighted average period of 1.2 years.

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Restricted Stock Units
The following table summarizes the RSU activity for the period ended June 30, 2024:

	Number of RSUs Outstanding (1)	Weighted-Average Grant Date Fair Value Per Share
Balances as of December 31, 2023	11,159,272	$10.31
RSUs granted	8,744,460	2.11
RSUs vested	(6,654,406)	8.19
RSUs forfeited	(771,784)	6.57
Balances as of June 30, 2024	12,477,542	$5.92
(1) Includes certain restricted stock units with service and market-based vesting criteria.

As of June 30, 2024, the Company had approximately $59.0 million of remaining unrecognized stock-based compensation expense for RSUs, which is expected to be recognized over a weighted average period of 1.7 years.
During the three months ended March 31, 2024, the Company issued 3.0 million shares of fully vested RSU awards through the Company’s stock bonus program under the 2021 Plan.
Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense recorded in each component of operating expenses in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Sales and marketing	$1,244	$1,550	$2,358	$2,495
Research and development	2,585	2,548	4,116	4,266
General and administrative	2,981	5,822	8,710	10,361
Total stock-based compensation expense	$6,810	$9,920	$15,184	$17,122
Stock-based compensation expense associated with research and development of $0.7 million and $0.9 million corresponding to internal-use software, were capitalized during the three months ended June 30, 2024 and 2023, respectively. Stock-based compensation expense associated with research and development of $1.7 million and $1.8 million were capitalized as internal-use software during the six months ended June 30, 2024 and 2023, respectively.
During the three months ended June 30, 2024 stock-based compensation expense included stock modifications in connection with the separation agreements for certain of the Company’s executive officers. For the three months ended June 30, 2024, a net reduction of stock-based compensation expense of $2.0 million was recorded within general and administrative expense and an additional charge of $0.7 million was recorded within research and development expense.

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
10.NET (LOSS) INCOME PER SHARE
Net (loss) income per share is computed by dividing net (loss) income by the basic weighted-average number of shares outstanding during the period. Diluted net (loss) income per share is computed by dividing net income by the diluted weighted-average number of shares outstanding during the period and, accordingly, reflects the potential dilutive effect of all issuable shares of common stock, including as a result of stock options, restricted stock units, warrants and convertible notes. The diluted weighted-average number of shares used in our diluted net (loss) income per share calculation is determined using the treasury stock method for stock options, restricted stock units, and warrants, and the if-converted method for convertible notes. For periods in which we recognize losses, the calculation of diluted loss per share is the same as the calculation of basic loss per share.
The following table sets forth the computation of basic and diluted net (loss) income per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net (loss) income attributable to common stockholders	$(582,270)	$19,122	$(654,577)	$(25,656)

Numerator - Diluted:
Net (loss) income per share attributable to common stockholders, basic	$(582,270)	$19,122	$(654,577)	$(25,656)
Less: Gain on extinguishment of debt, net of tax	—	(59,133)	—	—
Net loss attributable to Stem common stockholders, diluted	$(582,270)	$(40,011)	$(654,577)	$(25,656)

Denominator:
Weighted-average number of shares outstanding used to compute net (loss) income per share attributable to common stockholders, basic	162,158,936	155,619,179	160,169,536	155,294,475
Dilutive potential common shares	—	185,774	—	—
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, diluted	162,158,936	155,804,953	160,169,536	155,294,475

Net (loss) income per share attributable to common stockholders, basic	$(3.59)	$0.12	$(4.09)	$(0.17)
Net loss per share attributable to common stockholders, diluted	$(3.59)	$(0.26)	$(4.09)	$(0.17)
The following table shows total outstanding potentially dilutive shares excluded from the computation of diluted net loss per share attributable to common stockholders as their effect would have been anti-dilutive, as of June 30, 2024 and 2023:

	June 30, 2024	June 30, 2023
Outstanding 2028 Convertible Notes (if converted)	10,157,181	10,157,181
Outstanding 2030 Convertible Notes (if converted)	33,673,584	33,673,584
Outstanding stock options	9,518,430	9,122,644
Outstanding warrants	2,533	2,533
Outstanding RSUs	12,477,542	12,051,192
Total	65,829,270	65,007,134

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
11.INCOME TAXES
The following table reflects the Company’s provision for income taxes and the effective tax rates for the periods presented below (in thousands, except effective tax rate):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(Loss) income before provision for income taxes	$(582,208)	$19,613	$(654,362)	$(25,256)
Provision for income taxes	$(62)	$(491)	$(215)	$(400)
Effective tax rate	(0.01)%	2.50%	(0.03)%	(1.60)%
For the three months ended June 30, 2024, the Company recognized a provision for income taxes of $62 thousand, representing an effective tax rate of (0.01)%, which was lower than the statutory federal tax rate because the Company maintains a valuation allowance on its U.S. deferred tax assets and recognized a nondeductible goodwill impairment. For the six months ended June 30, 2024, the Company recognized a provision for income taxes of $0.2 million, representing an effective tax rate of (0.03)%, which was lower than the statutory federal tax rate due to the valuation allowance on U.S. deferred tax assets and a nondeductible goodwill impairment. For the three months ended June 30, 2023, the Company recognized a provision for income taxes of $0.5 million, representing an effective tax rate of 2.50%, which was lower than the statutory federal tax rate because the Company maintains a valuation allowance on its U.S. deferred tax assets. For the six months ended June 30, 2023, the Company recognized a provision for income taxes of $0.4 million, representing an effective tax rate of (1.60)%, which was lower than the statutory federal tax rate due to a $0.3 million tax benefit from an acquisition for a partial valuation allowance release on U.S. deferred tax assets due to the deferred tax liability established in purchase accounting on acquired intangibles during the six months ended June 30, 2023.
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
Commitments
In June 2024, the Company recognized a $2.5 million operating lease liability and a corresponding operating lease right-of-use (“ROU”) asset, which are included in the unaudited condensed consolidated balance sheets as of June 30, 2024. The operating lease liability and operating lease ROU asset correspond to 6,508 square feet of leased office in San Francisco, California. As of the commencement date of the lease, the remaining lease term was 65 months. The lease agreement contemplates options to extend the non-cancelable lease term, which have been determined to be not reasonably certain to be exercised. Base rent is approximately $54,200 per month with escalating payments. Upon entering into this new lease, the Company subleased an existing office space which led to a right-of-use asset impairment of $2.1 million for the three months ended June 30, 2024.

Non-cancelable Purchase Obligations
During the three months ended June 30, 2024, there have been no material changes to our non-cancelable purchase obligations from those disclosed in Note 20. “Commitments and Contingencies” in the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 29, 2024.
Non-Income Related Taxes
The Company is finalizing its sales tax liability analysis for states in which it may be determined to have economic nexus. During the third quarter of 2023, the Company determined it was probable that the Company would be subject to sales tax liabilities plus applicable interest in certain states and estimated the probable tax liability to be $5.6 million, and accordingly, the Company accrued this amount as of June 30, 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q (the “Report”), as well as other statements we make, contains “forward-looking statements” within the meaning of the federal securities laws, which include any statements that are not historical facts. Such statements often contain words such as “expect,” “may,” “can,” “believe,” “predict,” “plan,” “potential,” “projected,” “projections,” “forecast,” “estimate,” “intend,” “anticipate,” “ambition,” “goal,” “target,” “think,” “should,” “could,” “would,” “will,” “hope,” “see,” “likely,” and other similar words.
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
Our total revenue decreased from $92.9 million for the three months ended June 30, 2023 to $34.0 million for the three months ended June 30, 2024. We incurred net losses of $582.3 million for the three months ended June 30, 2024 and generated net income of $19.1 million for the three months ended June 30, 2023. Our total revenue decreased from $160.4 million for the six months ended June 30, 2023 to $59.5 million for the six months ended June 30, 2024. For the six months ended June 30, 2024 and 2023, we incurred net losses of $654.6 million and $25.7 million, respectively. As of June 30, 2024, we had an accumulated deficit of $1,427.1 million.
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

Customer Concentration
We depend on a small number of significant customers for our sales, and a small number of customers have historically accounted for a material portion of our revenue. While we are committed to diversifying our customer base, we may continue to derive a significant portion of our revenue from a small number of customers. Loss of a significant customer, the inability to close (or a delay in closing) a significant contract at any time, or a significant reduction in pricing or order volume from a significant customer, have (in the case of contractual delays, resulted in material reductions in revenue and other adverse effects in certain quarters, and may do so in the future.
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
DevCo Joint Ventures
We, through an indirect wholly-owned development subsidiary, have entered into strategic joint ventures with qualified third parties to develop select energy storage generation projects (“DevCo Projects”), as more fully described above under Note 1 — Business, of the Notes to the unaudited condensed consolidated financial statements in this report. These projects sometimes require significant upfront investment by us and can involve a high degree of risk. If a DevCo Project fails to reach completion or is significantly delayed, we could lose all or a portion of our development capital investment. See “We Face Risks Related to our DevCo Business Model” in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 for additional information about certain risks related to these DevCo Projects.
Parent Company Guarantees
Prior to July 2023, we agreed in certain customer contracts, to provide a guarantee that the value of purchased hardware will not decline for a certain period of time, as more fully described above under Note 3 — Revenue, of the Notes to the unaudited condensed consolidated financial statements in this Report. We account for such contractual terms and guarantees as variable consideration at each measurement date. We update our estimates of variable consideration each quarter, including changes in estimates related to such guarantees, for facts or circumstances that have changed from the time of the initial estimate. As a result, the Company recorded a net revenue reduction of $33.1 million in hardware revenue during the six months ended June 30, 2024. The overall reduction in revenue was related to deliveries that occurred prior to the current fiscal year.
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
Decline in Lithium-Ion Battery Costs
Our revenue growth is directly tied to the continued adoption of energy storage systems by our customers. The cost of lithium-ion energy storage hardware has generally declined over the last decade, but increased demand and global supply chain constraints could cause price increases in the future. The market for energy storage is rapidly evolving, and while we believe costs will continue to decline over time, there is no guarantee. If costs do not continue to decline, or do not decline as quickly as we anticipate, this could adversely affect our ability to increase our revenue and grow our business. The United States Inflation Reduction Act of 2022 (the “IRA”) was signed into law in August 2022 and includes incentives and tax credits aimed at reducing the effects of climate change, such as a tax credit for stand-alone battery storage projects. The implementation of the IRA is expected to further reduce the cost of battery storage systems for certain customers; however, there are numerous restrictions and requirements associated with qualifying for the tax credits and other incentives available under the IRA, and we continue to assess Treasury Department and other guidance on how the IRA impacts our business.
Increase in Deployment of Renewables
Deployment of intermittent resources has accelerated over the last decade, and today, wind and solar have become a low cost energy source. We expect the cost of generating renewable energy to continue to decline and deployments of energy storage systems to increase. As renewable energy sources of energy production are expected to represent a larger proportion of energy generation, grid instability rises due to their intermittency, which can be addressed by energy storage solutions. The IRA is expected to further increase the deployment of renewable energy assets. We are continuing to evaluate the IRA and its requirements, including Treasury Department guidance, and its application to our business and our customers.
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

The following table provides a reconciliation of gross profit (loss) and margin (GAAP) to non-GAAP gross profit and margin (in millions, except for percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$34.0	$93.0	$59.5	$160.4
Cost of revenue	(24.6)	(81.1)	(74.3)	(147.5)
GAAP gross profit (loss)	9.4	11.9	(14.8)	12.9
GAAP gross margin (%)	28%	13%	(25)%	8%

Non-GAAP Gross Profit
GAAP Revenue	$34.0	$93.0	$59.5	$160.4
Add: Revenue constraint (1)	—	—	—	10.2
Add: Revenue reduction, net (2)	—	—	33.1	—
Subtotal	34.0	93.0	92.6	170.6
Less: Cost of revenue	(24.6)	(81.1)	(74.3)	(147.5)
Add: Amortization of capitalized software & developed technology	4.0	3.3	7.9	6.3
Add: Impairments	0.1	1.2	0.1	2.1
Add: Excess supplier costs (3)	—	—	1.0	—
Non-GAAP gross profit	$13.5	$16.4	$27.3	$31.5
Non-GAAP gross margin (%)	40%	18%	30%	18%
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
We calculate adjusted EBITDA as net (loss) income attributable to us before depreciation and amortization, including amortization of internally developed software, net interest expense, further adjusted to exclude stock-based compensation and other income and expense items, including the gain on extinguishment of debt, net, revenue constraint, reduction in revenue, excess supplier costs, change in fair value of derivative liability, impairment of goodwill, restructuring costs and income tax provision or benefit.
The following table provides a reconciliation of adjusted EBITDA to net (loss) income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Net (loss) income	$(582,270)	$19,122	$(654,577)	$(25,656)
Adjusted to exclude the following:
Depreciation and amortization (1)	13,651	12,609	24,805	24,567
Interest expense, net	4,631	3,903	9,338	5,680
Gain on extinguishment of debt, net	—	(59,121)	—	(59,121)
Stock-based compensation	6,810	9,920	15,184	17,122
Revenue constraint (2)	—	—	—	10,200
Revenue reduction, net (3)	—	—	33,128	—
Excess supplier costs (4)	—	—	1,012	—
Change in fair value of derivative liability	(1,477)	2,576	(1,477)	2,576
Impairment of goodwill	547,152	—	547,152	—
Provision for income taxes	62	491	215	400
Other expenses (5)	125	1,021	1,665	1,021
Adjusted EBITDA	$(11,316)	$(9,479)	$(23,555)	$(23,211)
(1) Depreciation and amortization includes depreciation and amortization expense, impairment loss of energy storage systems, impairment loss of project assets, and impairment loss of right-of-use assets.
(2) Refer to the discussion of revenue constraint in “— Non-GAAP Gross Profit and Margin” above.
(3) Refer to the discussion of reduction in revenue in “— Parent Company Guarantees” above.
(4) Refer to the discussion of excess supplier costs in “— Non-GAAP Gross Profit and Margin” above.
(5) Adjusted EBITDA for the six months ended June 30, 2024 reflects the exclusion of other expenses of $1.7 million. For the six months ended June 30, 2024, other expenses are comprised of $0.6 million of other non-recurring expenses, and $1.1 million for expenses related to restructuring costs to pursue greater efficiency and to realign our business and strategic priorities. Restructuring expenses consisted of employee severance and other exit costs.

Financial Results and Key Metrics
The following table presents our financial results and our key metrics (in millions, except for percentages and unless otherwise noted):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Key Financial Metrics
Revenue	$34.0	$93.0	$59.5	$160.4
GAAP gross profit (loss)	$9.4	$11.9	$(14.8)	$12.9
GAAP gross margin (%)	28%	13%	(25)%	8%
Non-GAAP gross profit	$13.5	$16.4	$27.3	$31.5
Non-GAAP gross margin (%)	40%	18%	30%	18%
Net (loss) income	$(582.3)	$19.1	$(654.6)	$(25.7)
Adjusted EBITDA	$(11.3)	$(9.5)	$(23.6)	$(23.2)

Key Operating Metrics
Bookings (1)	$25.4	$236.4	$49.2	$599.9
Contracted backlog* (2)	$1,578.5	$1,364.3	$1,578.5	$1,364.3
Contracted storage AUM (in GWh)*	5.8	3.8	5.8	3.8
Solar monitoring AUM (in GW)* (3)	26.9	26.0	26.9	26.0
CARR* (4)	$90.1	74.9	$90.1	$74.9
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
Gross Profit (Loss)
Our gross profit (loss) fluctuates significantly from quarter to quarter. Gross profit (loss), calculated as revenue less costs of revenue, has been, and will continue to be, affected by various factors, including fluctuations in the amount and mix of revenue and the amount and timing of investments to expand our customer base. Over the long term, we hope to increase both our gross profit in absolute dollars and gross margin as a percentage of revenue through enhanced operational efficiency and economies of scale.
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
Impairment of Goodwill
Impairment of goodwill represents impairment chargers as a result of the carrying amount being greater than the fair value.
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
Change in Fair Value of Derivative Liability
Change in fair value of derivative liability is related to the revaluation of a derivative feature within a revenue contract, whereby final settlement is indexed to the price per ton of lithium carbonate.
Other Income, Net
Other income, net consists primarily of income from equity investments and foreign exchange gains or losses.

Results of Operations for the Three Months Ended June 30, 2024 and 2023

	Three Months Ended June 30,		$ Change	% Change
	2024	2023
	(in thousands, except percentages)
Revenue
Services and other revenue	$15,103	$16,360	$(1,257)	(8)%
Hardware revenue	18,896	76,586	(57,690)	(75)%
Total revenue	33,999	92,946	(58,947)	(63)%
Cost of Revenue
Cost of services and other revenue	10,955	11,756	(801)	(7)%
Cost of hardware revenue	13,669	69,319	(55,650)	(80)%
Total cost of revenue	24,624	81,075	(56,451)	(70)%
Gross profit (loss)	9,375	11,871	(2,496)	(21)%
Operating expenses:
Sales and marketing	10,944	13,680	(2,736)	(20)%
Research and development	15,281	14,156	1,125	8%
General and administrative	15,846	18,904	(3,058)	(16)%
Impairment of goodwill	547,152	—	547,152	*
Total operating expenses	589,223	46,740	542,483	1,161%
Loss from operations	(579,848)	(34,869)	(544,979)	1,563%
Other (expense) income, net:
Interest expense, net	(4,631)	(3,903)	(728)	19%
Gain on extinguishment of debt, net	—	59,121	(59,121)	*
Change in fair value of derivative liability	1,477	(2,576)	4,053	(157)%
Other income, net	794	1,840	(1,046)	(57)%
Total other (expense) income, net	(2,360)	54,482	(56,842)	(104)%
(Loss) income before provision for income taxes	(582,208)	19,613	(601,821)	(3,068)%
Provision for income taxes	(62)	(491)	429	(87)%
Net (loss) income	$(582,270)	$19,122	$(601,392)	(3,145)%
*Percentage is not meaningful
Revenue
Revenue decreased by $58.9 million, or 63%, for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. The decrease was primarily driven by a $57.7 million decrease in hardware revenue primarily from a decrease in demand for hardware systems due to extensions of certain project-related timelines including interconnection and financing related delays. Services and other revenue also decreased by $1.3 million primarily due to prior year decommissioning of systems.
Cost of Revenue
Cost of revenue decreased by $56.5 million, or 70%, for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. The decrease was primarily driven by a decrease in cost of hardware revenue of $55.7 million due to the decrease in demand for systems and a reduction in cost of materials as a result of improved lithium prices. Cost of services and other revenue also decreased by $0.8 million, primarily due to lower solar cloud service costs.

Operating Expenses
Sales and Marketing
Sales and marketing expense decreased by $2.7 million, or 20%, for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. The decrease was primarily due to a decrease of $1.1 million in personnel related expenses mainly from a decrease in sales commissions and a decrease of $1.6 million in professional services and office-related expenses.
Research and Development
Research and development expense increased by $1.1 million, or 8%, for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. The increase was primarily due to an increase of $0.7 million in professional services and other expenses and an increase of $0.4 million in personnel related expenses as a result of higher headcount.
General and Administrative
General and administrative expense decreased by $3.1 million, or 16%, for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. The decrease was primarily driven by a decrease of $2.8 million in personnel costs driven by lower stock-based compensation expense and a decrease of $0.3 million in office-related costs.
Impairment of Goodwill
During the three months ended June 30, 2024, we recorded an impairment of goodwill of $547.2 million as the carrying amount of the reporting unit exceeded its fair value.
Other (Expense) Income, Net
Interest Expense, Net
Interest expense increased by $0.7 million, or 19%, for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. The increase was primarily driven by the accretion of the discount on short-term investments of $0.8 million, partially offset by a decrease of $0.1 million in interest on financing obligations.
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
Change in Fair Value of Derivative Liability
During the three months ended June 30, 2024, we realized gains of $1.5 million relating to the settlement of our derivative liability related to customers contracts, as compared to unrealized losses of $2.6 million during the three months ended June 30, 2023 due to the change in the price per ton of lithium carbonate.
Other Income, Net
Other income, net decreased by $1.0 million, or 57% for the three months ended June 30, 2024, as compared to three months ended June 30, 2023 primarily due to a decrease of $0.5 million in accrued interest income from investments and a decrease of $0.5 million in gains on sales of assets.
Provision for Income Taxes
During the three months ended June 30, 2024, we recorded a provision for income taxes of $62 thousand primarily as a result of foreign and state income tax expense. During the three months ended June 30, 2023, we recorded a provision for income taxes of $0.5 million as a result of income tax expense from the gain on extinguishment of 2028 Convertible Notes during the second quarter of 2023.

Results of Operations for the Six Months Ended June 30, 2024 and 2023

	Six Months Ended June 30,		$ Change	% Change
	2024	2023
	(in thousands, except percentages)
Revenue
Services and other revenue	$29,943	$31,033	$(1,090)	(4)%
Hardware revenue	29,525	129,318	(99,793)	(77)%
Total revenue	59,468	160,351	(100,883)	(63)%
Cost of revenue
Cost of services and other revenue	20,939	23,260	(2,321)	(10)%
Cost of hardware revenue	53,345	124,226	(70,881)	(57)%
Total cost of revenue	74,284	147,486	(73,202)	(50)%
Gross profit (loss)	(14,816)	12,865	(27,681)	(215)%
Operating expenses:
Sales and marketing	22,070	26,086	(4,016)	(15)%
Research and development	29,417	27,600	1,817	7%
General and administrative	34,406	36,701	(2,295)	(6)%
Impairment of goodwill	547,152	—	547,152	*
Total operating expenses	633,045	90,387	542,658	600%
Loss from operations	(647,861)	(77,522)	(570,339)	736%
Other (expense) income, net:
Interest expense, net	(9,338)	(5,680)	(3,658)	64%
Gain on extinguishment of debt, net	—	59,121	(59,121)	*
Change in fair value of derivative liability	1,477	(2,576)	4,053	(157)%
Other income, net	1,360	1,401	(41)	(3)%
Total other (expense) income, net	(6,501)	52,266	(58,767)	(112)%
(Loss) income before provision for income taxes	(654,362)	(25,256)	(629,106)	2,491%
Provision for income taxes	(215)	(400)	185	(46)%
Net (loss) income	$(654,577)	$(25,656)	$(628,921)	2451%
*Percentage is not meaningful
Revenue
Revenue decreased by $100.9 million, or 63%, for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The decrease was driven by a $99.8 million decrease in hardware revenue primarily due to variable consideration adjustments of $33.1 million related to parent company guarantees as discussed in Note 3 — Revenue, and a $66.7 million decrease primarily the result of a decrease in demand for hardware systems and extensions of certain project-related timelines. Services and other revenue decreased by $1.1 million primarily due to a decrease in solar subscription services revenue from existing and new customers.
Cost of Revenue
Cost of revenue decreased by $73.2 million, or 50%, for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The decrease was primarily driven by a decrease in cost of hardware revenue of $70.9 million due to a reduction in cost of materials as a result of improved lithium prices and a change in the mix of hardware and service offerings. Cost of services and other revenue also decreased by $2.3 million primarily due to providing services at reduced costs.

Operating Expenses
Sales and Marketing
Sales and marketing expense decreased by $4.0 million, or 15%, for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The decrease was due to a decrease of $2.9 million in professional services, mainly from a decrease in advisory services, and office-related expenses as a result of marketing related subscription cancellations, and a decrease of $1.1 million in personnel related expenses due to a decrease in headcount.
Research and Development
Research and development expense increased by $1.8 million, or 7%, for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The increase was due to an increase of $1.2 million in personnel related expenses as a result of higher headcount and an increase of $0.7 million in professional services and other expenses.
General and Administrative
General and administrative expense decreased by $2.3 million, or 6%, for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The decrease was primarily driven by a decrease of $1.2 million in personnel related expenses drive by a decrease in stock-based compensation expense and a decrease of $1.1 million in office-related expenses.
Impairment of Goodwill
During the six months ended June 30, 2024, we recorded an impairment of goodwill of $547.2 million as the carrying amount of the reporting unit exceeded its fair value.
Other (Expense) Income, Net
Interest Expense, Net
Interest expense, net increased by $3.7 million, or 64%, for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The increase was primarily driven by an increase of $2.5 million in interest on our convertible notes, and the accretion of the discount on short-term investments of $1.5 million, partially offset by a decrease of $0.3 million in interest on financing obligations.
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
Change in Fair Value of Derivative Liability
During the six months ended June 30, 2024, we realized gains of $1.5 million relating to the settlement of our derivative liability related to customers contracts, as compared to unrealized losses of $2.6 million during the six months ended June 30, 2023 due to the change in the price per ton of lithium carbonate.
Other Income, Net
Other income, net of $1.4 million for the six months ended June 30, 2024, was consistent with the six months ended June 30, 2023.
Provision for Income Taxes
During the six months ended June 30, 2024, we recorded a provision for income taxes of $0.2 million primarily as a result of state income tax expense. During the six months ended June 30, 2023, we recorded a $0.4 million provision for income taxes primarily as a result of foreign and state income tax expense from the gain on extinguishment of 2028 Convertible Notes during the second quarter of 2023, which was offset by a partial release of our deferred tax asset valuation due to an acquisition during the first quarter of 2023.

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
As of June 30, 2024, our principal sources of liquidity were cash and cash equivalents of $89.6 million, which were held for working capital purposes and for investment growth opportunities. As of June 30, 2024, we had net accounts receivable of $206.4 million and our working capital, which we define as current assets less current liabilities, was $143.3 million. We believe that our cash position is sufficient to meet our capital and liquidity requirements for at least the next 12 months.
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
Financing Obligations
We have entered into arrangements wherein we finance the cost of energy storage systems via special purpose entities (“SPEs”) we establish with outside investors. These SPEs are not consolidated into our financial statements, but are accounted for as equity method investments. The investors provide us upfront payments through the SPEs. Under these arrangements, the payment by the SPEs to us is accounted for as a borrowing by recording the proceeds received as a financing obligation. The financing obligation is repaid with the future customer payments and incentives received. A portion of the amounts paid to the SPE is allocated to interest expense using the effective interest rate method. Furthermore, we continue to account for the revenues from customer arrangements and incentives and all associated costs despite such systems being legally sold to the SPEs due to our significant continuing involvement in the operations of the energy storage systems. The total financing obligation as of June 30, 2024 was $62.5 million, of which $15.1 million was classified as a current liability.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(12,507)	$(201,239)
Net cash provided by investing activities	1,465	88,469
Net cash (used in) provided by financing activities	(4,185)	100,279
Effect of exchange rate changes on cash, cash equivalents and restricted cash	187	(7)
Net increase in cash, cash equivalents and restricted cash	$(15,040)	$(12,498)
Operating Activities
During the six months ended June 30, 2024, net cash used in operating activities was $12.5 million, primarily due to our net loss of $654.6 million, adjusted for non-cash items of $586.7 million and net cash inflow of $55.4 million from changes in operating assets and liabilities. Non-cash items primarily consisted of depreciation and amortization of $22.2 million, non-cash interest expense of $1.0 million related to debt issuance costs, stock-based compensation expense of $15.2 million, non-cash lease expense of $1.5 million, impairment of energy storage systems of $0.1 million, impairment of right-of-use assets of $2.1 million, impairment of goodwill of $547.2 million and other non-cash items of $0.4 million, partially offset by a change in fair value of derivative liability of $1.5 million, and a provision for accounts receivable allowance of $1.5 million. The net cash inflow from changes in operating assets and liabilities was primarily driven by a decrease in accounts receivable of $97.8 million partially from a $33.1 million variable consideration adjustment, a decrease in deferred costs with suppliers of $0.4 million, a decrease in other assets of $0.7 million, and an increase in deferred revenue of $4.3 million, partially offset by an increase in inventory of $6.5 million, an increase in contract origination costs of $0.7 million, an increase in project assets of

$10.8 million, a decrease in accounts payable of $14.9 million, a decrease in accrued expenses and other liabilities of $13.3 million, and a decrease in lease liabilities of $1.5 million.
During the six months ended June 30, 2023, net cash used in operating activities was $201.2 million, primarily due to our net loss of $25.7 million, adjusted by non-cash charges of $10.8 million and net cash outflow of $164.8 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of a gain on extinguishment of debt, net of $59.1 million, net accretion of the discount on investments of $1.3 million, an income tax benefit of $0.3 million, and other non-cash items of $0.4 million, partially offset by depreciation and amortization of $22.4 million, non-cash interest expense of $1.6 million, related to debt issuance costs, stock-based compensation expense of $17.1 million, change in fair value of derivative liability of $2.6 million, impairment of energy storage systems of $2.1 million, non-cash lease expense of $1.4 million, provision for accounts receivable allowance of $1.7 million, and net recognized loss on investments of $1.6 million. The net cash outflow from changes in operating assets and liabilities was primarily driven by an increase in accounts receivable of $72.2 million, an increase in inventory of $137.1 million, an increase in other assets of $17.8 million, an increase in contract origination costs of $2.3 million, an increase in project assets of $2.8 million, a decrease in accrued expenses and other liabilities of $35.1 million, and a decrease in lease liabilities of $1.3 million, partially offset by a decrease in deferred costs with suppliers of $28.8 million, for future hardware orders, an increase in accounts payable of $19.0 million due to the timing of payments, and an increase in deferred revenue of $56.0 million.
Investing Activities
During the six months ended June 30, 2024, net cash provided by investing activities was $1.5 million, and primarily consisted of $8.3 million in proceeds from maturities of available-for-sale investments, partially offset by $6.6 million in capital expenditures on internally-developed software, and $0.2 million in purchases of property and equipment.
During the six months ended June 30, 2023, net cash provided by investing activities was $88.5 million, and primarily consisted of $100.6 million in net sales of available-for-sale investments, partially offset by $1.8 million used for an acquisition, net of cash acquired, $2.6 million in purchases of energy systems, $7.4 million in capital expenditures on internally-developed software, and $0.3 million in purchases of property and equipment.
Financing Activities
During the six months ended June 30, 2024, net cash used in financing activities was $4.2 million, and consisted of the repayment of financing obligations of $4.2 million.
During the six months ended June 30, 2023, net cash provided by financing activities was $100.3 million, and primarily consisted of net proceeds from the issuance of convertible notes of $132.6 million and proceeds from the exercise of stock options of $0.2 million, partially offset by the purchase of capped calls of $27.8 million, the repayment of financing obligations of $2.6 million, a repayment of notes payable of $2.1 million, and a redemption of non-controlling interests of $0.1 million.
Contractual Obligations and Commitments
As of June 30, 2024, except for the operating lease liability discussed in Note 12 — Commitments and Contingencies, there have been no material changes to our contractual obligations described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Off-Balance Sheet Arrangements
We are not a party to any off-balance sheet arrangements, including guarantee contracts, retained or contingent interests, or unconsolidated VIEs that either have, or would reasonably be expected to have, a current or future material adverse effect on our unaudited condensed consolidated financial statements.
Critical Accounting Policies and Estimates
A summary of our critical accounting policies and estimates is presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and there have been no material changes to our critical accounting estimates during the three and six months ended June 30, 2024.
Recent Accounting Pronouncements
As of June 30, 2024, there have been no material changes to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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
Based on management’s evaluation (under the supervision and with the participation of our CEO and our CFO) of the effectiveness of the design and operation of our Disclosure Controls as of June 30, 2024, our CEO and CFO have concluded that our Disclosure Controls were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the second quarter of 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(c) Trading Plans. During the three months ended June 30, 2024, no Section 16 officer or director of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K promulgated under the Exchange Act).

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation, dated April 28, 2021 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 4, 2021).
3.2	Amended and Restated Bylaws, dated October 27, 2022 (incorporated by reference to Exhibit 3 to the Current Report on Form 8-K filed on October 31, 2022).
10.1	Stem, Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 filed on May 29, 2024.
10.2*	Form of Stock Option Agreement under the Stem, Inc. 2009 Equity Incentive Plan
10.3*	Form of Stock Option Agreement under the Stem, Inc. 2021 Equity Incentive Plan
10.4*	Form of Stock Option Agreement under the Stem, Inc. 2024 Equity Incentive Plan
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*Filed herewith
**Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on August 6, 2024.

STEM, INC.

By:	/s/ William Bush
William Bush
Chief Financial Officer
(Principal Financial Officer)