Form 10-Q
period 2024-09-30
STEM, INC.
filed 2024-10-31
CIK 1758766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————————————
FORM 10-Q
—————————————————

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Outstanding as of October 23, 2024
Common Stock, $0.0001 par value per share	162,754,034

STEM, INC.
Quarterly Report on Form 10-Q
For the Period Ended September 30, 2024

Part I - Financial Information
ITEM 1. FINANCIAL STATEMENTS
STEM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023

ASSETS
Current assets:
Cash and cash equivalents	$75,364	$105,375
Short-term investments	—	8,219
Accounts receivable, net of allowances of $2,341 and $4,904 as of September 30, 2024 and December 31, 2023, respectively	92,659	302,848
Inventory	33,950	26,665
Deferred costs with suppliers	15,237	20,555
Other current assets	10,320	9,303
Total current assets	227,530	472,965
Energy storage systems, net	63,663	74,418
Contract origination costs, net	9,746	11,119
Goodwill	—	547,205
Intangible assets, net	148,183	157,146
Operating lease right-of-use assets	12,065	12,255
Other noncurrent assets	76,648	81,869
Total assets	$537,835	$1,356,977
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$47,363	$78,277
Accrued liabilities	57,648	76,873
Accrued payroll	10,265	14,372
Financing obligation, current portion	15,037	14,835
Deferred revenue, current portion	70,766	53,997
Other current liabilities	5,905	12,726
Total current liabilities	206,984	251,080
Deferred revenue, noncurrent	86,799	88,650
Asset retirement obligation	4,150	4,052
Convertible notes, noncurrent	525,345	523,633
Financing obligation, noncurrent	44,662	52,010
Lease liabilities, noncurrent	12,807	10,455
Other liabilities	643	416
Total liabilities	881,390	930,296
Commitments and contingencies (Note 12)
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized as of September 30, 2024 and December 31, 2023; zero shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 162,714,738 and 155,932,880 issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	16	16
Additional paid-in capital	1,230,957	1,198,716
Accumulated other comprehensive income (loss)	302	(42)
Accumulated deficit	(1,575,371)	(772,494)
Total Stem’s stockholders’ equity (deficit)	(344,096)	426,196
Non-controlling interests	541	485
Total stockholders’ equity (deficit)	(343,555)	426,681
Total liabilities and stockholders’ equity (deficit)	$537,835	$1,356,977
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STEM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue
Services and other revenue	$22,143	$16,597	$52,086	$47,630
Hardware revenue	7,148	117,143	36,673	246,461
Total revenue	29,291	133,740	88,759	294,091
Cost of Revenue
Cost of services and other revenue	15,687	13,684	36,626	36,944
Cost of hardware revenue	7,408	140,347	60,753	264,573
Total cost of revenue	23,095	154,031	97,379	301,517
Gross profit (loss)	6,196	(20,291)	(8,620)	(7,426)
Operating expenses:
Sales and marketing	8,216	11,605	30,286	37,691
Research and development	11,086	14,420	40,503	42,020
General and administrative	27,212	21,955	61,618	58,656
Impairment of parent company guarantees	104,134	—	104,134	—
Impairment of goodwill	—	—	547,152	—
Total operating expenses	150,648	47,980	783,693	138,367
Loss from operations	(144,452)	(68,271)	(792,313)	(145,793)
Other (expense) income, net:
Interest expense	(4,512)	(4,405)	(13,850)	(10,085)
Gain on extinguishment of debt, net	—	—	—	59,121
Change in fair value of derivative liability	—	(5,155)	1,477	(7,731)
Other income, net	793	713	2,153	2,114
Total other (expense) income, net	(3,719)	(8,847)	(10,220)	43,419
Loss before (provision for) benefit from income taxes	(148,171)	(77,118)	(802,533)	(102,374)
(Provision for) benefit from income taxes	(129)	46	(344)	(354)
Net loss	$(148,300)	$(77,072)	$(802,877)	$(102,728)

Net loss per share attributable to common stockholders, basic and diluted	$(0.91)	$(0.49)	$(4.99)	$(0.66)

Weighted-average shares used in computing net loss per share to common stockholders, basic and diluted	162,633,996	155,829,348	160,997,019	155,474,725

The accompanying notes are an integral part of these condensed consolidated financial statements.

STEM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(148,300)	$(77,072)	$(802,877)	$(102,728)
Other comprehensive loss:
Unrealized gain on available-for-sale securities	—	60	3	1,650
Foreign currency translation adjustment	208	51	341	45
Total other comprehensive loss	$(148,092)	$(76,961)	$(802,533)	$(101,033)
The accompanying notes are an integral part of these condensed consolidated financial statements.

STEM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Non-controlling Interests	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of January 1, 2024	155,932,880	$16	$1,198,716	$(42)	$(772,494)	$485	$426,681
Issuance of common stock upon release of restricted stock units	2,632,464	—	—	—	—	—	—
Issuance of fully vested restricted stock units for employee bonuses (Note 9)	2,961,438	—	8,114	—	—	—	8,114
Stock-based compensation	—	—	9,367	—	—	—	9,367
Unrealized gain on available-for-sale securities	—	—	—	3	—	—	3
Foreign currency translation adjustments	—	—	—	193	—	—	193
Net loss	—	—	—	—	(72,307)	—	(72,307)
Balance as of March 31, 2024	161,526,782	16	1,216,197	154	(844,801)	485	372,051
Issuance of common stock upon release of restricted stock units	1,060,744	—	—	—	—	—	—
Stock-based compensation	—	—	7,542	—	—	—	7,542
Foreign currency translation adjustments	—	—	—	(60)	—	—	(60)
Net loss	—	—	—	—	(582,270)	—	(582,270)
Balance as of June 30, 2024	162,587,526	16	1,223,739	94	(1,427,071)	485	(202,737)
Issuance of common stock upon release of restricted stock units	127,212	—	—	—	—	—	—
Stock-based compensation	—	—	7,218	—	—	—	7,218
Foreign currency translation adjustments	—	—	—	208	—	—	208
Contributions from non-controlling interests	—	—	—	—	—	56	56
Net loss	—	—	—	—	(148,300)	—	(148,300)
Balance as of September 30, 2024	162,714,738	$16	$1,230,957	$302	$(1,575,371)	$541	$(343,555)

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 1, 2023	154,540,197	$15	$1,185,364	$(1,672)	$(632,081)	$541	$552,167
Stock option exercises, net of statutory tax withholdings	65,045	—	149	—	—	—	149
Issuance of common stock upon release of restricted stock units	903,061	1	—	—	—	—	1
Stock-based compensation	—	—	8,108	—	—	—	8,108
Unrealized gain on available-for-sale securities	—	—	—	1,543	—	—	1,543
Foreign currency translation adjustments	—	—	—	127	—	—	127
Redemption of non-controlling interests	—	—	—	—	—	(72)	(72)
Net loss	—	—	—	—	(44,778)	—	(44,778)
Balance as of March 31, 2023	155,508,303	16	1,193,621	(2)	(676,859)	469	517,245
Stock option exercises, net of statutory tax withholdings	39,528	—	80	—	—	—	80
Issuance of common stock upon release of restricted stock units	248,580	—	—	—	—	—	—
Stock-based compensation	—	—	10,817	—	—	—	10,817
Purchase of capped call options (Note 8)	—	—	(27,840)	—	—	—	(27,840)
Unrealized gain on available-for-sale securities	—	—	—	47	—	—	47
Foreign currency translation adjustments	—	—	—	(133)	—	—	(133)
Contributions from non-controlling interests	—	—	—	—	—	6	6
Net income	—	—	—	—	19,122	—	19,122
June 30, 2023	155,796,411	$16	$1,176,678	$(88)	$(657,737)	$475	$519,344
Stock option exercises, net of statutory tax withholdings	12,144	—	28	—	—	—	28
Issuance of common stock upon release of restricted stock units	74,533	—	—	—	—	—	—
Stock-based compensation	—	—	10,922	—	—	—	10,922
Unrealized gain on available-for-sale securities	—	—	—	60	—	—	60
Foreign currency translation adjustments	—	—	—	51	—	—	51
Contributions from non-controlling interests	—	—	—	—	—	10	10
Net loss	—	—	—	—	(77,072)	—	(77,072)
September 30, 2023	155,883,088	$16	$1,187,628	$23	$(734,809)	$485	$453,343
The accompanying notes are an integral part of these condensed consolidated financial statements.

STEM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2024	2023
OPERATING ACTIVITIES
Net loss	$(802,877)	$(102,728)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	33,227	33,593
Non-cash interest expense, including interest expenses associated with debt issuance costs	1,565	1,969
Stock-based compensation	21,716	28,320
Change in fair value of derivative liability	(1,477)	7,731
Non-cash lease expense	2,251	2,162
Accretion of asset retirement obligations	177	178
Impairment loss of energy storage systems	357	2,347
Impairment loss of project assets	641	158
Impairment loss of right-of-use assets	2,096	—
Impairment of parent company guarantees	104,134	—
Impairment of goodwill	547,152	—
Net accretion of discount on investments	(29)	(1,672)
Income tax benefit from release of valuation allowance	—	(335)
(Recovery of) provision for credit losses on accounts receivable	(3,229)	1,754
Net loss on investments	—	1,561
Gain on extinguishment of debt, net	—	(59,121)
Other	(157)	(831)
Changes in operating assets and liabilities:
Accounts receivable	106,920	(67,029)
Inventory	(7,285)	(57,282)
Deferred costs with suppliers	5,318	30,579
Other assets	7,129	(17,947)
Contract origination costs, net	(927)	(4,184)
Project assets	(7,382)	(2,827)
Accounts payable	(30,675)	1,771
Accrued expenses and other liabilities	(19,935)	(28,910)
Deferred revenue	21,531	27,630
Lease liabilities	(2,181)	(2,135)
Net cash used in operating activities	(21,940)	(205,248)
INVESTING ACTIVITIES
Acquisitions, net of cash acquired	—	(1,847)
Purchase of available-for-sale investments	—	(58,034)
Proceeds from maturities of available-for-sale investments	8,250	119,650
Proceeds from sales of available-for-sale investments	—	73,917
Purchase of energy storage systems	—	(2,912)
Capital expenditures on internally-developed software	(8,868)	(10,123)
Purchase of property and equipment	(228)	(395)
Net cash (used in) provided by investing activities	(846)	120,256
FINANCING ACTIVITIES
Proceeds from exercise of stock options and warrants	—	257
Repayment of financing obligations	(6,998)	(7,766)
Proceeds from issuance of convertible notes, net of issuance costs of $0 and $7,601 for the nine months ended September 30, 2024 and 2023, respectively	—	232,399
Repayment of convertible notes	—	(99,754)
Purchase of capped call options	—	(27,840)
Investment from (redemption of) non-controlling interests, net	56	(56)
Repayment of notes payable	—	(2,101)
Net cash (used in) provided by financing activities	(6,942)	95,139
Effect of exchange rate changes on cash, cash equivalents and restricted cash	403	114
Net (decrease) increase in cash, cash equivalents and restricted cash	(29,325)	10,261
Cash, cash equivalents and restricted cash, beginning of year	106,475	87,903
Cash, cash equivalents and restricted cash, end of period	$77,150	$98,164
The accompanying notes are an integral part of these condensed consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$9,387	$4,070
NON-CASH INVESTING AND FINANCING ACTIVITIES
Change in asset retirement costs and asset retirement obligation	$79	$354
Purchases of energy storage systems in accounts payable	$255	$78
Right-of-use asset obtained in exchange for lease liability	$4,166	$2,782
Stock-based compensation capitalized to internal-use software	$2,425	$3,033

RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH WITHIN THE UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS TO THE AMOUNTS SHOWN IN THE STATEMENTS OF CASH FLOWS ABOVE:
Cash and cash equivalents	$75,364	$97,064
Restricted cash included in other noncurrent assets	1,786	1,100
Total cash, cash equivalents, and restricted cash	$77,150	$98,164
The accompanying notes are an integral part of these condensed consolidated financial statements.

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.BUSINESS
Description of the Business
Stem, Inc. (“Stem,” the “Company,” “we,” “us,” or “our”) is a global leader in artificial intelligence (“AI”)-driven software and services that enable its customers to plan, deploy, and operate clean energy assets. We offer a comprehensive suite of solutions that transform how solar and energy storage projects are developed, built, and operated, including (i) an integrated suite of software and edge products, and (ii) full-lifecycle energy services from a team of experts. More than 16,000 global customers rely on Stem to maximize the value of their clean energy projects and portfolios.
Our suite of software applications is enabled by our AI platform, Athena®. Each application serves a different purpose in helping customers to maximize the value of their energy assets. Our asset performance management (APM) software, PowerTrack™ APM, is a unified solution that empowers asset owners and operators to efficiently manage complex storage, solar, and hybrid portfolios for optimal performance. Our Energy Management System (EMS) software, PowerCore™ EMS, is a technology-agnostic, edge-to-cloud integration solution for monitoring, managing, and controlling energy storage and hybrid systems for maximum performance and reliability. Our energy optimization software, PowerBidder™ Pro, combines Athena’s wholesale market bidding engine with a web application, allowing users to leverage Athena AI and automation with our experience as a trusted operator. Our commercial- and utility-scale edge hardware solutions are original equipment manufacturers (“OEMs”)-agnostic devices used to connect customers’ solar and storage assets to our software applications in a unified view.
To help our customers achieve long-term performance and profitability goals for their energy projects, we also provide advisory services spanning development and engineering, procurement and integration, and performance and operation services. In the early stages of project planning, our experts help lay a solid foundation for our customers’ solar and storage projects by guiding the design and ensuring informed decision-making. During the building stage, we provide guidance for hardware procurement and integration for timely deployment. After assets are operational, we enable optimal economic and technical returns with managed energy services like trading and bidding strategies, wholesale market participation, performance reporting, system warranties, and more.
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
Liquidity
As of September 30, 2024, we had cash and cash equivalents of $75.4 million, an accumulated deficit of $1,575.4 million, net accounts receivable of $92.7 million, and working capital, which we define as current assets less current liabilities, of $20.5 million. During the nine months ended September 30, 2024, we incurred a net loss of $802.9 million and had negative cash flows from operating activities of $21.9 million. As of September 30, 2024, our principal sources of liquidity were cash and cash equivalents totaling $75.4 million, which were held for working capital purposes and for investment growth opportunities. As of September 30, 2024, we believe that our cash position, as well as expected collections from accounts receivable, is sufficient to meet capital and liquidity requirements for at least the next 12 months.
Our business prospects are subject to various risks, expenses, and uncertainties, including those discussed in Part II. Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024 and in Part I. Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The attainment of profitable operations is dependent upon future events, including successfully transitioning to a new software and services-oriented strategy, the successful delivery of AI-enabled software and edge device capabilities to our customers, regaining and maintaining compliance with the New York Stock Exchange’s continuing listing standards, securing new customers and maintaining current ones, securing and maintaining adequate supplier relationships, building our customer base, successfully executing our business and marketing strategy, and hiring and retaining appropriate personnel. Failure to generate sufficient revenues, achieve planned gross margins and operating profitability, control operating costs, or secure additional funding may require us to modify, delay or abandon some of our planned future expansion or development, or to otherwise enact operating cost reductions available to management, which could have a material adverse effect on our business, operating results and financial condition.

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X, assuming the Company will continue as a going concern. Accordingly, the consolidated balance sheet at December 31, 2023 has been derived from the audited financial statements at that date, but certain notes or other information that are normally required by GAAP have been omitted if they substantially duplicate the disclosures contained in the Company’s annual audited consolidated financial statements. In the opinion of the Company’s management, all normal and recurring adjustments considered necessary for a fair statement of the results for the interim period presented have been included in the accompanying unaudited condensed consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2023. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or for any other future interim period or year.
Principles of Consolidation
The unaudited condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and consolidated variable interest entities (“VIEs”). The Company presents non-controlling interests within the equity section of its unaudited condensed consolidated balance sheets, and the amount of consolidated net loss that is attributable to the Company and the non-controlling interest in its unaudited condensed consolidated statements of operations. All intercompany balances and transactions have been eliminated in consolidation.
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
Beginning in January 2022, the Company entered into strategic joint ventures through indirect wholly-owned development subsidiaries of the Company (“DevCo JVs”) with the purpose of originating potential battery storage facility projects in specific locations and conducting early-stage planning and development activities. The Company determined that the DevCo JVs are VIEs, as they lack sufficient equity to finance their activities without additional financial support. The Company determined that it has both (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (2) the obligation to absorb losses or receive benefits from the VIE that could potentially be significant. Accordingly, the Company has determined that it is the primary beneficiary of the DevCo JVs, and as a result, the DevCo JVs’ operating results, assets and liabilities are consolidated by the Company, with third party minority owners’ share presented as noncontrolling interest. The Company applied the hypothetical liquidation at book value method in allocating recorded net income (loss) to

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
each owner based on the change in the reporting period, of the amount of net assets of the entity to which each owner would be entitled to under the governing contracts in a liquidation scenario.
The following table summarizes the carrying values of the assets and liabilities of the DevCo JVs that are consolidated by the Company as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$2,213	$2,191
Other current assets	5	30
Other noncurrent assets	15,166	8,424
Total assets	17,384	10,645
Liabilities
Accounts payable	291	1,405
Other current liabilities	225	1,892
Total liabilities	$516	$3,297
The Company did not make any material capital investment contributions during the nine months ended September 30, 2024. For the nine months ended September 30, 2023, the Company contributed approximately $6.6 million in capital investments for hardware purchases. The net income from the DevCo JVs was immaterial during the three and nine months ended September 30, 2024, and was $1.2 million and $1.4 million during the three and nine months ended September 30, 2023, respectively.
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
Segment Information
Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Interim Chief Executive Officer is the CODM. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, management has determined that the Company operates as one operating segment that is focused exclusively on innovative technology services that transform the way energy is distributed and consumed. Net assets outside of the U.S. were less than 10% of total net assets as of September 30, 2024 and December 31, 2023.

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
At times, the Company may be subject to a concentration of credit risk in relation to certain customers due to the purchase of large energy storage systems made by such customers. The Company routinely assesses the creditworthiness of its customers. The Company wrote-off $104.1 million of billed and unbilled accounts receivables that were deemed to be uncollectible (See Note 3 — Revenue). The Company did not experience material losses related to receivables from individual customers, or groups of customers during the nine months ended September 30, 2023. The Company does not require collateral. Due to these factors, no additional credit risk beyond amounts provided for credit losses is believed by management to be probable in the Company’s accounts receivable.
The net book value of unbilled receivables, current are $7.1 million and $161.3 million as of September 30, 2024 and December 31, 2023, respectively. Unbilled receivables, current are included in accounts receivable, net. The net book value of unbilled receivables, noncurrent are $6.0 million and $18.7 million as of September 30, 2024 and December 31, 2023, respectively. Unbilled receivables, noncurrent are included in other noncurrent assets.
Significant Customers
A significant customer represents 10% or more of the Company’s total revenue or accounts receivable, net balance at each reporting date. For each significant customer, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable are as follows:

	Accounts Receivable		Revenue		Revenue
	September 30,	December 31,	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023	2024	2023
Customers:
Customer A	19%	41%	*	*	*	18%
Customer B	38%	28%	*	*	*	*
Customer C	*	*	*	89%	*	41%
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

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
Financial assets and liabilities held by the Company measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 include cash and cash equivalents, short-term investments, derivative liability, and convertible notes.
3.REVENUE
Disaggregation of Revenue
The following table provides information on the disaggregation of revenue as recorded in the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Hardware revenue	$7,148	$117,143	$36,673	$246,461
Services and other revenue	22,143	16,597	52,086	47,630
Total revenue	$29,291	$133,740	$88,759	$294,091
The following table summarizes reportable revenue by geographic regions determined based on the location of the customers (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
United States	$27,425	$129,800	$84,361	$280,010
Rest of the world	1,866	3,940	4,398	14,081
Total revenue	$29,291	$133,740	$88,759	$294,091
Remaining Performance Obligations
Remaining performance obligations represent contracted revenue that has not been recognized, which include contract liabilities (deferred revenue) and amounts that will be billed and recognized as revenue in future periods. As of September 30, 2024 and September 30, 2023, the Company had $416.5 million and $545.3 million of remaining performance obligations, respectively, and the approximate percentages expected to be recognized as revenue in the future are as follows (in thousands, except percentages):

	September 30, 2024
	Total Remaining Performance Obligations	Percent Expected to be Recognized as Revenue
		Less Than One Year	Two to Five Years	Greater Than Five Years
Services and other revenue	$336,591	16%	47%	37%
Hardware revenue	79,884	100%	—%	—%
Total revenue	$416,475

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	September 30, 2023
	Total Remaining Performance Obligations	Percent Expected to be Recognized as Revenue
		Less Than One Year	Two to Five Years	Greater Than Five Years
Services and other revenue	$331,520	14%	48%	38%
Hardware revenue	213,813	100%	—%	—%
Total revenue	$545,333
Contract Balances
Deferred revenue primarily includes cash received in advance of revenue recognition related to energy optimization services and incentives. The following table presents the changes in the deferred revenue balance during the nine months ended September 30, 2024 and September 30, 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023
Beginning balance	$142,647	$138,074
Upfront payments received from customers	62,875	217,360
Upfront or annual incentive payments received	1,580	2,805
Revenue recognized related to amounts that were included in beginning balance of deferred revenue	(32,287)	(26,538)
Revenue recognized related to deferred revenue generated during the period	(10,636)	(165,997)
Write-off of deferred revenue (1)	(6,614)	—
Ending balance	$157,565	$165,704
(1) Deferred revenue write-off in connection to the parent company guarantee arrangements discussed below.

Parent Company Guarantees
Prior to July 2023, the Company agreed in certain customer contracts to provide a guarantee that the value of purchased hardware will not decline for a certain period of time. Under this guarantee, if these customers were unable to install or designate the hardware to a specified project within such period of time, the Company would be required to assist the customer in re-marketing the hardware for resale by the customer. If a resale does not occur, the hardware will be appraised utilizing a third party. The guarantee provided that, in such cases, if the customer resold the hardware for less than the amount initially sold to the customer or the appraisal value is less than the hardware purchase price, the Company would be required to compensate the customer for any shortfall in fair value for the hardware from the initial contract price. The Company accounts for such contractual terms and guarantees as variable consideration at each measurement date. The Company updates its estimate of variable consideration each quarter, including changes in estimates related to such guarantees, for facts or circumstances that have changed from the time of the initial estimate. As a result, the Company recorded a net revenue reductions of $5.6 million and $38.7 million in hardware revenue during the three and nine months ended September 30, 2024, respectively. The overall reduction in revenue was related to deliveries that occurred prior to the current fiscal year.
Impairment and Accounts Receivable Write-Off
For those contracts where the customers invoked parent company guarantee (“PCG”) protection pursuant to the applicable contract, the Company has worked actively to remarket the remaining systems subject to PCG with a wide variety of potential customers. The Company has been engaged in ongoing negotiations with several parties, including the original customers who hold title to the assets, for the purchase of the remarketed hardware. Despite such efforts, such negotiations have resulted in limited transactions with mutually agreed upon pricing and terms. Recent closed transactions have resulted in resales at prices significantly below carrying values. Under contracts containing a PCG provision, in the event that the Company and the customer are unable to remarket and sell the relevant assets, the customer shall engage a third party to appraise the fair market value of the remaining hardware. As of the date of this report, none of such customers have elected to obtain a third party hardware appraisal for the previously purchased hardware. Given the uncertainty of collection from the original customers of due and unpaid amounts in those cases where the Company believes it has enforceable rights of recovery, the Company believes the likelihood for collection of the accounts receivable outstanding relating to hardware subject to these PCG’s is no longer probable. Accordingly, the Company wrote-off the remaining receivables of $104.1 million during the three months

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
ended September 30, 2024, offset by $1.6 million for amounts previously provided for on these receivables and recorded within general and administrative expense in the unaudited condensed consolidated statements of operations. The Company is evaluating all potential remedies with respect to its enforceable rights under applicable contracts.
4.SHORT-TERM INVESTMENTS
The Company did not have short-term investments as of September 30, 2024. The following tables summarize the estimated fair value of the Company’s short-term investments and the gross unrealized holding gains and losses as of December 31, 2023 (in thousands).

	As of December 31, 2023
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Commercial paper	$1,978	$—	$—	$1,978
U.S. government bonds	2,744	—	(3)	2,741
Agency bonds	3,503	—	(3)	3,500
Total short-term investments	$8,225	$—	$(6)	$8,219

The Company periodically reviews the individual securities that have unrealized losses on a regular basis to evaluate whether or not any security has experienced, or is expected to experience, credit losses resulting in the decline in fair value. The Company evaluates, among other factors, whether the Company intends to sell any of these short-term investments and whether it is more likely than not that the Company will be required to sell any of them before recovery of the amortized cost basis. During the nine months ended September 30, 2024, the Company did not record an allowance for credit losses related to short-term investments.
5.FAIR VALUE MEASUREMENTS
Fair value accounting is applied for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. On September 30, 2024 and December 31, 2023, the carrying amount of accounts receivable, other current assets, accounts payable, and accrued and other current liabilities approximated their estimated fair value due to their relatively short maturities.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table provides the financial instruments measured at fair value (in thousands):

	September 30, 2024
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market fund	$46,661	$—	$—	$46,661
Total financial assets	$46,661	$—	$—	$46,661

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
The Company’s money market funds are classified as Level 1 because they are valued using quoted market prices. The Company’s short-term investments consist of available-for-sale securities and are classified as Level 2 because their value is based on valuations using significant inputs derived from or corroborated by observable market data. As of December 31, 2023, the Company’s other current liabilities included a derivative liability that was attributable to a derivative feature within a revenue contract, whereby final settlement was indexed to the price per ton of lithium carbonate. The balance was valued using a third party forecast for lithium carbonate. As the derivative instrument was not traded on an exchange it was classified within Level 3 of the fair value hierarchy. During the nine months ended September 30, 2024, the derivative liability was settled resulting in a gain of $1.5 million.
Fair Value of Convertible Promissory Notes
The convertible notes are recorded at face value less unamortized debt issuance costs (see Note 8 — Convertible Notes for additional details) on the unaudited condensed consolidated balance sheets as of September 30, 2024. As of September 30, 2024 and December 31, 2023, the estimated fair value of the 2028 Convertible Notes was $83.7 million and $149.1 million, respectively, based on Level 2 quoted bid prices of the convertible notes in an over-the-counter market on the last trading date of the reporting period. As of September 30, 2024 and December 31, 2023, the estimated fair value of the 2030 Convertible Notes was $71.6 million and $175.8 million, respectively, based on Level 2 quoted bid prices of the convertible notes in an over-the-counter market on the last trading date of the reporting period.
6.GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
Goodwill consists of the following (in thousands):

	September 30,	December 31,
	2024	2023
Goodwill	$547,158	$547,158
Effect of foreign currency translation	(6)	47
Impairment charges	(547,152)	—
Total goodwill	$—	$547,205

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Goodwill is tested for impairment annually, or more often if an event or circumstance indicates that the carrying amount may not be recoverable. In connection with the preparation of the unaudited condensed consolidated financial statements for the three months ended June 30, 2024, the Company considered the decline in the Company’s stock price, market capitalization, and recent financial performance to be a triggering event for its single reporting unit and therefore completed a test for impairment of goodwill for the reporting unit as of June 30, 2024. The Company tested goodwill for impairment using a Step 1 quantitative test and compared the reporting unit’s fair value to its carrying value. An impairment is recorded for any excess carrying value above the reporting unit’s fair value, not to exceed the amount of goodwill. The Company estimates fair value of its reporting units using a discounted cash flow model, commonly referred to as the income approach. The income approach uses a reporting unit’s projection of estimated operating results and cash flows that is discounted using a weighted-average cost of capital that reflects current market conditions appropriate to the Company’s reporting unit. The discounted cash flow model uses management’s best estimates of economic and market conditions over the projected period using the best information available, including growth rates in revenues, costs and estimates of future expected changes in operating margins and cash expenditures. Other estimates and assumptions include terminal value growth rates, weighted average cost of capital and changes in future working capital requirements. The impairment test resulted in an impairment of $547.2 million.
Intangible Assets, Net
Intangible assets, net, consists of the following (in thousands):

	September 30,	December 31,
	2024	2023
Developed technology	$32,618	$32,618
Trade name	11,300	11,300
Customer relationships	106,800	106,800
Internally developed software	78,576	67,282
Intangible assets	229,294	218,000
Less: Accumulated amortization	(81,115)	(60,868)
Add: Currency translation adjustment	4	14
Total intangible assets, net	$148,183	$157,146
Amortization expense for intangible assets was $7.0 million and $5.2 million for the three months ended September 30, 2024 and 2023, respectively, and $20.3 million and $18.5 million for the nine months ended September 30, 2024 and 2023, respectively.
7.ENERGY STORAGE SYSTEMS, NET
Energy Storage Systems, Net
Energy storage systems, net, consists of the following (in thousands):

	September 30,	December 31,
	2024	2023
Energy storage systems placed into service	$138,227	$141,181
Less: accumulated depreciation	(78,298)	(70,918)
Energy storage systems not yet placed into service	3,734	4,155
Total energy storage systems, net	$63,663	$74,418
Depreciation expense for energy storage systems was approximately $3.5 million and $3.6 million for the three months ended September 30, 2024 and 2023, respectively, and approximately $10.0 million and $10.8 million for the nine months ended September 30, 2024 and 2023, respectively. Depreciation expense is recognized in cost of services and other revenue.
Impairment expense for energy storage systems was approximately $0.3 million and $0.3 million for the three months ended September 30, 2024 and 2023, respectively, and approximately $0.4 million and $2.3 million for the nine months ended September 30, 2024 and 2023, respectively. Impairment expense is recognized in cost of services and other revenue.

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
Upon adoption of ASU 2020-06, the Company allocated all of the debt discount to long-term debt. The debt discount is amortized to interest expense using the effective interest method, computed to be 0.9%, over the life of the 2028 Convertible Notes or approximately its seven-year term. The outstanding 2028 Convertible Notes balances as of September 30, 2024 and December 31, 2023 are summarized in the following table (in thousands):

	September 30, 2024	December 31, 2023
Long Term Debt
Outstanding principal	$297,024	$297,024
Unamortized 2021 Initial Purchasers’ debt discount and debt issuance cost	(5,527)	(6,501)
Net carrying amount	$291,497	$290,523

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents total interest expense recognized related to the 2028 Convertible Notes during the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cash interest expense
Contractual interest expense	$371	$371	$1,114	$1,322
Non-cash interest expense
Amortization of debt discount and debt issuance cost	326	323	975	1,163
Total interest expense	$697	$694	$2,089	$2,485
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

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The outstanding 2030 Convertible Notes balances as of September 30, 2024 and December 31, 2023 are summarized in the following table (in thousands):

	September 30, 2024	December 31, 2023
Long Term Debt
Outstanding principal	$240,000	$240,000
Unamortized 2023 Initial Purchasers’ debt discount and debt issuance cost	(6,152)	(6,890)
Net carrying amount	$233,848	$233,110
The debt discount and debt issuance costs are amortized to interest expense using the effective interest method, computed to be 4.70%, over the life of the 2030 Convertible Notes or its approximately seven-year term.
The following table presents total interest expense recognized related to the 2030 Convertible Notes during the three and nine months ended September 30, 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cash interest expense
Contractual interest expense	$2,550	$2,550	$7,650	$5,043
Non-cash interest expense
Amortization of debt discount and debt issuance cost	249	239	738	470
Total interest expense	$2,799	$2,789	$8,388	$5,513
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

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Stock Options
The following table summarizes the stock option activity for the period ended September 30, 2024:

	Number of Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Balances as of December 31, 2023	9,011,616	$6.99	6.0	$8,686
Options granted	1,410,261	2.07
Options forfeited and cancelled	(800,270)	9.54
Balances as of September 30, 2024	9,621,607	$6.06	5.4	$—
Options vested and exercisable — September 30, 2024	7,188,666	$5.63	4.4	$—
As of September 30, 2024, the Company had approximately $6.9 million of remaining unrecognized stock-based compensation expense for stock options, which is expected to be recognized over a weighted average period of 1.1 years.
Restricted Stock Units
The following table summarizes the RSU activity for the period ended September 30, 2024:

	Number of RSUs Outstanding (1)	Weighted-Average Grant Date Fair Value Per Share
Balances as of December 31, 2023	11,159,272	$10.31
RSUs granted	10,807,909	1.91
RSUs vested	(6,780,776)	8.18
RSUs forfeited	(1,757,856)	5.58
Balances as of September 30, 2024	13,428,549	$5.24
(1) Includes certain RSUs with service and market-based vesting criteria.

As of September 30, 2024, the Company had approximately $49.2 million of remaining unrecognized stock-based compensation expense for RSUs, which is expected to be recognized over a weighted average period of 1.7 years.
During the three months ended March 31, 2024, the Company issued 3.0 million shares of fully vested RSU awards through the Company’s stock bonus program under the Company’s 2021 Equity Incentive Plan.
Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense recorded in each component of operating expenses in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Sales and marketing	$130	$1,614	$2,488	$4,109
Research and development	2,038	2,467	6,154	6,733
General and administrative	4,364	7,117	13,074	17,478
Total stock-based compensation expense	$6,532	$11,198	$21,716	$28,320
Stock-based compensation expense associated with research and development of $0.7 million and $1.2 million corresponding to internal-use software, were capitalized during the three months ended September 30, 2024 and 2023, respectively. Stock-based compensation expense associated with research and development of $2.4 million and $3.1 million were capitalized as internal-use software during the nine months ended September 30, 2024 and 2023, respectively.
During the nine months ended September 30, 2024 stock-based compensation expense included stock modifications in connection with the separation agreements for certain of the Company’s former executive officers. For the nine months ended

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2024, a net reduction of stock-based compensation expense of $2.0 million was recorded within general and administrative expense and an additional charge of $0.7 million was recorded within research and development expense.
10.NET LOSS PER SHARE
Net loss per share is computed by dividing net loss by the basic weighted-average number of shares outstanding during the period. Diluted net loss per share is computed by dividing net income by the diluted weighted-average number of shares outstanding during the period and, accordingly, reflects the potential dilutive effect of all issuable shares of common stock, including as a result of stock options, restricted stock units, warrants and convertible notes. The diluted weighted-average number of shares used in our diluted net loss per share calculation is determined using the treasury stock method for stock options, restricted stock units, and warrants, and the if-converted method for convertible notes. For periods in which we recognize losses, the calculation of diluted loss per share is the same as the calculation of basic loss per share.
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to common stockholders	$(148,300)	$(77,072)	$(802,877)	$(102,728)

Denominator:
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	162,633,996	155,829,348	160,997,019	155,474,725

Net loss per share attributable to common stockholders, basic and diluted	$(0.91)	$(0.49)	$(4.99)	$(0.66)
The following table shows total outstanding potentially dilutive shares excluded from the computation of diluted net loss per share attributable to common stockholders as their effect would have been anti-dilutive, as of September 30, 2024 and 2023:

	September 30, 2024	September 30, 2023
Outstanding 2028 Convertible Notes (if converted)	10,157,181	10,157,181
Outstanding 2030 Convertible Notes (if converted)	33,673,584	33,673,584
Outstanding stock options	9,621,607	9,062,081
Outstanding warrants	2,533	2,533
Outstanding RSUs	13,428,549	11,244,359
Total	66,883,454	64,139,738
11.INCOME TAXES
The following table reflects the Company’s provision for income taxes and the effective tax rates for the periods presented below (in thousands, except effective tax rate):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Loss before (provision for) benefit from income taxes	$(148,171)	$(77,118)	$(802,533)	$(102,374)
(Provision for) benefit from income taxes	$(129)	$46	$(344)	$(354)
Effective tax rate	(0.09)%	0.06%	(0.04)%	(0.30)%
For the three months ended September 30, 2024, the Company recognized a provision for income taxes of $0.1 million, representing an effective tax rate of (0.09)%, which was lower than the statutory federal tax rate because the Company maintains a valuation allowance on its U.S. deferred tax assets and recognized a nondeductible goodwill impairment. For the nine months ended September 30, 2024, the Company recognized a provision for income taxes of $0.3 million, representing an

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
effective tax rate of (0.04)%, which was lower than the statutory federal tax rate due to the valuation allowance on U.S. deferred tax assets and a nondeductible goodwill impairment. For the three months ended September 30, 2023, the Company recognized a benefit from income taxes of $46 thousand, representing an effective tax rate of 0.06%, which was lower than the statutory federal tax rate because the Company maintains a valuation allowance on its U.S. deferred tax assets. For the nine months ended September 30, 2023, the Company recognized a provision for income taxes of $0.4 million, representing an effective tax rate of (0.30)%, which was lower than the statutory federal tax rate due to a $0.3 million tax benefit from an acquisition for a partial valuation allowance release on U.S. deferred tax assets due to the deferred tax liability established in purchase accounting on acquired intangibles during the nine months ended September 30, 2023.
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
Commitments
In June 2024, the Company recognized a $2.5 million operating lease liability and a corresponding operating lease right-of-use (“ROU”) asset, which are included in the unaudited condensed consolidated balance sheets as of September 30, 2024. The operating lease liability and operating lease ROU asset correspond to 6,508 square feet of leased office in San Francisco, California. As of the commencement date of the lease, the remaining lease term was 65 months. The lease agreement contemplates options to extend the non-cancelable lease term, which have been determined to be not reasonably certain to be exercised. Base rent is approximately $54,200 per month with escalating payments. Upon entering into this new lease, the Company subleased an existing office space which led to a right-of-use asset impairment of $2.1 million in June 2024.
In August 2024, the Company entered into a new office lease that has not yet commenced. The Company will account for this office lease as an operating lease under ASC 842. The lease will commence in the fourth quarter of 2024 and payment of rent will begin in the third quarter of fiscal year 2025. The lease will terminate in the third quarter of 2030. Monthly rent begins at approximately $27,200 with escalating payments over the lease term.
In September 2024, the Company recognized a $1.7 million operating lease liability and a corresponding operating lease right-of use asset, which are included in the unaudited condensed consolidated balance sheets as of September 30, 2024, consisting of 24,102 square feet of leased office in Longmont, Colorado. As of the commencement date of the lease, the remaining lease term was 77 months and base rent is approximately $30,100 per month with escalating payments over the lease term.

Non-cancelable Purchase Obligations
During the three months ended September 30, 2024, the Company incurred $10.0 million in termination expenses in relief of $116.0 million of prior purchase commitments with a supplier.
Non-Income Related Taxes
The Company is finalizing its sales tax liability analysis for states in which it may be determined to have economic nexus. During the third quarter of 2023, the Company determined it was probable that the Company would be subject to sales tax liabilities plus applicable interest in certain states and estimated the probable tax liability to be $5.6 million, and accordingly, the Company accrued this amount as of September 30, 2024.

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
Forward-looking statements address matters that are, to varying degrees, uncertain, such as statements about financial and performance targets and other forecasts or expectations regarding, or dependent on, our business outlook and strategy; our expectations regarding future estimates of variable consideration in connection with guarantees in certain customer contracts, and the resulting effects on revenue; our ability to secure sufficient and timely inventory from suppliers; our ability to meet contracted customer demand; our ability to manage manufacturing or delivery delays; our ability to manage our supply chain and distribution channels; our joint ventures, partnerships and other alliances; forecasts or expectations regarding energy transition and global climate change; reduction of greenhouse gas (“GHG”) emissions; the integration and optimization of energy resources; our business strategies and those of our customers; our ability to retain or upgrade current customers, further penetrate existing markets or expand into new markets; the effects of natural disasters and other events beyond our control; the direct or indirect effects on our business of macroeconomic factors and geopolitical instability, such as the armed conflicts between Russia and Ukraine and in the Gaza Strip and nearby areas; the expected benefits of the Inflation Reduction Act of 2022 on our business; and our future results of operations, including revenue, adjusted EBITDA, and the other metrics presented herein.
Forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements, including but not limited to our inability to execute on, and achieve the expected benefits from, our operational and strategic initiatives; our inability to successfully execute on our new software and services-centric strategy; our inability to secure sufficient and timely inventory from our suppliers, as well as contracted quantities of equipment; our inability to meet contracted customer demand; supply chain interruptions and manufacturing or delivery delays; disruptions in sales, production, service or other business activities; general macroeconomic and business conditions in key regions of the world, including inflationary pressures, general economic slowdown or a recession, rising interest rates, changes in monetary policy, and instability in financial institutions; the direct and indirect effects of widespread health emergencies on our workforce, operations, financial results and cash flows; geopolitical instability, such as the armed conflicts between Russia and Ukraine and in the Gaza Strip and nearby areas; the results of operations and financial condition of our customers and suppliers; pricing pressures; severe weather and seasonal factors; our inability to continue to grow and manage our growth effectively; our inability to execute on our ongoing management transition and to attract and retain qualified employees and key personnel; our inability to comply with, and the effect on our business of, evolving legal standards and regulations, including those concerning data protection, consumer privacy, sustainability, and evolving labor standards; our inability to regain and maintain compliance with New York Stock Exchange listing standards; risks relating to the development and performance of our energy storage systems and software-enabled services; our inability to retain or upgrade current customers, further penetrate existing markets or expand into new markets; the risk that our business, financial condition and results of operations may be adversely affected by other political, economic, business and competitive factors; and other risks and uncertainties discussed in Part II. Item 1A. “Risk Factors” in this Report, in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and in our other filings with the SEC. If one or more of these or other risks or uncertainties materialize (or the consequences of any such development changes), or should our underlying assumptions prove incorrect, our actual results or outcomes, or the timing of these results or outcomes, may vary materially from those reflected in our forward-looking statements. Forward-looking statements and other statements in this Report regarding our environmental, social, and other sustainability plans and goals are not an indication that these statements are necessarily material to investors or required to be disclosed in our filings with the SEC. In addition, historical, current, and forward-looking environmental, social, and sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. Forward-looking statements in this Report are made as of the date of this Report, and we do not assume any obligation to update any forward-looking statements after the date of this Report, except as required by law.
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
Overview
Our mission is to help our customers plan, deploy, and operate clean energy assets via AI-enabled software and services.
In order to fulfill our mission, we provide our customers, which include energy traders, asset owners, independent power producers, community choice aggregators, offtakers, renewable project developers, EPCs, operations & maintenance providers, electric cooperatives, utilities, load-serving entities, and grid operators, with (i) an integrated suite of software and edge products, and (ii) full-lifecycle energy services from a team of leading experts.
We have historically operated in two key areas within the energy landscape: Behind-the-Meter (“BTM”) and Front-of-the-Meter (“FTM”). An energy system’s position in relation to a customer’s electric meter determines whether it is designated a BTM or FTM system. BTM systems provide power that can be used on-site without interacting with the electric grid and passing through an electric meter. FTM, grid-connected systems provide power to off-site locations and must pass through an electric meter prior to reaching an end-user.
For BTM customers, we help mitigate customer energy costs through services such as time-of-use and demand charge management optimization and by aggregating the dispatch of energy through a network of virtual power plants. Our software and services are designed to enable our customers to reduce C&I energy bills, increase energy yield, and facilitate the achievement of corporate environmental, social, and corporate governance (“ESG”) and carbon reduction objectives.
For FTM customers, our software and services help decrease risk by adapting to dynamic energy market conditions in connection with the deployment of electricity and improving the value of energy assets over the course of their FTM system’s lifetime.
Since our inception in 2009, we have engaged in developing and marketing AI-enabled software and services, raising capital, and recruiting personnel. As the energy landscape has changed in recent years, we have increasingly focused on larger, utility-scale projects, supporting energy asset owners, developers, operators, and traders. Over the last 15 years, we have grown into one of the most experienced energy storage providers in the world, achieving milestones such as deploying systems with Fortune 500 brands, operating the largest virtual power plant in California, and bringing energy storage into several emerging energy markets across the United States.
We have incurred net operating losses and negative cash flows from operations each year since our inception. We have financed our operations primarily through cash flows from customers, proceeds from the Merger, convertible senior notes, and issuance of convertible preferred stock.
Our total revenue decreased from $133.7 million for the three months ended September 30, 2023 to $29.3 million for the three months ended September 30, 2024. We incurred net losses of $148.3 million for the three months ended September 30, 2024 and incurred net losses of $77.1 million for the three months ended September 30, 2023. Our total revenue decreased from $294.1 million for the nine months ended September 30, 2023 to $88.8 million for the nine months ended September 30, 2024. For the nine months ended September 30, 2024 and 2023, we incurred net losses of $802.9 million and $102.7 million, respectively. As of September 30, 2024, we had an accumulated deficit of $1,575.4 million.
We expect to continue to exercise discipline and moderate expenses associated with sales and marketing, research and development, regulatory and related functions. In addition, we expect to continue to manage and reduce our general and administrative expenses associated with scaling our business operations and being a public company, including compliance with the rules and regulations of the SEC, legal, audit, additional insurance expenses, investor relations activities, and other administrative and professional services.
Key Factors, Trends and Uncertainties Affecting our Business
We believe that our performance and future success depend on several factors, some of which present significant opportunities for us, and some of which pose risks and challenges, including but not limited to:
Execution of our New Strategy
We recently announced a new business strategy that reflects a renewed focus on developing and marketing our AI-enabled software and services offerings. This transition will entail significant operational changes, including reduction of what has historically been the source of most of our revenue (battery resales), adjustments to the way we develop and market our products and services, and realignment of our business processes. These changes are expected to reduced revenue, increased costs and short-term disruptions in our operations, which may negatively affect our ability to effectively scale the software and services segments of our business and achieve our financial and operational targets. Failure to successfully and timely implement our new strategy may have a material adverse effect on our business, financial condition, and results of operations.

See “We may not be able to successfully implement our recently announced new strategy.” in Part II. Item 1A. “Risk Factors” in this Report for additional information about certain risks related to our new strategy.
In addition, the execution of our new business strategy is expected to require significant investment in our human capital and infrastructure. As of September 30, 2024, we had cash and cash equivalents of $75.4 million (as compared to $89.6 million as of June 30, 2024 and $105.4 million as of December 31, 2023), while our operating expenses for the three months ended September 30, 2024 was $150.6 million. Our cash reserves may constrain our ability to make the investments required to execute our new strategy or may otherwise not be sufficient to fund operations. If our cash flow from operations does not improve as quickly as expected, or if we are unable to secure additional sources of capital if or when the need arises, it may have a material adverse effect on our business, financial condition, and results of operations.
Customer Concentration
We depend on a small number of significant customers for our sales, and a small number of customers have historically accounted for a material portion of our revenue. While we are committed to diversifying our customer base, we may continue to derive a significant portion of our revenue from a small number of customers. Loss of a significant customer, the inability to close (or a delay in closing) a significant contract at any time, or a significant reduction in pricing or order volume from a significant customer, have (in the case of contractual delays), resulted in material reductions in revenue and other adverse effects in certain quarters, and may do so in the future.
NYSE Notice
On August 28, 2024, we received formal notice from the New York Stock Exchange (the “NYSE”) that we were not in compliance with Section 802.01C of the NYSE Listed Company Manual because the average closing price of our shares of common stock had fallen below $1.00 per share over a period of 30 consecutive trading days. We subsequently notified the NYSE of our intent to regain compliance with the requirements of Section 802.01C. We are able to regain compliance at any time within the six-month period following receipt of the notice if, on the last trading day of any calendar month during this cure period (or the last trading day of this cure period), we have a closing share price of at least $1.00 and an average closing share price of at least $1.00 over the prior 30 trading-day period. If we do not regain compliance with Section 802.01C within such cure period, the NYSE may commence delisting proceedings.
The notice does not affect our ongoing business operations or our SEC reporting requirements.
For more information, see Part II. Item 1A. “Risk Factors —We may fail to qualify for continued listing on the NYSE, which could make it more difficult for our stockholders to sell their shares.”
Parent Company Guarantees
Prior to July 2023, we agreed in certain customer contracts, to provide a guarantee that the value of purchased hardware will not decline for a certain period of time, as more fully described above under Note 3 — Revenue, of the Notes to the unaudited condensed consolidated financial statements in this Report. We account for such contractual terms and guarantees as variable consideration at each measurement date. We update our estimates of variable consideration each quarter, including changes in estimates related to such guarantees, for facts or circumstances that have changed from the time of the initial estimate. As a result, the Company recorded a net revenue reduction of $38.7 million in hardware revenue during the nine months ended September 30, 2024. The overall reduction in revenue was related to deliveries that occurred prior to the current fiscal year.
Because we have not included these parent company guarantees in our contracts since July 2023, and because we do not intend to provide guarantees in customer contracts going forward, we believe that excluding the effect of the $38.7 million net reduction in revenue from adjusted EBITDA and non-GAAP gross profit enhances the comparability to these metrics in prior periods.
Depending on various market conditions in the future that we cannot currently predict, we may experience future revenue reductions as a result of outstanding guarantees, one or more of which may be material.
Impairment and Accounts Receivable Write-Off
For those contracts where the customers invoked parent company guarantee (“PCG”) protection pursuant to the applicable contract, we have worked actively to remarket the remaining systems subject to PCG with a wide variety of potential customers, as more fully described above under Note 3 — Revenue, of the Notes to the unaudited condensed consolidated financial statements in this Report. Given the uncertainty of collection from the original customers of due and unpaid amounts in those cases where we believe we have enforceable rights of recovery, we believe the likelihood for collection of the accounts receivable outstanding relating to hardware subject to these PCG’s is no longer probable. Accordingly, we wrote-off the remaining receivables of $104.1 million during the three months ended September 30, 2024. We are evaluating all potential remedies with respect to its enforceable rights under applicable contracts.

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

The following table provides a reconciliation of gross profit (loss) and margin (GAAP) to non-GAAP gross profit and margin (in millions, except for percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$29.3	$133.7	$88.8	$294.1
Cost of revenue	(23.1)	(154.0)	(97.4)	(301.5)
GAAP gross profit (loss)	6.2	(20.3)	(8.6)	(7.4)
GAAP gross margin (%)	21%	(15)%	(10)%	(3)%

Non-GAAP Gross Profit
GAAP Revenue	$29.3	$133.7	$88.8	$294.1
Add: Revenue constraint (1)	—	—	—	10.2
Add: Revenue reduction, net (2)	5.6	37.4	38.7	37.4
Subtotal	34.9	171.1	127.5	341.7
Less: Cost of revenue	(23.1)	(154.0)	(97.4)	(301.5)
Add: Amortization of capitalized software & developed technology	4.1	3.5	12.0	9.8
Add: Impairments	0.3	0.8	0.4	2.9
Add: Excess supplier costs (3)	—	—	1.0	—
Non-GAAP gross profit	$16.2	$21.4	$43.5	$52.9
Non-GAAP gross margin (%)	46%	12%	34%	15%
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
We calculate adjusted EBITDA as net loss attributable to us before depreciation and amortization, including amortization of internally developed software, interest expense, further adjusted to exclude stock-based compensation and other income and expense items, including revenue constraint, reduction in revenue, excess supplier costs, change in fair value of derivative liability, impairment of goodwill, contract termination payment, restructuring costs and income tax provision or benefit.
The following table provides a reconciliation of adjusted EBITDA to net loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Net loss	$(148,300)	$(77,072)	$(802,877)	$(102,728)
Adjusted to exclude the following:
Depreciation and amortization (1)	11,516	11,531	36,321	36,098
Interest expense	4,512	4,405	13,850	10,085
Gain on extinguishment of debt, net	—	—	—	(59,121)
Stock-based compensation	6,532	11,198	21,716	28,320
Revenue constraint (2)	—	—	—	10,200
Revenue reduction, net (3)	5,525	37,377	38,653	37,377
Excess supplier costs (4)	—	—	1,012	—
Change in fair value of derivative liability	—	5,155	(1,477)	7,731
Impairment of goodwill	—	—	547,152	—
Contract termination payment (5)	10,000	—	10,000	—
Impairment and accounts receivable write-off (6)	104,134	—	104,134	—
Provision for (benefit from) income taxes	129	(46)	344	354
Other expenses (7)	2,460	6,591	4,125	7,612
Adjusted EBITDA	$(3,492)	$(861)	$(27,047)	$(24,072)
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
(5) Contract termination payment to a vendor for the delivery of hardware.
(6) Refer to the discussion of write-offs relating to parent company guarantee related arrangements in “— Impairment and Accounts Receivable Write-Off” above.
(7) Adjusted EBITDA for the three and nine months ended September 30, 2024 reflects other expenses of $2.5 million and $4.1 million, respectively. For the three months ended September 30, 2024, other expenses includes $1.2 million for advisory services relating to strategy and $1.3 million in connection with separation agreements for certain of the Company’s former executive officers. For the nine months ended September 30, 2024, other expenses are comprised of $1.2 million for advisory services relating to strategy, $1.3 million in connection with separation agreements for certain of the Company’s former executive officers, $0.5 million of other non-recurring expenses, and $1.1 million for expenses related to restructuring costs to pursue greater efficiency and to realign our business and strategic priorities. Restructuring expenses consisted of employee severance and other exit costs.

Financial Results and Key Metrics
The following table presents our financial results and our key metrics (in millions, except for percentages and unless otherwise noted):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Key Financial Metrics
Revenue	$29.3	$133.7	$88.8	$294.1
GAAP gross profit (loss)	$6.2	$(20.3)	$(8.6)	$(7.4)
GAAP gross margin (%)	21%	(15)%	(10)%	(3)%
Non-GAAP gross profit	$16.2	$21.4	$43.5	$52.9
Non-GAAP gross margin (%)	46%	12%	34%	15%
Net loss	$(148.3)	$(77.1)	$(802.9)	$(102.7)
Adjusted EBITDA	$(3.5)	$(0.9)	$(27.0)	$(24.1)

Key Operating Metrics
Bookings (1)	$29.1	$676.4	$78.3	$1,276.3
Contracted backlog* (2)	$1,547.4	$1,836.6	$1,547.4	$1,836.6
Contracted storage AUM (in GWh)*	6.0	5.0	6.0	5.0
Solar monitoring AUM (in GW)* (3)	28.5	26.3	28.5	26.3
CARR* (4)	$92.3	87.5	$92.3	$87.5
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
Components of Our Results of Operations
Revenue
We generate services and other revenue and hardware revenue. Services and other revenue is generated through (i) energy optimization software and (ii) asset management software (iii) the sale of project assets and advisory services. . Software fees charged to customers generally consist of recurring fixed monthly payments throughout the term of the contract and in some arrangements, an installation and/or upfront fee component. We may also receive incentives from utility companies in relation to the sale of our services.
We generate hardware revenue through (i) sales of OEM energy storage systems and (ii) edge hardware devices. Performance obligations are satisfied when the energy storage system and edge hardware device along with all ancillary hardware components are delivered. The milestone payments received before the delivery of hardware are treated as deferred revenue. In certain customer contracts, we agreed to provide a guarantee that the value of purchased hardware will not decline for a certain period of time, as more fully described below under Note 3 — Revenue, of the Notes to the unaudited condensed consolidated financial statements in this Report.
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
Impairment of parent company guarantees
Account balances deemed to be uncollectible are charged to bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote.
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
Other Income, Net
Other income, net consists primarily of income from equity investments and foreign exchange gains or losses.

Results of Operations for the Three Months Ended September 30, 2024 and 2023

	Three Months Ended September 30,		$ Change	% Change
	2024	2023
	(in thousands, except percentages)
Revenue
Services and other revenue	$22,143	$16,597	$5,546	33%
Hardware revenue	7,148	117,143	(109,995)	(94)%
Total revenue	29,291	133,740	(104,449)	(78)%
Cost of Revenue
Cost of services and other revenue	15,687	13,684	2,003	15%
Cost of hardware revenue	7,408	140,347	(132,939)	(95)%
Total cost of revenue	23,095	154,031	(130,936)	(85)%
Gross profit (loss)	6,196	(20,291)	26,487	(131)%
Operating expenses:
Sales and marketing	8,216	11,605	(3,389)	(29)%
Research and development	11,086	14,420	(3,334)	(23)%
General and administrative	27,212	21,955	5,257	24%
Impairment of parent company guarantees	104,134	—	104,134	*
Total operating expenses	150,648	47,980	102,668	214%
Loss from operations	(144,452)	(68,271)	(76,181)	112%
Other expense, net:
Interest expense	(4,512)	(4,405)	(107)	2%
Change in fair value of derivative liability	—	(5,155)	5,155	(100)%
Other income, net	793	713	80	11%
Total other expense, net	(3,719)	(8,847)	5,128	(58)%
Loss before (provision for) benefit from income taxes	(148,171)	(77,118)	(71,053)	92%
(Provision for) benefit from income taxes	(129)	46	(175)	(380)%
Net loss	$(148,300)	$(77,072)	$(71,228)	92%
*Percentage is not meaningful
Revenue
Revenue decreased by $104.4 million, or 78%, for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. The decrease was primarily driven by a $110.0 million decrease in hardware revenue resulting largely from a decrease in demand for hardware systems due to certain project-related interconnection and financing delays. This decrease was partially offset by an increase in services and other revenue of $5.5 million primarily due to an increase in solar services subscriptions from existing and new customers.
Cost of Revenue
Cost of revenue decreased by $130.9 million, or 85%, for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. The decrease was primarily driven by a decrease in cost of hardware revenue of $132.9 million due to a change in the mix of hardware and service offerings. The decrease was partially offset by an increase in cost of services and other revenue of $2.0 million, primarily due to higher solar cloud service costs.

Operating Expenses
Sales and Marketing
Sales and marketing expense decreased by $3.4 million, or 29%, for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. The decrease was primarily due to a decrease of $2.3 million in personnel related expenses mainly due to a decrease in stock-based compensation expense and sales commissions, and a decrease of $1.1 million in professional services and office-related expenses.
Research and Development
Research and development expense decreased by $3.3 million, or 23%, for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. The decrease was primarily due to a decrease of $0.5 million in professional services and other expenses and a decrease of $2.8 million in personnel related expenses as a result of lower headcount.
General and Administrative
General and administrative expense increased by $5.3 million, or 24%, for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. The increase was primarily driven by a one-time contract cancellation payment of $10.0 million, and an increase of $4.1 million in professional services and other expenses, partially offset by a decrease of $5.6 million in business taxes related to state sales tax liabilities, and a decrease of $1.4 million in personnel costs driven by lower stock-based compensation expense.
Impairment of parent company guarantees
Credit losses increased by $104.1 million during the three months ended September 30, 2023 primarily due to an write-off of receivables related to certain customer contracts, which provided a parent company guarantee, that were deemed to be uncollectible.
Other Expense, Net
Interest Expense, Net
Interest expense increased by $0.1 million, or 2%, for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. The increase was primarily driven by the accretion of the discount on short-term investments of $0.4 million, partially offset by a decrease of $0.3 million in interest on financing obligations.
Change in Fair Value of Derivative Liability
Unrealized losses relating to our derivative liability increased by $5.2 million during the three months ended September 30, 2023 due to the change in the price per ton of lithium carbonate.
Other Income, Net
Other income, net increased by $0.1 million, or 11% for the three months ended September 30, 2024, as compared to three months ended September 30, 2023 primarily due to an increase of $0.1 million in accrued interest income from investments.
(Provision for) Benefit from Income Taxes
During the three months ended September 30, 2024, we recorded a provision for income taxes of $0.1 million primarily as a result of foreign and state income tax expense. During the three months ended September 30, 2023, we recorded a benefit from income taxes of $46 thousand primarily as a result of income tax expense from the gain on extinguishment of debt related to the 2028 Convertible Notes during the second quarter of 2023.

Results of Operations for the Nine Months Ended September 30, 2024 and 2023

	Nine Months Ended September 30,		$ Change	% Change
	2024	2023
	(in thousands, except percentages)
Revenue
Services and other revenue	$52,086	$47,630	$4,456	9%
Hardware revenue	36,673	246,461	(209,788)	(85)%
Total revenue	88,759	294,091	(205,332)	(70)%
Cost of revenue
Cost of services and other revenue	36,626	36,944	(318)	(1)%
Cost of hardware revenue	60,753	264,573	(203,820)	(77)%
Total cost of revenue	97,379	301,517	(204,138)	(68)%
Gross profit (loss)	(8,620)	(7,426)	(1,194)	16%
Operating expenses:
Sales and marketing	30,286	37,691	(7,405)	(20)%
Research and development	40,503	42,020	(1,517)	(4)%
General and administrative	61,618	58,656	2,962	5%
Impairment of parent company guarantees	104,134	—	104,134	*
Impairment of goodwill	547,152	—	547,152	*
Total operating expenses	783,693	138,367	645,326	466%
Loss from operations	(792,313)	(145,793)	(646,520)	443%
Other (expense) income, net:
Interest expense	(13,850)	(10,085)	(3,765)	37%
Gain on extinguishment of debt, net	—	59,121	(59,121)	*
Change in fair value of derivative liability	1,477	(7,731)	9,208	(119)%
Other income, net	2,153	2,114	39	2%
Total other (expense) income, net	(10,220)	43,419	(53,639)	(124)%
Loss before provision for income taxes	(802,533)	(102,374)	(700,159)	684%
Provision for income taxes	(344)	(354)	10	(3)%
Net loss	$(802,877)	$(102,728)	$(700,149)	682%
*Percentage is not meaningful
Revenue
Revenue decreased by $205.3 million, or 70%, for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. The decrease was driven by a $209.8 million decrease in hardware revenue primarily due to variable consideration adjustments of $38.7 million related to parent company guarantees as discussed in Note 3 — Revenue, and a $171.1 million decrease, resulting largely from a decrease in demand for hardware systems due to certain project-related interconnection and financing delays. The decrease was partially offset by an increase in services and other revenue of $4.5 million primarily due to an increase in solar subscription services revenue from existing and new customers.
Cost of Revenue
Cost of revenue decreased by $204.1 million, or 68%, for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. The decrease was primarily driven by a decrease in cost of hardware revenue of $203.8 million due to a change in the mix of hardware and service offerings. Cost of services and other revenue also decreased by $0.3 million primarily due to providing services at reduced costs.

Operating Expenses
Sales and Marketing
Sales and marketing expense decreased by $7.4 million, or 20%, for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. The decrease was driven by a decrease of $4.1 million in professional services, resulting from reductions in advisory services, and office-related expenses as a result of marketing related subscription cancellations, and a decrease of $3.3 million in personnel related expenses due to a decrease in headcount.
Research and Development
Research and development expense decreased by $1.5 million, or 4%, for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. The decrease was primarily due to a decrease of $1.7 million in personnel related expenses as a result of lower headcount, partially offset by an increase of $0.2 million in professional services and other expenses.
General and Administrative
General and administrative expense increased by $3.0 million, or 5%, for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. The increase was primarily driven by a one-time contract termination payment of $10.0 million, an increase of $4.1 million in professional services and other expenses, and an increase of $2.0 million in office-related expenses, partially offset by a decrease of $2.5 million in personnel related expenses driven by lower stock-based compensation expense, and a decrease of $5.6 million in business taxes related to state sales tax liabilities.
Impairment of parent company guarantees
Credit losses increased by $104.1 million during the nine months ended September 30, 2023 primarily due to an write-off of receivables related to certain customer contracts, which provided a parent company guarantee, that were deemed to be uncollectible.
Impairment of Goodwill
During the nine months ended September 30, 2024, we recorded an impairment of goodwill of $547.2 million as the carrying amount of the reporting unit exceeded its fair value.
Other (Expense) Income, Net
Interest Expense, Net
Interest expense, net increased by $3.8 million, or 37%, for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. The increase was primarily driven by an increase of $2.5 million in interest on our convertible notes, and the accretion of the discount on short-term investments of $1.9 million, partially offset by a decrease of $0.6 million in interest on financing obligations.
Gain on Extinguishment of Debt, Net
During the nine months ended September 30, 2023, we recorded a $59.4 million gain on extinguishment of debt driven by a $99.8 million payment to extinguish approximately $163.0 million aggregate principal amount of our 2028 Convertible Notes. The gain was partially offset by a $0.3 million loss on extinguishment of debt from the repayment of our 2021 Credit Agreement.
Change in Fair Value of Derivative Liability
During the nine months ended September 30, 2024, we realized gains of $1.5 million relating to the settlement of our derivative liability related to customers contracts, as compared to unrealized losses of $7.7 million during the nine months ended September 30, 2023 due to the change in the price per ton of lithium carbonate.
Other Income, Net
Other income, net of $2.2 million for the nine months ended September 30, 2024, was consistent with the nine months ended September 30, 2023.

(Provision for) Benefit from Income Taxes
During the nine months ended September 30, 2024, we recorded a provision for income taxes of $0.3 million primarily as a result of state income tax expense. During the nine months ended September 30, 2023, we recorded a $0.4 million provision for income taxes primarily as a result of foreign and state income tax expense from the gain on extinguishment of debt related to our 2028 Convertible Notes during the second quarter of 2023, which was offset by a partial release of our deferred tax asset valuation due to an acquisition during the first quarter of 2023.
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
As of September 30, 2024, our principal sources of liquidity were cash and cash equivalents of $75.4 million, which were held for working capital purposes and for investment growth opportunities. As of September 30, 2024, we had net accounts receivable of $92.7 million and our working capital, which we define as current assets less current liabilities, was $20.5 million. We believe that our cash position is sufficient to meet our capital and liquidity requirements for at least the next 12 months.
Our business is subject to risks, expenses, and uncertainties frequently encountered by companies in the early stages of commercial operations. The attainment of profitable operations is dependent upon future events, including successfully implementing our new business strategy, hiring and retaining our key executives and personnel with the requisite experience to develop our software and AI-based solutions, obtaining adequate financing to complete our development activities, developing an adequate network of suppliers, and building our customer base. Failure to successfully implement our new business strategy, generate sufficient revenues from our software and services offerings, achieve planned gross margins and operating profitability, control operating costs, or secure additional funding may require us to modify, delay, or abandon some of our planned future expansion or development, or to otherwise enact operating cost reductions available to management, which could have a material adverse effect on our business, operating results, and financial condition.
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
Our long-term liquidity requirements are linked primarily to the expansion of our software and services offerings in connection with the implementation of our new business strategy. of the Athena platform and supporting applications, including Athena PowerTrack and the use of our balance sheet to improve the terms and conditions associated with the purchase of energy storage systems from our hardware vendors. While we have plans to potentially expand our geographical footprint beyond our current partnerships and enter into joint ventures, those are not required initiatives to achieve our plans.

Financing Obligations
We have entered into arrangements wherein we finance the cost of energy storage systems via special purpose entities (“SPEs”) we establish with outside investors. These SPEs are not consolidated into our financial statements, but are accounted for as equity method investments. The investors provide us upfront payments through the SPEs. Under these arrangements, the payment by the SPEs to us is accounted for as a borrowing by recording the proceeds received as a financing obligation. The financing obligation is repaid with the future customer payments and incentives received. A portion of the amounts paid to the SPE is allocated to interest expense using the effective interest rate method. Furthermore, we continue to account for the revenues from customer arrangements and incentives and all associated costs despite such systems being legally sold to the SPEs due to our significant continuing involvement in the operations of the energy storage systems. The total financing obligation as of September 30, 2024 was $59.7 million, of which $15.0 million was classified as a current liability.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(21,940)	$(205,248)
Net cash (used in) provided by investing activities	(846)	120,256
Net cash (used in) provided by financing activities	(6,942)	95,139
Effect of exchange rate changes on cash, cash equivalents and restricted cash	403	114
Net (decrease) increase in cash, cash equivalents and restricted cash	$(29,325)	$10,261
Operating Activities
During the nine months ended September 30, 2024, net cash used in operating activities was $21.9 million, primarily due to our net loss of $802.9 million, adjusted for non-cash items of $708.4 million and net cash inflow of $72.5 million from changes in operating assets and liabilities. Non-cash items primarily consisted of depreciation and amortization of $33.2 million, non-cash interest expense of $1.6 million related to debt issuance costs, stock-based compensation expense of $21.7 million, non-cash lease expense of $2.3 million, impairment of energy storage systems of $0.4 million, impairment of right-of-use assets of $2.1 million, impairment and accounts receivable write-off of $104.1 million, impairment of goodwill of $547.2 million, a reversal of provision for accounts receivable allowance of $3.2 million, and other non-cash items of $0.7 million, partially offset by a change in fair value of derivative liability of $1.5 million. The net cash inflow from changes in operating assets and liabilities was primarily driven by a decrease in accounts receivable of $106.9 million, a decrease in deferred costs with suppliers of $5.3 million, a decrease in other assets of $7.1 million, and an increase in deferred revenue of $21.5 million, partially offset by an increase in inventory of $7.3 million, an increase in contract origination costs of $0.9 million, an increase in project assets of $7.4 million, a decrease in accounts payable of $30.7 million, a decrease in accrued expenses and other liabilities of $19.9 million, and a decrease in lease liabilities of $2.2 million.
During the nine months ended September 30, 2023, net cash used in operating activities was $205.2 million, primarily resulting from our net loss of $102.7 million, adjusted for non-cash charges of $17.9 million and net cash outflow of $120.3 million from changes in operating assets and liabilities. Non-cash items primarily consisted of depreciation and amortization of $33.6 million, non-cash interest expense of $2.0 million, related to debt issuance costs, stock-based compensation expense of $28.3 million, change in fair value of derivative liability of $7.7 million, non-cash lease expense of $2.2 million, impairment of energy storage systems of $2.3 million, provision for accounts receivable allowance of $1.8 million, and net recognized loss on investments of $1.6 million, partially offset by a net gain on extinguishment of debt of $59.1 million, net accretion of the discount on investments of $1.7 million, an income tax benefit of $0.3 million, and other non-cash items of $0.5 million. The net cash outflow from changes in operating assets and liabilities was primarily driven by an increase in accounts receivable of $67.0 million, an increase in inventory of $57.3 million to fulfill future deliveries, an increase in other assets of $17.9 million, an increase in contract origination costs of $4.2 million, an increase in project assets of $2.8 million, a decrease in accrued expenses and other liabilities of $28.9 million, and a decrease in lease liabilities of $2.1 million, partially offset by a decrease in deferred costs with suppliers of $30.6 million, an increase in accounts payable of $1.8 million, and an increase in deferred revenue of $27.6 million.
Investing Activities
During the nine months ended September 30, 2024, net cash used in investing activities was $0.8 million, and primarily consisted of $8.9 million in capital expenditures related to internally-developed software, and $0.2 million in purchases of property and equipment, partially offset by $8.3 million in proceeds from maturities of available-for-sale investments.
During the nine months ended September 30, 2023, net cash provided by investing activities was $120.3 million, and primarily consisted of $135.5 million in net sales of available-for-sale investments, partially offset by $1.8 million used for an acquisition, net of cash acquired, $2.9 million in purchases of energy systems, $10.1 million in capital expenditures related to internally-developed software, and $0.4 million in purchases of property and equipment.
Financing Activities
During the nine months ended September 30, 2024, net cash used in financing activities was $6.9 million, and primarily consisted of the repayment of financing obligations of $7.0 million.
During the nine months ended September 30, 2023, net cash provided by financing activities was $95.1 million, and primarily consisted of net proceeds from the issuance of convertible notes of $132.6 million and proceeds from the exercise of stock options of $0.3 million, partially offset by the purchase of capped calls of $27.8 million, the repayment of financing obligations of $7.8 million, a repayment of notes payable of $2.1 million, and a redemption of non-controlling interests of $0.1 million.
Contractual Obligations and Commitments
As of September 30, 2024, except as discussed in Note 12 — Commitments and Contingencies, there have been no material changes to our contractual obligations described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Off-Balance Sheet Arrangements
We are not a party to any off-balance sheet arrangements, including guarantee contracts, retained or contingent interests, or unconsolidated VIEs that either have, or would reasonably be expected to have, a current or future material adverse effect on our unaudited condensed consolidated financial statements.
Critical Accounting Policies and Estimates
A summary of our critical accounting policies and estimates is presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and there have been no material changes to our critical accounting estimates during the three and nine months ended September 30, 2024.
Recent Accounting Pronouncements
As of September 30, 2024, there have been no material changes to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For quantitative and qualitative disclosures about market risk affecting us, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Our exposure to market risk has not changed materially since December 31, 2023.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (“Disclosure Controls”) within the meaning of Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Our Disclosure Controls are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our Disclosure Controls are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Interim Chief Executive Officer (“Interim CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.
Based on management’s evaluation (under the supervision and with the participation of our Interim CEO and our CFO) of the effectiveness of the design and operation of our Disclosure Controls as of September 30, 2024, our Interim CEO and CFO have concluded that our Disclosure Controls were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the third quarter of 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Internal Controls
Our management, including our Interim CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Furthermore, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in business conditions or deterioration in the degree of compliance with policies or procedures.

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
We may not be able to successfully implement our recently announced new strategy. Our failure to do so could adversely affect our business, financial condition, and results of operations.
On October 1, 2024, we announced the outcome of a strategic review of our business. That review identified, among other things, the need to transition from a business model reliant on hardware resales to a software- and services-focused approach. While we believe this shift is critical to our long-term growth and profitability, the successful implementation of this strategy is subject to numerous risks and uncertainties.
Our total hardware revenue in the first three quarters of fiscal year 2024 and fiscal year 2023 were $36.7 million and $246.5 million, which comprised 41% of our total revenue in the first three quarters of fiscal year 2024 and 84% of our total revenue in fiscal year 2023, respectively. Our transition away from hardware resales is expected to lead to decreased revenue in the short term, as we work to adjust our revenue streams and reconfigure our customer base. This decline in revenue could strain our cash flow and temporarily worsen our cash position, which in turn may limit our ability to invest in the necessary technologies, talent, and infrastructure required to fully implement the new strategy. If we are unable to generate sufficient cash flow or secure additional funding, we may experience delays in executing our new strategy, which could have a material adverse affect on our business, financial condition, and results of operations.
This transition will entail significant operational changes, including reduction of what has historically been the source of most of our revenue (battery resales), adjustments to the way we develop and market our products and services, and realignment of our business processes. These changes could lead to reduced revenue, increased costs and disruptions in our operations, which may negatively impact our ability to effectively scale the software and services segments of our business and achieve our financial and operational targets. Failure to successfully and timely implement these changes may have a material adverse effect on our business, financial condition, and results of operations.
Customer acceptance of our software and service offerings is also critical to the success of our new strategy. Existing customers may not adopt our new offerings at the rate we expect, and new customers may not be attracted to our software-based solutions. If market demand for the types of AI-driven clean energy software and services we are developing and will seek to develop in the future does not grow as anticipated, or if competitors offer more attractive products, our revenue growth and market position could be adversely affected. As with all software offerings, there is also a risk that our solutions could be vulnerable to cybersecurity threats or contain errors, bugs, or other issues affecting their functionality, which could negatively affect customer satisfaction and adoption.
In addition, executing on the new strategy requires investment in new capabilities and resources, particularly in software development, data management, and AI. We may face challenges in recruiting, retaining, and training employees who have the necessary skill sets to support our new business model. A failure to build or acquire these capabilities in a timely manner could delay the successful execution of the strategy and weaken our competitive position.
We may fail to qualify for continued listing on the NYSE, which could make it more difficult for our stockholders to sell their shares.
Our common stock is listed on the NYSE under the symbol “STEM.” We are required to satisfy the continued listing requirements of the NYSE to maintain such listing, including, among other things, the maintenance of a certain average closing price of our common stock.
On August 28, 2024, we received formal notice from the NYSE that we were not in compliance with Section 802.01C of the NYSE Listed Company Manual because the average closing price of our shares of common stock had fallen below $1.00 per share over a period of 30 consecutive trading days. We subsequently notified the NYSE of our intent to regain compliance with the requirements of Section 802.01C. We are able to regain compliance at any time within the six-month period following receipt of the notice if, on the last trading day of any calendar month during this cure period (or the last trading day of this cure period), we have a closing share price of at least $1.00 and an average closing share price of at least $1.00 over the prior 30 trading-day period. If we do not regain compliance with Section 802.01C within such cure period, the NYSE may commence delisting proceedings.
There can be no assurance that we will be able to regain compliance with the NYSE’s continued listing requirements. If our stock price does not increase, we may not be able to meet the standards for continued listing on the NYSE within the compliance period. In the event that we do not regain compliance with the NYSE continued listing standards, we could face material adverse consequences, including:
• a limited availability of market quotations for our common stock;
• an adverse effect on the market price of our common stock;
• loss of confidence from stakeholders, employees and potential business partners;
• reduced liquidity with respect to our common stock;
• a determination that our shares are a “penny stock,” which will require brokers trading in our shares to adhere to more stringent rules, and which may limit demand for our common stock among certain investors;
• a limited amount of news and analyst coverage for our company; and
• a decreased ability to issue additional securities or obtain additional financing in the future.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(c) Trading Plans. During the three months ended September 30, 2024, no Section 16 officer or director of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K promulgated under the Exchange Act).

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation, dated April 28, 2021 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 4, 2021).
3.2	Amended and Restated Bylaws, dated October 27, 2022 (incorporated by reference to Exhibit 3 to the Current Report on Form 8-K filed on October 31, 2022).
10.1*	Separation and Release of Claims Agreement dated September 21, 2024, by and between the Company and Prakesh Patel.
31.1*
Certification of Interim Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Interim Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*Filed herewith
**Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on October 30, 2024.

STEM, INC.

By:	/s/ Spencer Doran Hole
Spencer Doran Hole
Chief Financial Officer
(Principal Financial Officer)