Form 10-K
period 2024-12-31
STEM, INC.
filed 2025-03-05
CIK 1758766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————————————
FORM 10-K
—————————————————

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐

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

As of June 28, 2024, the aggregate market value of the common stock of the registrant held by non-affiliates was $170.2 million.

As of February 25, 2025, the number of shares of common stock outstanding was 164,149,723.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required to be included in Part III of this Annual Report on Form 10-K is set forth in, and is incorporated by reference from, Stem’s definitive proxy statement for its 2025 Annual Meeting of Stockholders, to be filed by Stem with the Securities and Exchange Commission (“SEC”) within 120 days after December 31, 2024 (the “2025 Proxy Statement”).

STEM, INC.
Annual Report on Form 10-K
For the Year Ended December 31, 2024

Forward-Looking Statements
This Annual Report on Form 10-K (this “Report”), as well as other statements we make, contains “forward-looking statements” within the meaning of the federal securities laws, which include any statements that are not historical facts. Such statements often contain words such as “expect,” “may,” “can,” “believe,” “predict,” “plan,” “potential,” “projected,” “projections,” “forecast,” “estimate,” “intend,” “anticipate,” “ambition,” “goal,” “target,” “think,” “should,” “could,” “would,” “will,” “hope,” “see,” “likely,” and other similar words.
Forward-looking statements address matters that are, to varying degrees, uncertain, such as statements about financial and operating performance guidance, outlook, targets and other forecasts or expectations regarding, or dependent on, our business outlook and strategy and expectations around our new software and services-centric; our expectations regarding future estimates of variable consideration in connection with guarantees in certain customer contracts, and the resulting effects on revenue; our ability to secure sufficient and timely inventory from suppliers; our ability to meet contracted customer demand; our ability to manage manufacturing or delivery delays; our ability to manage our supply chain and distribution channels; our joint ventures, partnerships and other alliances; forecasts or expectations regarding energy transition and global climate change; reduction of greenhouse gas (“GHG”) emissions; the integration and optimization of energy resources; our business strategies and those of our customers; our ability to retain or upgrade current customers, further penetrate existing markets or expand into new markets; the effects of natural disasters and other events beyond our control; the direct or indirect effects on our business of macroeconomic factors and geopolitical instability, such as the armed conflicts between Russia and Ukraine and in the Gaza Strip and nearby areas; the expected benefits of the Inflation Reduction Act of 2022 on our business; and our future results of operations, including revenue, adjusted EBITDA, and the other metrics presented herein.
Forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements, including but not limited to our inability to execute on, and achieve the expected benefits from, our operational and strategic initiatives; our inability to successfully execute on our new software and services-centric strategy; uncertainty around the status of the Inflation Reduction Act of 2022 as a result of the change in U.S. Administration; our inability to secure sufficient and timely inventory from our suppliers, as well as contracted quantities of equipment; our inability to meet contracted customer demand; supply chain interruptions and manufacturing or delivery delays; disruptions in sales, production, service or other business activities; general macroeconomic and business conditions in key regions of the world, including inflationary pressures, general economic slowdown or a recession, rising interest rates, changes in monetary policy, and instability in financial institutions; the direct and indirect effects of widespread health emergencies on our workforce, operations, financial results and cash flows; geopolitical instability, such as the armed conflicts between Russia and Ukraine and in the Gaza Strip and nearby areas; the results of operations and financial condition of our customers and suppliers; pricing pressures; severe weather and seasonal factors; our inability to continue to grow and manage our growth effectively; our inability to execute on our ongoing management transition and to attract and retain qualified employees and key personnel; our inability to comply with, and the effect on our business of, evolving legal standards and regulations, including those concerning data protection, consumer privacy, sustainability, and evolving labor standards; our inability to regain and maintain compliance with New York Stock Exchange listing standards; risks relating to the development and performance of our energy storage systems and software-enabled services; our inability to retain or upgrade current customers, further penetrate existing markets or expand into new markets; the risk that our business, financial condition and results of operations may be adversely affected by other political, economic, business and competitive factors; and other risks and uncertainties discussed in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K and in our other filings with the SEC. If one or more of these or other risks or uncertainties materialize (or the consequences of any such development changes), or should our underlying assumptions prove incorrect, our actual results or outcomes, or the timing of these results or outcomes, may vary materially from those reflected in our forward-looking statements. Forward-looking statements and other statements in this Report regarding our environmental, social, and other sustainability plans and goals are not an indication that these statements are necessarily material to the Company, investors or other stakeholders or required to be disclosed in our filings under U.S. securities laws or any other laws or requirements applicable to the Company. In addition, historical, current, and forward-looking environmental, social, and sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. Forward-looking statements in this Report are made as of the date of this Report, and we do not assume any obligation to update any forward-looking statements after the date of this Report, except as required by law.

PART I.
ITEM 1. BUSINESS
Our New Strategy
In October 2024, we announced a new business strategy that reflects a renewed focus on developing and marketing our AI-enabled software and services offerings. This transition will entail significant operational changes, including reduction of what has historically been the source of most of our revenue (battery hardware resales), adjustments to the way we develop and market our products and services, and realignment of our business processes. These changes are expected to result in reduced revenue, restructuring-related costs and short-term disruptions in our operations, which may negatively affect our ability to effectively scale our software and services offerings and achieve our financial and operational targets. Failure to successfully and timely implement our new strategy may have a material adverse effect on our business, financial condition, and results of operations. See “We may not be able to successfully implement our recently announced new strategy.” in Part I. Item 1A. “Risk Factors” in this Report for additional information about some risks related to our new strategy.
Overview
Stem, Inc., a Delaware corporation (“Stem,” the “Company,” “we,” “us,” or “our”), is a global leader in artificial intelligence (“AI”)-driven software and services that enable its customers to plan, deploy, and operate clean energy assets. We offer a comprehensive suite of solutions that are designed to transform how solar and energy storage projects are developed, built, and operated, including (i) an integrated suite of software and edge hardware products, and (ii) full-lifecycle energy services from a team of industry experts. More than 16,000 global customers rely on Stem to maximize the value of their clean energy projects and portfolios.
Since our inception in 2009, we have engaged in developing and marketing AI-enabled software and services, raising capital, recruiting personnel, and growing our annual recurring revenue. As the energy landscape has changed in recent years, we have increasingly focused on larger, utility-scale projects, supporting asset owners, developers, utilities, operators, and traders. Over the last 15 years, we have grown into one of the most experienced clean energy software providers in the world, achieving milestones such as deploying software with multiple Fortune 500 companies, operating the largest virtual power plant in California, and becoming the de facto standard for commercial and industrial solar asset management software.
We operate in two key areas within the renewable energy landscape: solar and storage. In solar, we serve project developers, asset owners and engineering, procurement and construction firms (EPCs) by selling them solar edge devices and monitoring and control software, as well as professional services related to the design and commissioning of the same.
In storage, we serve project developers, asset owners, EPCs, and distributors by selling them software-enabled forecasting and optimization managed services that minimize spending on utility bills, or maximize revenue from energy market participation. In some cases, we also resell battery OEM hardware to our customers for a fee.
Some customers own both solar and storage assets, and use our full software capabilities and services across both asset classes.
Our suite of software applications is enabled by our AI platform, Athena®. Each application helps customers maximize the value of their energy assets. Our asset performance management (APM) application, PowerTrack™ APM, provides a unified solution that empowers asset owners and operators to efficiently monitor and control complex storage, solar, and hybrid portfolios for optimal performance. Our Energy Management System (EMS) application, PowerCore™ EMS, is a technology-agnostic, edge-to-cloud integration solution for monitoring, managing, and controlling energy storage and hybrid systems for maximum performance and reliability. Our energy storage optimization application, PowerBidder™ Pro, combines Athena’s wholesale market bidding engine with a web interface, allowing users to choose between automated and user-defined trading strategies. To complement our software applications, we manufacture commercial- and utility-scale edge hardware solutions. These edge devices function across solar and storage products from multiple original equipment manufacturer (“OEM”). As of December 31, 2024, Athena had accumulated more than 43 million runtime hours, with more than 500,000 industrial Internet of Things (“IoT”) devices under management, across more than 178,500 sites in 57 countries.
We also deliver software-enabled managed services to our customers through the Athena AI platform. We believe that the network created by our growing customer base increases grid resilience and reliability through the real-time balancing of market-based supply and demand signals. Additionally, our solutions are designed to support renewable energy generation by helping to alleviate grid intermittency issues, thereby reducing customer dependence on traditional, fossil fuel-based power generation resources.
To help our customers achieve long-term performance and profitability goals for their energy projects, we also provide advisory services spanning development and engineering, procurement and integration, and performance and operation services. In the early stages of project planning, our experts help lay a solid foundation for our customers’ solar and storage projects by guiding the design and ensuring informed decision-making. During the building stage, we provide guidance for hardware procurement and integration for timely deployment. After assets are operational, we enable optimal economic and technical returns with managed energy services such as trading and bidding strategies, wholesale market participation, performance reporting, system warranties, and more.
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
Competitive Strengths
Our competitive strengths include the following:
•Exceptional AI and Renewable Energy Expertise: We have a seasoned leadership team with a demonstrated track record of execution and extensive experience in software, distributed energy expertise focused on AI, technology development, new market commercialization, renewable project development and utility / grid program operations.
•Significant Benefits from Scale: We believe we operate one of the largest global distributed clean energy networks, with nearly 30 Gigawatts (“GW”) of solar assets under management and more than 5 Gigawatt-hours (“GWh”) of contracted energy storage assets under management. This large network generates a significant amount of operational data which drives enhanced software performance.
•Proven software capabilities: Our core asset management software, PowerTrack, provides a flexible and comprehensive interface that allows customers to monitor and control individual solar assets and portfolios. Our energy storage software is able to co-optimize multiple energy market revenue streams. Both tools function across a diverse fleet of hardware throughout multiple geographies and energy markets.
•Subject Matter Expertise: Our goal is to provide a seamless customer experience from commercial proposal to installation to ongoing operations. Our advisory services span development and engineering, procurement and integration, and performance and operations. Our employees have deep industry and technical expertise, which enables us to provide a full suite of monitoring, control, optimization, scheduling, and reporting functionality for our customers.
•Leading Strategic Partnerships: We have numerous partnerships with a diverse set of industry leaders to reduce execution risk and increase speed to market in certain geographies. In 2024, we partnered with Ameresco for a 313 MWh, multiple-site project where we provided battery storage hardware, system design support, and Athena® software that will minimize costs and maximize efficiency. More recently, we announced a 484 megawatt (“MW”)

solar deployment for Neovolt, one of the largest renewable asset owners in Hungary, who will standardize its asset management on PowerTrack.
Research and Development
We have invested significant amounts of time and expense in the development of our software. The ability to maintain our leadership position depends in part on our ongoing research and development activities. Our software development, data science, and product professionals are responsible for the design, development, integration, and testing of our software products. We focus our efforts on developing our software to improve our algorithms, augment value with new revenue streams and localize our capabilities based on geography and regulatory considerations.
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
We have developed a significant patent portfolio to protect elements of our proprietary technology. As of December 31, 2024, we had more than 80 patents across storage and solar asset performance.
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
We routinely review our development efforts to assess the existence and patentability of our intellectual property. We pursue the registration of our domain names and trademarks and service marks in the U.S. In an effort to protect our brand, as of December 31, 2024, we had nine registered trademarks in the U.S.

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
•experience in proving bankability for multiple stakeholders;
•technological innovation;
•comprehensive solution from a single provider;
•upfront and ongoing costs of software and services;
•ease of integration and clarity of value proposition; and

•seamless edge hardware, software, and service offerings.
There is rising demand for solutions that enable the deployment and operation of clean electric power assets with high availability and performance. Additionally, the transition to renewable energy sources and distributed energy infrastructure has increased the complexity and variability of power generation and end-customer electricity demand. This industry transformation has created an opportunity for an increased role for clean energy software and services like ours. We believe that these trends will drive C&I customers, utilities, independent power producers and project developers to grow their use of and investment in clean energy systems.
Our key competitors include energy monitoring and optimization software providers, energy storage and edge device OEMs, hardware integration providers, renewable project developers, EPC firms, and consulting firms. In storage, our competitors are typically focused on the development and marketing of single-purpose built solutions with captive hardware offerings, while our AI-powered software is hardware agnostic, and benefits from operational data across a multitude of hardware types, geographies, utilities, and grid operator service areas. In solar, our competitors provide monolithic software and edge devices, whereas PowerTrack™ and our edge devices provide customers with a flexible solution that meets their individual project needs.
We believe we are well-positioned to compete successfully in the market for software and software-enabled services. We are among the leaders in global distributed solar and energy storage assets under management, supported by proven technology, focused customer service, strong strategic partnerships and a seasoned leadership team with a track record of success.

Government Regulation and Compliance
There are varying policy frameworks across the U.S. and abroad designed to support and accelerate customer adoption of clean and reliable distributed generation technologies. These policy initiatives come in the form of tax incentives, cash grants, performance incentives and electric tariffs.
Our AI-powered platform manages energy assets operating worldwide, with various policy frameworks across each energy market. Several U.S. states have utility procurement programs, energy system decarbonization goals and/or renewable portfolio standards for which our technology is eligible, including California, Connecticut, Hawaii, Illinois, Massachusetts, Maryland, Michigan, New Jersey, New York and Texas. Additionally, these energy assets often qualify for tax or financial incentives and, following passage of the United States Inflation Reduction Act of 2022 (the “IRA”), provisions such as the storage investment tax credit (ITC) and solar production tax credit (PTC), among others, provide additional federal incentives. However, the availability, value, or implementation of federal incentives could also change with political conditions including those related to Congress or the presidency.
Federal, state and local government statutes and regulations concerning electricity heavily influence the demand for our products and services even though we are not regulated as a utility. These statutes and regulations often relate to electricity pricing, net metering, incentives, taxation, competition with utilities and the interconnection of customer-owned electricity generation. In the U.S., governments, often acting through state utility or public service commissions, change and adopt different rates for commercial customers on a regular basis. These changes can have a positive or negative effect on our ability to deliver cost savings or revenue generation for our customers.
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
Solar and energy storage systems require interconnection agreements from the applicable local electric utilities in order to connect to the grid and operate. In almost all cases, interconnection agreements are standard form agreements that have been pre-approved by the local public utility commission or another regulatory body with jurisdiction over interconnection agreements. As such, no additional regulatory approvals are typically required once interconnection agreements are signed. For wholesale transmission, energy storage systems require interconnection agreements with transmission providers. The pace of wholesale interconnection is often a source of delay for project implementation, although FERC is requiring process improvements through Order 2023, which is an ongoing proceeding.
Our operations are subject to stringent and complex federal, state, and local laws and regulations governing the occupational health and safety of our employees and wage regulations. For example, we are subject to the requirements of the federal Occupational Safety and Health Act (“OSHA”), as amended, and comparable state laws that protect and regulate employee health and safety.
There are government regulations pertaining to battery safety, transportation of batteries, tariffs, and disposal of hazardous materials. We and our suppliers, as applicable, are required to comply with these regulations in order to sell our batteries into the market. The license and sale of our batteries and technology abroad is likely to be subject to export controls in the future.
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

Human Capital Resources
Building a Future Together
At Stem, our success is driven by our people. We believe in creating an environment where talent thrives, innovation flourishes, and collaboration fuels progress. As a leader in the solar and storage industry, we are committed to investing in our workforce, seeking to ensure that our employees have the opportunity to grow, contribute, and make a meaningful impact.
Our culture is built on a foundation of inclusion, continuous learning, and shared success. From career development and well-being initiatives to competitive compensation and benefits, we prioritize the needs of our employees so they can focus on shaping a sustainable and brighter future.
Human Capital
As of December 31, 2024, we had 569 employees, of whom 344 were based in the United States and 225 were in international locations.
We believe that our future success depends in part on our continued ability to hire, motivate and retain qualified employees in any operating environment.
Talent Development
At Stem, we prioritize talent development through structured and ongoing initiatives designed to support employee growth and success. Our approach includes quarterly talent mechanisms, mid-year check-ins, and annual performance reviews, ensuring continuous feedback and professional development opportunities. We emphasize goal tracking to align individual and company objectives while providing career progression materials to support employees in mapping out their long-term growth within the organization. These efforts reflect our commitment to building a high-performing team and enabling our employees to reach their full potential.

Professional Development: Growing Together
We foster a culture of continuous learning and growth. Our employees have access to a wide range of learning opportunities, from hands-on experience to formal training programs. We support ongoing professional development through structured training, leadership development initiatives, and skill-building workshops.
To further empower our workforce, we encourage participation in continuing education programs through approved institutions and online learning platforms such as Udemy, STEM University, New Hire Training, and the STEM Learning Series. These resources are designed to strengthen both technical expertise and leadership capabilities, equipping our teams for long-term success.

Employee Sentiment & Feedback
We believe that listening to our employees is essential to creating a thriving workplace. We actively seek and value employee feedback through multiple channels to enhance communication, drive engagement, and continuously improve our work environment.

To support this, we launched “Your Voice” our employee sentiment portal, designed to capture valuable insights and facilitate open dialogue across the organization. The results are shared with managers and employees and are used to develop meaningful action plans that drive positive change.
To further strengthen our culture, we introduced the Cultural Scorecard, which measures employee engagement trends and provides managers with key insights to proactively address concerns and enhance the employee experience. These tools are essential in helping us evolve, innovate, and create a workplace where every employee feels heard, valued, and empowered.

Inclusion & Belonging
We are committed to an inclusive culture and team environment that promotes equal employment opportunities, as well as equality, cultural awareness and respect. We do so by implementing policies, benefits, training, recruiting and recognition practices to support our colleagues. For example, we provide a monthly global culture coalition cadence to address our mission of “bringing a community of employees together to improve the work experience through innovative, creative, and fun culture initiatives.” In the spirit of our core values, we are “One Team” and succeed through collaboration when we respect, acknowledge and celebrate each other’s differences. We are committed to building the best workplace in our communities and the broader industry.
Available Information
Our website is www.stem.com. We use our Investor Relations website, at https://investors.stem.com, as a routine channel for distribution of important information, including news releases, analyst presentations, and financial information. We make available free of charge, though our Investor Relations website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers, and amendments to each of those reports, as soon as reasonably practicable after such documents are filed with or furnished to the SEC. Alternatively, you may access these reports at the SEC’s website at www.sec.gov. Copies are also available, without charge, from Stem Investor Relations, 4 Embarcadero Ctr., Suite 710, San Francisco, California, 94111. Unless expressly noted, the information on our website or any other website is not incorporated by reference in this Annual Report on Form 10-K and should not be considered part of this Report or any other filing that we make with the SEC.
Information About Our Executive Officers
The following table sets forth, as of January 31, 2025, the names and ages of our executive officers, including all offices and positions held by each for the past five years.

Name	Age	Current Position and Five-Year Business Experience
Arun Narayanan	50	Chief Executive Officer, since January 2025; Chief Executive Officer at RES Digital Solutions, a division of RES (a global independent renewable energy company), from April 2024 to January 2025; Chief Digital Officer at RES from August 2023 to March 2024 and; Chief Data Officer of Anglo American plc (a global mining company) from January 2018 to June 2023.
Doran Hole	56	Chief Financial Officer, since September 2024; Chief Financial Officer and Executive Vice President of Ameresco, Inc. (a renewable energy asset developer, owner and operator) from July 2019 to August 2024.
Saul R. Laureles	59
Chief Legal Officer and Corporate Secretary, since May 2021; Director, Corporate Legal Affairs and Assistant Corporate Secretary at Schlumberger Limited (a global energy technology company), from May 2007 to May 2021.

Mike Carlson	61	Chief Operating Officer, since September 2022; Vice President of Koch Engineered Solutions (an equipment technology and services company) from August 2020 to September 2022; President of Digital Grid North America at Siemens Industries, Inc. (a technology company) from July 2014 to March 2019.
Kim Homenock	51	Chief People Officer, since March 2022; Director, Devices Software & Services HR for Amazon (a technology company) from May 2021 to March 2022; Director, NA Transportation HR from January 2018 to May 2021.
Albert Hofeldt	55	Chief Technology Officer, since November 2024; EVP Technology, from March 2024 to November 2024, and SVP Technology, from July 2022 to March 2024.
Matthew Tappin	37	President, Software, since September 2024; President of Asset Management Division, March 2023 to September 2024; Vice President, Corporate Development, from May 2021 to March 2023; Corporate Development, New Energies at Shell (an energy company), from August 2019 to May 2021.

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
•Sufficient demand for our software and services may not develop or take longer to develop than we anticipate.
•Estimates and assumptions used to determine the size of our total addressable market may be inaccurate.
•We currently face and will continue to face significant competition.
•If we do not successfully execute on our new product and new market opportunities, our operating results could be adversely affected.
Risks Relating to Our Operations
•We may not be able to implement our new strategy.
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
•We have incurred significant losses in the past and may continue to incur net losses through at least 2025.
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
•Our platform performance may not meet customer needs.
•If any energy storage systems procured from OEM suppliers and provided to our customers contain manufacturing defects, our business and financial results could be adversely affected.

•Estimates of useful life for our energy storage systems and related hardware and software-enabled services may be inaccurate, and our OEM suppliers may not meet service and performance warranties and guarantees.
•Increases in hardware costs would adversely affect us.
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
Regulatory Risks
•Negative attitudes toward renewable energy from lawmakers, government officials and others may adversely affect our business, including by delaying permits and government funding for our customers’ projects.
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
Additional Risks Related to Our Securities
•We may fail to qualify for continued listing on the NYSE, which could make it more difficult for our stockholders to transact in our shares and reduce the value of their stock.
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
From our inception in 2009 through 2012, we were focused principally on research and development activities relating to our energy storage systems technology. We did not sell any of our battery hardware and software-enabled services and did not recognize any significant revenue until much later. Moreover, in October 2024, we announced a new business strategy that reflects a renewed focus on developing and marketing our AI-enabled software and services offerings. Our new strategy will require significant operational changes, including reduction of what has historically been the source of most of our revenue (battery resales), adjustments to the way we develop and market our products and services, and realignment of our business processes. As a result, we have a limited history operating our business at its current scale and under our new strategy, and therefore a limited history upon which you can base an investment decision.
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
The implementation and use of distributed generation at scale is still relatively nascent, and we cannot be sure that potential customers will accept our services and solutions broadly. Enterprises may be unwilling to adopt our offerings over traditional or competing power sources for any number of reasons, including the perception that our technology is unproven, lack of confidence in our business model, unavailability of back-up service providers to operate and maintain the energy storage systems, and lack of awareness of our related products and services. Because this is an emerging industry, broad acceptance of our products and services is subject to a high level of uncertainty and risk. If the market develops more slowly than we anticipate, our business may be adversely affected.
If renewable energy technologies are not suitable for widespread adoption, or if sufficient demand for our software-enabled services does not develop or takes longer to develop than we anticipate, our sales may decline and we may be unable to achieve or sustain profitability.
The market for renewable, distributed energy generation is emerging and rapidly evolving, and its future success is uncertain. If renewable energy generation proves unsuitable for widespread commercial deployment or if demand for our renewable energy products and services fails to develop sufficiently, our revenue, market share and profitability would be adversely impacted.
Many factors may influence the widespread adoption of renewable energy generation and demand for our products and services, including, but not limited to the cost-effectiveness of renewable energy technologies as compared with conventional and competitive technologies, the performance and reliability of renewable energy products as compared with conventional and non-renewable products, fluctuations in economic and market conditions that impact the viability of conventional and competitive alternative energy sources, increases or decreases in the prices of oil, coal and natural gas, continued deregulation of the electric power industry and broader energy industry, and the availability or effectiveness of government subsidies and incentives. You should consider our prospects in light of the risks and uncertainties emerging companies encounter when introducing new products and services into a nascent industry.
If the estimates and assumptions we use to determine the size of our total addressable market are inaccurate, our future growth rate may be negatively affected and the potential growth of our business may be limited.
Market estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may prove to be inaccurate. Even if the markets in which we compete meet our size estimates and forecasted growth, our business could fail to grow at similar rates, if at all. The assumptions relating to our market opportunities include, but are not limited to (i) general declines in the cost of renewable energy generation assets and battery energy storage systems; (ii) growing deployment of renewable energy assets and battery energy storage systems; and (iii) continued complexity of the electrical grid and resulting demand for stability and resiliency. Our expected market opportunities are also based on the assumption that our existing and future offerings will be more attractive to our customers and potential customers than competing products and services. If these assumptions prove inaccurate, our business, financial condition and results of operations could be adversely affected.
We currently face and will continue to face significant competition.
We compete for customers, financing partners and incentive dollars with other providers of asset performance monitoring and control solutions and energy storage systems. Many providers of electricity, such as traditional utilities and other companies offering distributed generation products, have longer operating histories, customer incumbency advantages, access to and influence with local and state governments, and more capital resources than we do. Significant developments in alternative energy storage and management technologies or improvements in the efficiency or cost of traditional energy sources, including coal, oil, natural gas used in combustion or nuclear power, may materially and adversely affect our business and prospects in ways we cannot anticipate. We may also face new competitors who are not currently in the market, including as a result of the IRA and its anticipated impacts and benefits to our industry. If we fail to adapt to changing market conditions and to compete successfully with new competitors, we will limit our growth and adversely affect our business results. Additionally, in connection with our new business strategy, we are renewing our focus on developing and marketing our AI-enabled software and services offerings. Our competitors may be able to develop new AI-enabled offerings that negatively impact demand for our offerings, or incorporate AI into their offerings more successfully than we do and achieve greater and faster adoption. As a result, even if our services and offerings are more effective than the products and services that our competitors offer, potential customers might select competitive products and services in lieu of purchasing our services, which would limit our growth and adversely affect our business results.
Our future growth will depend on expanding and diversifying our new product and new market opportunities, and if we do not successfully execute on our new product and new market plans, or if our new product and new market opportunities are more limited than we expect, our operating results and future growth prospects could be adversely affected.
We are attempting to enhance our future growth opportunities by implementing a new business strategy that reflects a renewed focus on developing and marketing our AI-enabled software and services offerings, and investing in the research and development of new offerings. Additionally, we are seeking to expand the markets in which we sell our products and services. If we do not appropriately allocate our resources in line with the market and developing opportunities, our results of operations and future growth prospects could be adversely affected.
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
Risks Relating to Our Operations
We may not be able to implement our new strategy. Our failure to do so could adversely affect our business, financial condition, and results of operations.
On October 1, 2024, we announced our new strategy. We identified, among other things, the need to transition from reliance on hardware resales to a software- and services-focused business. While we believe this is critical to our long-term growth and profitability, our implementation of this strategy is subject to numerous risks and uncertainties.
Our total hardware revenue in fiscal years 2024 and 2023 were $76.8 million and $399.0 million, which comprised 53.1% of our total revenue in fiscal year 2024 and 86.4% of our total revenue in fiscal year 2023, respectively. Our transition away from hardware resales is expected to lead to decreased revenue in the short term, as we work to adjust our revenue streams and our customer base. This decline in revenue could strain our cash flow and temporarily worsen our cash position, which in turn may limit our ability to invest in the necessary technologies, talent and infrastructure required to fully implement the new strategy. If we are unable to generate sufficient cash flow or secure additional funding, we may experience delays in executing our new strategy, which could have a material adverse effect on our business, financial condition, and results of operations.
This transition will entail significant operational changes, including reduction of what has historically been the source of most of our revenue (battery resales), adjustments to the way we develop and market our products and services, and realignment of our business processes. These changes could lead to reduced revenue, restructuring-related costs and disruptions in our operations, which may negatively impact our ability to effectively scale our software and services offerings and achieve our financial and operational targets. Failure to successfully and timely implement these changes may have a material adverse effect on our business, financial condition, and results of operations.
Customer acceptance of our software and service offerings is also critical to our future success. Existing customers may not adopt our new offerings at the rate we expect, and new customers may not be attracted to our software-based solutions. If market demand for the types of AI-driven clean energy software and services we are developing and will seek to develop in the future does not grow as anticipated, or if competitors offer more attractive products, our revenue growth and market position could be adversely affected. As with all software offerings, there is also a risk that our solutions could be vulnerable to cybersecurity threats or contain errors, bugs, or other issues affecting their functionality, which could negatively affect customer satisfaction and adoption.
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
We purchase our components and materials from international and domestic vendors, and are exposed to supply chain risks arising from logistics disruptions. Unexpected changes in business conditions, the macroeconomic environment, geopolitical instability, materials pricing, including inflation of raw material costs, labor issues, wars, natural disasters, health epidemics, trade and shipping disruptions, port congestions and other factors beyond our or our suppliers’ control could also affect these suppliers’ ability to deliver components to us or to remain solvent and operational. In addition, international supply is also exposed to risks related to tariffs and sanctions, as well as political, social, and economic instability in regions where we source products and material. For example, President Trump has indicated that he intends to impose additional tariffs, including a 60% tariff on goods imported from China and a 20% tariff on all other U.S. imports, which could result in a trade war. These or other tariffs could adversely affect our hardware component prices and negatively affect any plans to sell products in any impacted international markets. Disruptions in the availability of key equipment, components or materials such as lithium may adversely affect our business, prospects and operations, and volatility in prices and availability of such items may negatively affect our customer relationships and ability to plan for future growth.

We face risks resulting from supplier concentration and limited supplier capacity.
We currently rely on a very small number of suppliers of energy storage systems and other equipment. If any of our suppliers were unable or unwilling to provide us with contracted quantities in a timely manner at prices, quality levels and volumes acceptable to us, we would have very limited alternatives for supply, and we may not be able to contract for and receive suitable alternative supply in a timely manner for our customers, or at all. Such an event may impair our ability to meet scheduled deliveries of our products to customers, which may cause our customers to cancel orders and subject us to liability, including liquidated damages to our customers, and may materially adversely affect our customer relationships, business, prospects, financial condition and results of operations. We may also be unsuccessful in our continued efforts to negotiate with existing suppliers to obtain cost reductions and avoid unfavorable changes to terms. Global demand has increased for lithium-ion battery cells, which has caused challenges for our suppliers, including delays or price volatility. Any such delays or reduced availability of energy storage systems or other component materials may impact our sales and operating results. Further, these risks may increase as the market demand for our offerings grows. Additionally, some of our suppliers supply systems and components to other businesses, including businesses engaged in the production of consumer electronics and other industries unrelated to energy storage systems. There are also larger purchasers of certain parts and materials that we supply to our customers. As a result, we may be unable to procure a sufficient supply of the items we require in the event that our suppliers fail to produce sufficient quantities to satisfy the demands of all of their customers. Any of these occurrences could materially adversely affect our business, prospects, financial condition and results of operations.
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
We depend on a small number of significant customers for our sales, and a small number of customers have historically accounted for a material portion of our revenue. The loss of any one of our significant customers, their inability to perform under their contracts, their termination or failure to renew their contracts with us, or their default in payment could cause our revenue and our working capital to decline materially. As of December 31, 2024, we had $59.3 million of accounts receivable including $7.8 million of unbilled receivables. For the near future, we may continue to derive a significant portion of our revenue from a small number of customers. For the fiscal year ended December 31, 2024, no one customer accounted for more than 10% of our revenue. Loss of a significant customer or a significant reduction in pricing or order volume from a significant customer could materially reduce our revenue and operating results in any reporting period.
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
We believe that our success and our ability to reach our strategic objectives are highly dependent on the contributions of our key management, technical, engineering, finance and sales personnel. In 2024, several key executives departed the Company, including our Chief Executive Officer, Chief Financial Officer, Chief Strategy Officer, and Chief Technology Officer. Also, in September 2024, our Board of Directors appointed a new Chief Financial Officer; and in January 2025, a new Chief Executive Officer. Executive leadership and senior management transitions, reductions in workforce and employee turnover can be time-consuming, difficult to manage, create instability, cause disruption to our business and result in the loss of institutional knowledge. Any of these outcomes could impede the execution of our day-to-day operations and our ability to fully implement our business strategy. These effects could also make it more difficult to attract and retain talent. The failure to successfully hire and retain key executives and employees or the further loss of any key executives, senior management and employees could have a significant impact on our operations, including declining product identity and competitive differentiation, eroding employee morale and productivity or an inability to maintain internal controls, regulatory or other compliance related requirements, any and all of which could in turn adversely impact our business, financial condition, and results of operations.
In addition, our ability to manage our growth effectively, including our ability to expand our market presence in international markets, is impacted by our ability to successfully retain our management team, and hire and train new personnels. Our success in hiring, attracting and retaining senior management and other experienced and highly skilled employees will depend in part on our ability to provide competitive compensation packages and a high-quality work environment and maintain a desirable corporate culture. To help attract, retain, and motivate qualified employees, we use stock-based awards, such as restricted stock units, and performance-based cash incentive awards. Further sustained declines in our stock price, or lower stock price performance relative to our competitors, can further reduce the retention value of our stock-based awards. We may not be able to attract, integrate, train, motivate or retain current or additional highly qualified personnel, and our failure to do so could adversely affect our business, financial condition and operating results.
Furthermore, there is continued and increasing competition for talented individuals in our field. In addition to longstanding competition for highly skilled and technical personnel, we face increased competitive pressures and employee cost inflation in tighter labor markets. Industry competition and cross-industry labor market pressures may negatively affect our ability to attract and retain our executive officers and other key technology, sales, marketing and support personnel and drive increases in our employee costs, both of which could adversely affect our business, financial condition and results of operations.
We have incurred significant losses in the past and may incur net losses through at least 2025.
Since our inception in 2009, we have incurred significant net losses and have used significant cash in our business. As of December 31, 2024, we had an accumulated deficit of approximately $1,626.5 million. We expect to continue to expand our operations, including by investing in sales and marketing, research and development, staffing systems and infrastructure to support our growth. In October 2024, we announced a new business strategy, which is expected to result in reduced revenues and short-term disruptions in our operations in the near term. Under our current plans, we expect to continue to incur net losses on a GAAP basis through at least 2025. Our ability to achieve profitability in the future will depend on a number of factors, including:
•executing our new strategy;
•increasing sales to existing customers and attracting new customers for our products and services;
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
We may not realize expected benefits from our cost reduction and restructuring efforts, and our profitability or our business otherwise might be adversely affected.
In order to operate more efficiently and cost effectively, we have, and we may from time to time, adjust employment levels, optimize our footprint and/or implement other restructuring activities. These activities are complex and may involve or require significant changes to our operations. If we do not successfully manage these activities, expected efficiencies and benefits might be delayed or not realized. Risks associated with these actions and other workforce management issues include: unfavorable political responses and reputational harm; unforeseen delays in the implementation of the restructuring activities; additional costs; adverse effects on employee morale; the failure to meet operational targets due to the loss of employees or work stoppages; and difficulty managing our operations during or after facility consolidations, any of which may impair our ability to achieve anticipated cost reductions, harm our business or reputation, or have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.
Any future acquisitions we undertake may disrupt our business, adversely affect operations, dilute our stockholders, and expose us to significant costs and liabilities.
We may pursue future acquisitions to increase revenue, expand our market position, add to our service offerings and technological capabilities, respond to dynamic market conditions, or for other strategic or financial purposes. However, we cannot assure you that we will be able to identify suitable acquisition candidates or complete any acquisitions on favorable terms, or at all. In addition, any acquisitions we do complete would involve a number of risks, which may include the following:
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
We operate in more than 50 countries, including the United States and Canada, and in multiple European Union (“EU”) and Latin American countries and Asia. Prior to our acquisition of AlsoEnergy in 2022, we operated in only three countries. We have in the past, and may in the future, evaluate further opportunities to expand into new geographic markets and introduce new product offerings and services that are an extension of our existing business. We also may from time to time acquire businesses or product lines with the potential to strengthen our market position, enable us to enter attractive markets, expand our technological capabilities, or provide synergy opportunities.
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
Our software and services offerings are essential to the operation of our hardware products that we sell to customers. As a result, in connection with the sales of energy storage hardware, we enter into recurring long-term services agreements with customers for the usage of our Athena platform for approximately 3 to 20 years. Our pricing of services contracts is based upon the value we expect to deliver to our customers, including considerations such as the useful life of the energy storage system and prevailing electricity prices. We also provide performance warranties and guarantees covering the efficiency and output performance of our software-enabled services. We do not have a long history with a large number of field deployments, and our estimates may prove to be incorrect. Failure to meet these performance warranties and guarantee levels may require us to refund our service contract payments to the customer, or require us to make cash payments to the customer based on actual performance, as compared to expected performance.
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
The growth and profitability of our business depends in part on the continued decline in the cost of battery storage, solar photovoltaic (“PV”) system components and related hardware. Over the last decade, the cost of renewable energy hardware has generally declined; however, increased demand and global supply chain constraints could cause price increases. If, for whatever reason, there is a sustained increase in the price of battery storage systems, solar PV system components or related hardware, our business and financial condition will be negatively affected.
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
Our customers depend on our support organization to resolve any technical issues relating to our hardware and software-enabled services. In addition, our sales process is highly dependent on the quality of our software and service offerings, on our business reputation and on strong recommendations from our existing customers. Any failure to maintain high-quality and highly-responsive technical support, or a market perception that we do not maintain high-quality and highly-responsive support, could adversely affect our reputation, our ability to sell our products to existing and prospective customers, and our business, financial condition and results of operations.

We offer technical support services with our software and service offerings and may be unable to respond quickly enough to accommodate short-term increases in demand for support services, particularly as we increase the size of our customer base. We also may be unable to modify the format of our support services to compete with changes in support services provided by competitors. It is difficult to predict demand for technical support services and if demand increases significantly, we may be unable to provide satisfactory support services to our customers. Additionally, increased demand for these services, without corresponding revenue, could increase costs and adversely affect our business, financial condition and results of operations.
Our business currently depends on the availability of rebates, tax credits and other financial incentives to our customers. The reduction, modification, or elimination of government economic incentives could cause our revenue to decline and adversely affect business, financial condition and results of operations.
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
Our asset performance monitoring and control solutions, as well as our energy storage systems, have qualified for tax exemptions, incentives or other customer incentives in many states. Some states have utility procurement programs and/or renewable portfolio standards for which our technology is eligible. Our offerings are currently installed in various U.S. states, each of which may have its own enabling policy framework. There is no guarantee that these policies will continue to exist in their current form, or at all. Such state programs may face increased opposition on the U.S. federal, state and local levels in the future. Changes in incentive programs could reduce demand for our offerings, impair sales financing and adversely impact our business results.
The economic benefit of our offerings to our customers depends on the cost of electricity available from alternative sources, including local electric utility companies, which cost structure is subject to change.
The economic benefit of our offerings to our customers includes, among other things, the benefit of reducing such customer’s payments to the local electric utility company. The rates at which electricity is available from a customer’s local electric utility company is subject to change and any changes in such rates may affect the relative benefits of our products and services. Factors that could influence these rates include the effect of energy conservation initiatives that reduce electricity consumption, construction of additional power generation plants (including nuclear, coal or natural gas), and technological developments by others in the electric power industry. Further, the local electric utility may impose “departing load,” “standby” or other charges on our customers in connection with their acquisition of our energy storage systems, the amounts of which are outside of our control and which may have a material impact on the economic benefit of our energy storage systems to our customers. Changes in the rates offered by local electric utilities and/or in the applicability or amounts of charges and other fees imposed by such utilities on customers acquiring our energy storage systems could adversely affect the demand for our energy storage systems.
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
Our battery resale business is subject to risks associated with construction, utility interconnection and delays, including those related to obtaining government permits and other contingencies that may arise in the course of completing installations.
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
Our business depends on customers renewing their services subscriptions. If customers do not continue to use our subscription offerings or if we fail to expand the availability of products and services available to our customers, our business and operating results will be adversely affected.
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
Companies across all industries are facing increased scrutiny regarding their ESG practices and disclosures and institutional and individual investors are increasingly using ESG screening criteria in making investment decisions. Our disclosures on these matters or a failure to satisfy evolving stakeholder expectations for ESG practices and reporting, which may conflict with one another, may potentially harm our reputation and impact employee retention, customer relationships and access to capital. For example, certain market participants use third-party benchmarks or scores to measure a company’s ESG practices in making investment decisions and customers and supplies may evaluate our ESG practices or require that we adopt certain ESG policies as a condition of awarding contracts. In addition, our failure or perceived failure to pursue or fulfill our goals, targets and objectives or to satisfy various reporting standards within the timelines we announce, or at all, could expose us to government enforcement actions and private litigation. Furthermore, complying or failing to comply with existing or future federal, state, local, and foreign legislation and regulations applicable to our ESG efforts, which may conflict with one another, could cause us to incur additional compliance and operational costs or actions and suffer reputational harm, which could materially and adversely affect our business, financial condition and results of operations.
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
We Face Risks Related to our DevCo Business Model
In the past, we have entered into strategic joint ventures with qualified third parties to develop energy storage power generation projects (“DevCo Projects”), as more fully described under Note 1 — Business, in the accompanying notes to the consolidated financial statements in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. These projects require upfront investment by us and involve a high degree of risk. The success of this business model depends in large part on the successful development, financing and construction of projects. However, such projects ultimately may not be commercially viable or may not result in an adequate return of capital and, in pursuing these projects, we may incur unanticipated liabilities. Successful completion of a project may be adversely affected, delayed or rendered infeasible by numerous factors, including:
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
Risks Related to Third-Party Partners
Our hardware and certain of our software-enabled services rely on interconnections to distribution and transmission facilities that are owned and operated by third parties, and as a result, are exposed to interconnection and transmission facility development and curtailment risks.
Our hardware and certain of our software-enabled services are interconnected with electric distribution and transmission facilities owned and operated by regulated utilities necessary to deliver the electricity that our storage systems produce. A failure or delay in the operation or development of these distribution or transmission facilities could result in a loss of revenues or breach of a contract because such a failure or delay could limit the amount of renewable electricity that our energy storage systems deliver or delay the completion of our customers’ construction projects. In addition, certain of our energy storage systems’ generation may be curtailed without compensation due to distribution and transmission limitations, reducing our revenues and impairing our ability to capitalize fully on a particular customer project’s potential. Such a failure or curtailment at levels above our expectations could impact our ability to satisfy agreements entered into with our suppliers and adversely affect our business.
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

We must maintain customer confidence in our long-term business prospects in order to maintain and grow our business.
Customers may be less likely to purchase our products and services if they do not believe that our business will succeed or that our services and support and other operations will continue in the long term. Similarly, suppliers and other third parties will be less likely to invest time and resources in developing business relationships with us if they do not believe that our business will succeed. Accordingly, in order to build and maintain our business, we must maintain confidence among customers, suppliers, analysts, ratings agencies and other parties in our products and services, long-term financial viability and business prospects. Maintaining such confidence may be particularly complicated by certain factors including those that are largely outside of our control, such as our decline in our stock price, the potential delisting of our common stock on the New York Stock Exchange, changes in senior management, recent change in business strategy, customer unfamiliarity with our products and services, delivery and service operations to meet demand, competition, future changes in the evolving distributed and renewable energy markets or uncertainty regarding sales performance compared with market expectations.
Accordingly, in order to grow our business, we must maintain confidence among our customers, OEM suppliers, third-party general contractor partners, financing partners and other parties in our long-term business prospects. This may be particularly complicated by factors such as:
•our recent change in business strategy;
•our limited operating history at current scale;
•our historical and current lack of profitability;
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
Risks Related to Our Intellectual Property and Technology
If we are unsuccessful in developing and maintaining our proprietary technology, our ability to attract and retain partners could be impaired, our competitive position could be adversely affected and our revenue could be reduced.
Our future growth depends on our ability to continue to develop and maintain our proprietary technology that supports our products and software-enabled services, including our Athena platform. In the event that our current or future products and services require features that we have not developed or licensed, or we lose the benefit of an existing license, we will be required to develop or obtain such technology through purchase, license or other arrangements. If the required technology is not available on commercially reasonable terms, or at all, we may incur additional expenses in an effort to internally develop the required technology. We have received patents and have filed patent applications with respect to certain aspects of our technology, and we generally rely on patent protection with respect to our proprietary technology, as well as a combination of trade secrets and copyright law, employee and third-party non-disclosure agreements and other protective measures to protect intellectual property rights pertaining to our proprietary technology and hardware and software- enabled services. There can be no assurance that the steps taken by us to protect any of our proprietary technology will be adequate to prevent misappropriation of these technologies by third parties. If we were unable to maintain our existing proprietary technology, our ability to attract and retain customers could be impaired, our competitive position could be adversely affected, and our revenue could be reduced.

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
Despite our implementation of reasonable security measures, our IT systems, like those of other companies, are vulnerable to damages from computer viruses, natural disasters, fire, power loss, telecommunications failures, personnel misconduct, human error, unauthorized access, physical or electronic security breaches, cyber-attacks (including malicious and destructive code, phishing attacks, ransomware, and denial of service attacks), and other similar disruptions. Such attacks or security breaches may be perpetrated by bad actors internally or externally (including computer hackers, persons involved with organized crime, or foreign state or foreign state-supported actors). Cybersecurity threat actors employ a wide variety of methods and techniques that are constantly evolving, increasingly sophisticated, and difficult to detect and successfully defend against. Moreover, we may not have the current capability to detect certain vulnerabilities, which may allow those vulnerabilities to persist in our systems over long periods of time. Additionally, it may take considerable time for us to investigate and evaluate the full impact of incidents, particularly for sophisticated attacks. These factors may inhibit our ability to provide prompt, full, and reliable information about the incident to our customers, partners, regulators, and the public. Geopolitical tensions or conflicts, such as Russia’s invasion of Ukraine, may further heighten the risk of cyber-attacks. The emergence and maturation of AI capabilities may also lead to new and/or more sophisticated methods of attack, including fraud that relies upon “deep fake” impersonation technology or other forms of generative automation that may scale up the efficiency or effectiveness of cyber-attacks. We have experienced such incidents in the past, and any future incidents could expose us to claims, litigation, regulatory or other governmental investigations, administrative fines and potential liability. Any system failure, accident or security breach could result in disruptions to our operations. A material network breach in the security of our or our service providers’ IT systems could include the theft of our trade secrets, customer information, human resources information or other confidential data, including but not limited to personally identifiable information. Although past incidents have not had a material adverse effect on our business operations or financial performance, to the extent that any disruptions or security breach results in a loss or damage to our data, or an inappropriate disclosure of confidential, proprietary or customer information, it could cause significant damage to our reputation, affect our relationships with our customers and strategic partners, lead to claims against us from governments and private plaintiffs, and otherwise adversely affect our business. We cannot guarantee that future cyberattacks, if successful, will not have a material effect on our business or financial results.
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
Our technology could have undetected defects, errors or bugs in hardware or software which could reduce market adoption, damage our reputation with current or prospective customers and/or expose us to product liability and other claims that could materially and adversely affect our business.
We may be subject to claims that our product and service offerings, including the Athena platform, have malfunctioned and persons were injured or purported to be injured. Any insurance that we carry may not be sufficient or it may not apply to all situations. Similarly, to the extent that such malfunctions are related to components obtained from third-party vendors, such vendors may not assume responsibility for such malfunctions. In addition, our customers could be subjected to claims as a result of such incidents and may bring legal claims against us to attempt to hold us liable. Any of these events could adversely affect our brand, relationships with customers, operating results or financial condition.
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
Parties with an interest in other energy sources, including lawmakers, regulators, policymakers, environmental and advocacy organizations or other activists may invest significant time and money in efforts to delay, repeal or otherwise negatively influence laws, regulations and programs that promote renewable energy. Many of these parties have substantially greater resources and influence than we have. Further, changes in U.S. federal, state or local political, social or economic conditions, including the recent change in U.S. Presidential administration or deprioritization of these laws, programs and regulations, could result in their modification, delayed adoption or repeal. Any failure to adopt, delay in implementing, expiration, repeal or modification of these programs and regulations, or the adoption of any programs or regulations that encourage the use of other energy sources over renewable energy, could adversely affect our business, financial condition and results of operations.
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
Escalating trade tensions, particularly between the United States and China, have led to increased tariffs and trade restrictions, including tariffs applicable to certain materials and components for products used in storage or solar energy projects and the renewable energy market more broadly, such as module supply and availability. More specifically, in March 2018, the United States imposed a 25% tariff on steel imports and a 10% tariff on aluminum imports pursuant to Section 232 of the Trade Expansion Act of 1962 and has imposed additional tariffs on steel and aluminum imports pursuant to Section 301 of the Trade Act of 1974. To the extent we source products that contain overseas supplies of steel and aluminum, these tariffs and any additional or increased tariffs could result in interruptions in the supply chain and negatively affect costs and our gross margins. Additionally, in January 2018, the United States adopted a tariff on imported solar modules and cells pursuant to Section 201 of the Trade Act of 1974. The tariff was initially set at 30%, with a gradual reduction over four years to 15%. In 2022, the United States extended the Section 201 solar tariffs for an additional four years, which declines to a rate of 14% in 2025. While this tariff does not apply directly to the components we import, it may indirectly affect us by affecting the financial viability of solar energy projects, which could in turn reduce demand for our products. Furthermore, in July 2018, the United States adopted a 10% tariff on a long list of products imported from China under Section 301 of the Trade Act of 1974, including, inverters and power optimizers, which became effective on September 24, 2018. In June 2019, the Office of the U.S. Trade Representative increased the rate of such tariffs from 10% to 25%. While these tariffs are not directly applicable to our products, they could negatively affect the solar energy projects in which our products are used, which could lead to decreased demand for our products. In 2024, the United States increased Section 301 tariffs on Chinese lithium-ion battery packs from 7.5% to 25%, which are scheduled to take effect in 2026. In 2025, the United States broadly imposed additional 10% tariffs on Chinese goods under the International Emergency Economic Powers Act of 1977.
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
In February 2022, Auxin Solar Inc., a U.S. producer of crystalline silicon PV products, petitioned the USDOC to investigate alleged circumvention of antidumping and countervailing duties on crystalline silicon PV cell and module imports assembled and completed in Cambodia, Malaysia, Thailand, and Vietnam. In August 2023, USDOC issued a final determination that certain Chinese producers are circumventing antidumping and countervailing duties by shipping crystalline silicon PV cells and modules through Cambodia, Malaysia, Thailand, and Vietnam for minor processing. However, that two-year moratorium has since expired. In 2024, USDOC initiated a second solar antidumping and countervailing duties case involving these same four countries. In 2025, the United States also initiated an antidumping and countervailing duties case for Chinese anode material, which could affect battery prices. The United States has suspended until June 2024 collection of antidumping and countervailing duties on crystalline silicon PV cell and module imports from those four countries. The timing and progress of many of our customers’ projects depend upon the supply of batteries, PV cells and modules. As a result, if the United States begins collecting antidumping and countervailing duties on such products, it could adversely affect our business, financial condition and results of operations.
Tariffs, and the possibility of additional or increased tariffs in the future, have created uncertainty in the industry, particularly in light of the recent change in U.S. Presidential administration. This has resulted in, and may continue to result in, some project delays. If the price of solar systems or energy storage systems in the United States increases, the use of these products could become less economically feasible and could reduce our gross margins or reduce the demand of such systems manufactured and sold, which in turn may decrease demand for our products. Additionally, existing or future tariffs may negatively affect key customers, suppliers, and manufacturing partners. Such outcomes could adversely affect the amount or timing of our revenues, results of operations or cash flows, and continuing uncertainty could cause sales volatility, price fluctuations or supply shortages, or cause our customers to advance or delay their purchase of our products. It is difficult to predict what further trade-related actions governments may take, which may include additional or increased tariffs and trade restrictions, and we may be unable to quickly and effectively react to such actions.
Some products that we import may also be affected by the Uyghur Forced Labor Prevention Act (the “UFLPA”), which was signed into law by former President Biden in 2021. According to U.S. Customs and Border Protection, “it establishes a rebuttable presumption that the importation of any goods, wares, articles, and merchandise mined, produced, or manufactured wholly or in part in the Xinjiang Uyghur Autonomous Region of the People’s Republic of China, or produced by certain entities, is prohibited by Section 307 of the Tariff Act of 1930 and that such goods, wares, articles, and merchandise are not entitled to entry to the U.S. The presumption applies unless the Commissioner of U.S. Customs and Border Protection determines that the importer of record has complied with specified conditions and, by clear and convincing evidence, that the goods, wares, articles, or merchandise were not produced using forced labor.” There continues to be uncertainty regarding how to achieve full compliance with the UFLPA, whether related to sufficient traceability of materials or other factors. This has created a significant compliance burden and caused supply chain constraints and project delays for our customers that import certain products (including solar panels and related components) from China. Although our own product delivery schedules have not been materially affected thus far, future developments in the enforcement of the UFLPA and related withhold release orders issued by the U.S. Customs and Border Protection may result in disruptions to our own supply chains and future sales, and therefore negatively impact our business, financial condition, and results of operations.
Additional Risks Related to our Securities and Our Capital Structure
We may fail to qualify for continued listing on the NYSE, which could make it more difficult for our stockholders to transact in our shares and reduce the value of their stock.
Our common stock is listed on the NYSE under the symbol “STEM.” We are required to satisfy the continued listing requirements of the NYSE to maintain such listing, including, among other things, the maintenance of a certain average closing price of our common stock.
On August 28, 2024, we received formal notice from the NYSE that we were not in compliance with Section 802.01C of the NYSE Listed Company Manual because the average closing price of our shares of common stock had fallen below $1.00 per share over a period of 30 consecutive trading days. We subsequently notified the NYSE of our intent to regain compliance with the requirements of Section 802.01C. We are able to regain compliance at any time within the six-month period following receipt of the notice if, on the last trading day of any calendar month during this cure period (or the last trading day of this cure period), we have a closing share price of at least $1.00 and an average closing share price of at least $1.00 over the prior 30 trading-day period. If we do not regain compliance with Section 802.01C within that cure period, the NYSE may commence delisting proceedings.
There can be no assurance that we will be able to regain compliance with the NYSE’s continued listing requirements. If our stock price does not increase, we may not be able to meet the standards for continued listing on the NYSE within the compliance period. If we do not regain compliance with the NYSE continued listing standards, we could face material adverse consequences, including:
•a limited availability of market quotations for our common stock;
•an adverse effect on the market price of our common stock;
•loss of confidence from stakeholders, employees and potential business partners;
•reduced liquidity with respect to our common stock;
•a determination that our shares are a “penny stock,” which will require brokers trading in our shares to adhere to more stringent rules, and which may limit demand for our common stock among certain investors;
•a limited amount of news and analyst coverage for our company; and
•a decreased ability to issue additional securities or obtain additional financing in the future.

Some analysts have downgraded our common stock or dropped coverage. If more analysts do not publish research about our business or publish inaccurate or unfavorable research, our stock price and trading volume could decline further.
The trading market for our common stock depends in part on the research and reports that analysts publish about our business. We do not have any control over these analysts. Some analysts have recently downgraded our common stock, while others have dropped coverage. If more analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, demand for our common stock could further decrease and our common stock price and trading volume may decline.
Our common stock price has been, and may continue to be, subject to significant volatility.
Our common stock price during the year ended December 31, 2024, ranged from $0.30 to $3.74 per share. The price of our common stock in 2024 was highly volatile and may fluctuate in response to our results of operations in future periods or due to other factors, including factors specific to companies in our industry, many of which are beyond our control. As a result, our share price may continue to experience significant volatility and may not necessarily reflect the value of our expected performance. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include the following:
•The addition or loss of significant customers;
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
Our financial condition and results of operations and other key metrics are likely to continue to fluctuate on a quarterly basis in future periods, which could cause our results for a particular period to fall below expectations, resulting in a severe decline in the price of our common stock.
Our financial condition and results of operations and other key metrics have fluctuated significantly in the past and may continue to fluctuate in the future due to a variety of factors, many of which are beyond our control. For example, the amount of revenue we recognize in a given period has been materially dependent on the volume of purchases of our energy storage systems and software-enabled services in that period, as well as on a small number of customers. Furthermore, in October 2024, we announced a new business strategy, which is expected to result in reduced revenues and short-term disruptions in our operations in the near term.
In addition to the other risks described herein, the following factors could also cause our financial condition and results of operations to fluctuate on a quarterly basis:
•the demand in, or timing of, customer installations of our hardware, which may depend on many factors such as availability of inventory, product quality or performance issues, or local permitting requirements, utility requirements, environmental, health and safety requirements, weather and customer facility construction schedules, and availability and schedule of our third-party general contractors;
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
We may issue securities in the future in connection with investments or acquisitions or otherwise. The number of shares of common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to our stockholders.
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
Unfavorable macroeconomic conditions, such as a general slowdown or recession of the global or U.S. economy, uncertainty and volatility in the financial markets, inflation or rising interest rates, as well as geopolitical conditions could reduce investment in projects that make use of our services. Market uncertainty and volatility in various geographies have been magnified as a result of potential shifts in U.S. and foreign trade, economic, and other policies following the recent change in U.S. Presidential administration. In addition, sustained unfavorable macroeconomic conditions might also have a negative impact on many of our customers or suppliers, which could impair their ability to meet their obligations to us. If economic and market conditions globally, in the U.S. or in other key markets become more volatile or deteriorate further, we may experience material impacts on our business, financial condition and results of operations.
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
In addition to our internal processes, our partnerships with various third-party vendors comprise a key component of our cyber risk management program. We engage several reputable third-party companies to monitor and work to maintain the performance and effectiveness of our products and services, as well as to conduct System and Organization Controls (SOC) assessments and our mandatory cybersecurity training for employees. We are also implementing systems and processes designed to oversee, identify and reduce the potential impact of a security incident at a third-party vendor, service provider or customer or otherwise implicating the third-party technology and systems we use.
Our Compliance and Security Officer (“CSO”), who has extensive cybersecurity knowledge and skills gained from more than 20 years of work experience at the Company and elsewhere, is the head of our experienced cybersecurity team and is responsible for assessing and managing our cyber risk management program. The CSO receives reports on cybersecurity threats on an ongoing basis and regularly reviews risk management measures implemented by the Company to identify and mitigate data protection and cybersecurity risks. Our CSO collaborates with our business, engineering, human resources, legal, and other functions to implement and enforce our cyber policies. Our CSO reports to our CTO, and they collectively inform our senior management regarding the prevention, detection, mitigation, and remediation of incidents and vulnerabilities.
The Audit Committee of the Board of Directors (the “Board”) oversees our cybersecurity risk exposures and the steps taken by management to monitor and mitigate cybersecurity risks. Each quarter, our CTO updates the Audit Committee on the development and effectiveness of our cyber risk management program. In addition, the Audit Committee is responsible for periodically reviewing and discussing with management our practices with respect to cybersecurity and information security risk management. In addition, cybersecurity risks are reviewed by the Board as part of the Company’s corporate risk mapping exercise.
Although we have experienced, and will continue to experience, cyber incidents in the normal course of our business, as of the date of this report, prior cyber incidents have not had a material adverse effect on the Company, including our business strategy, results of operations, and financial conditions. For a further explanation of the cybersecurity risks and threats to which we could be subject, see “A failure of our information technology and data security infrastructure could adversely affect our business and operations” in Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K.
ITEM 2. PROPERTIES
Our corporate headquarters is located in San Francisco, California. This facility comprises approximately 6,500 square feet of office space. We lease this facility. In addition, our other material properties are described below.

Type of Space	Location	Approximate Square Footage	Leased or Owned
Office	Gurugram, India	41,800 square feet	Leased
Office	Broomfield, Colorado	13,600 square feet	Leased
Manufacturing	Longmont, Colorado	24,100 square feet	Leased
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
ITEM 3. LEGAL PROCEEDINGS
The information with respect to this Item 3, “Legal Proceedings” is set forth in Note 21 — Commitments and Contingencies, in the accompanying notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock
Our common stock is traded on The New York Stock Exchange under the symbol “STEM.”
Holders
As of February 25, 2025, there were 88 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividend Policy
We have not paid any cash dividends on our common stock to date and currently intend to retain any future earnings to fund the growth of our business. The payment of cash dividends is at the sole discretion of the Board and may be affected by various factors, including our future earnings, financial condition, capital requirements, share repurchase activity, current and future planned strategic growth initiatives, levels of indebtedness, and other considerations our Board deems relevant.
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
This MD&A generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this Annual Report on Form 10-K can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K filed with the SEC on February 29, 2024.

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
Overview
Our mission is to help our customers plan, deploy, and operate clean energy assets via artificial intelligence (“AI”)-enabled software and services.
In order to fulfill our mission, we provide our customers, which include energy traders, asset owners, independent power producers, community choice aggregators, offtakers, renewable project developers, engineering, procurement and construction (“EPC”) firms, operations & maintenance providers, electric cooperatives, utilities, load-serving entities, and grid operators, with (i) an integrated suite of software and edge products, and (ii) full-lifecycle energy services from a team of leading experts.
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
We operate in two key areas within the renewable energy landscape: solar and storage. In solar, we serve project developers, asset owners and engineering, procurement and construction firms (EPCs) by selling them solar edge devices and monitoring and control software, as well as professional services related to the design and commissioning of the same.
In storage, we serve project developers, asset owners, EPCs, and distributors by selling them software-enabled forecasting and optimization managed services that minimize spending on utility bills, or maximize revenue from energy market participation. In some cases, we also resell battery OEM hardware to our customers for a fee.
Some customers own both solar and storage assets, and use our full software capabilities and services across both asset classes.
We have incurred net operating losses and negative cash flows from operations each year since our inception. We have financed our operations primarily through cash flows from customers, proceeds from the Merger, convertible senior notes, and issuance of convertible preferred stock.
Our total revenue decreased from $461.5 million for the year ended December 31, 2023 to $144.6 million for the year ended December 31, 2024. For the years ended December 31, 2024 and 2023, we incurred net losses of $854.0 million and $140.4 million, respectively. As of December 31, 2024, we had an accumulated deficit of $1,626.5 million.
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

Our New Strategy
In October 2024, we announced a new business strategy that reflects a renewed focus on developing and marketing our AI-enabled software and services offerings. This transition will entail significant operational changes, including reduction of what has historically been the source of most of our revenue (battery resales), adjustments to the way we develop and market our products and services, and realignment of our business processes. These changes are expected to result in reduced revenue, increased restructuring-related costs and short-term disruptions in our operations, which may negatively affect our ability to effectively scale our software and services offerings and achieve our financial and operational targets. Failure to successfully and timely implement our new strategy may have a material adverse effect on our business, financial condition, and results of operations. See “We may not be able to successfully implement our recently announced new strategy.” in Part I. Item 1A. “Risk Factors” in this Report for additional information about certain risks related to our new strategy.
Cash Reserves
The execution of our new business strategy is expected to require significant investment in our human capital and infrastructure. As of December 31, 2024, we had cash and cash equivalents of $56.3 million (as compared to $75.4 million as of September 30, 2024 and $105.4 million as of December 31, 2023), while our operating expenses for the year ended December 31, 2024 were $828.4 million. Our cash reserves may constrain our ability to make the investments required to execute our new strategy. Moreover, our cash reserves may not be sufficient to fund operations. If our cash flow from operations does not improve as quickly as expected, or if we are unable to secure additional sources of capital if or when the need arises, it may have a material adverse effect on our business, financial condition, and results of operations.
Customer Concentration
We have historically depended on a small number of significant customers for our sales, and a small number of customers have historically accounted for a material portion of our revenue. Although we continue to diversify our customer base, we may continue to derive a significant portion of our revenue from a small number of customers. Loss of a significant customer, the inability to close (or a delay in closing) a significant contract at any time, or a significant reduction in pricing or order volume from a significant customer, have (in the case of contractual delays) resulted in material reductions in revenue and other adverse effects in certain quarters, and may do so in the future.
NYSE Notice
On August 28, 2024, we received formal notice from the New York Stock Exchange (the “NYSE”) that we were not in compliance with Section 802.01C of the NYSE Listed Company Manual because the average closing price of our shares of common stock had fallen below $1.00 per share over a period of 30 consecutive trading days. We subsequently notified the NYSE of our intent to regain compliance with the requirements of Section 802.01C. We are able to regain compliance at any time within the six-month period following receipt of the notice if, on the last trading day of any calendar month during this cure period (or the last trading day of this cure period), we have a closing share price of at least $1.00 and an average closing share price of at least $1.00 over the prior 30 trading-day period. If we do not regain compliance with Section 802.01C within such cure period, the NYSE may commence delisting proceedings. The NYSE rules also provide for an exception to the six-month cure period if the action required to regain compliance with Section 802.01C requires stockholder approval, in which case, the action needs to be approved by stockholders by no later than our next annual meeting of stockholders and promptly implemented. We would be able to regain compliance if our share price promptly exceeds $1.00 per share after receiving stockholder approval, and the price remains above that level for at least the following 30 trading days. On February 13, 2025, we notified the NYSE that we intend to regain compliance with Section 802.01C through a reverse stock split, for which we would seek stockholder approval no later than at our 2025 annual meeting of stockholders.
The notice does not affect our ongoing business operations or our SEC reporting requirements.
For more information, see Part I. Item 1A. “Risk Factors —We may fail to qualify for continued listing on the NYSE, which could make it more difficult for our stockholders to sell their shares.”

Inflation Reduction Act and Infrastructure Investment and Jobs Act
In August 2022, the U.S. government enacted the United States Inflation Reduction Act of 2022 (the “IRA”), which includes several provisions intended to accelerate U.S. manufacturing and adoption of clean energy, battery and energy storage, electrical vehicles, and other solar products and is expected to impact our business and operations. As part of such incentives, the IRA, among other things, extends the investment tax credit and production tax credit at their full rates until at least 2034 and is therefore expected to increase the demand for solar and storage products. The IRA also incentivizes residential solar and storage customers and developers through the inclusion of a tax credit for qualifying energy projects of up to 30%. Section 45X of the IRA offers advanced manufacturing production tax credits (“AMPTC”) that incentivize the production of eligible components within the U.S. These provisions of the law are only several years old, and regulations and guidance concerning their implementation are gradually being published and refined by the U.S. Treasury Department. On October 24, 2024, final regulations concerning the application of IRC §45X were published. The regulations contain detailed rules concerning the eligibility, qualifying and accounting for AMPTCs. Of particular relevance to the Company are the rules concerning the qualification and measurement of AMPTCs to Residential Inverters, Commercial Inverters and DC-Optimized Inverter Systems, that are included in the definition of Microinverters. In 2024 we sold a significant part of the AMPTCs we generated from our U.S. production of eligible components.
In January 2025, the new U.S. administration issued an executive order and a memorandum aimed at pausing the disbursement of grants and other government funds, including funds under the IRA and the and Infrastructure Investment and Jobs Act (“IIJA”), thereby creating uncertainty regarding the ability to secure government awards and grants. This potential loss of financial support could adversely affect our business and the overall financial performance of the Company.
Furthermore, potential federal decisions to modify the IRA, IIJA or their associated regulations or guidance could adversely affect the availability of incentives.
Parent Company Guarantees
Prior to July 2023, we agreed in certain customer contracts, to provide a guarantee that the value of purchased hardware will not decline for a certain period of time, as more fully described below under Note 3 — Revenue, in the accompanying notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. We account for such contractual terms and guarantees as variable consideration at each measurement date. We update our estimates of variable consideration each quarter, including changes in estimates related to such guarantees, for facts or circumstances that have changed from the time of the initial estimate. As a result, the Company recorded a net revenue reduction of $38.7 million in hardware revenue during the year ended December 31, 2024. The overall reduction in revenue was related to deliveries that occurred prior to 2024.
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
Impairment and Accounts Receivable Write-Off
For those contracts where the customers invoked parent company guarantee (“PCG”) protection pursuant to the applicable contract, we have worked actively to remarket the remaining systems subject to PCG with a wide variety of potential customers, as more fully described below under Note 3 — Revenue, in the accompanying notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Given the uncertainty of collection from the original customers of due and unpaid amounts in those cases where we believe we have enforceable rights of recovery, we believe the likelihood for collection of the accounts receivable outstanding relating to hardware subject to these PCG’s is no longer probable. Accordingly, we wrote-off the remaining receivables of $104.1 million during the year ended December 31, 2024. We are evaluating all potential remedies with respect to our enforceable rights under applicable contracts.
Seasonality
Our results of operations have typically fluctuated due to seasonal trends, which we expect to recur in future periods. Historically, we have recognized most of our revenue in the third and fourth fiscal quarters of each year due to various factors, including the requirement by our customers to reach target commercial operation dates for their renewable energy projects as well as tax equity and financing considerations. For instance, our revenue recognized in the third and fourth quarters of the fiscal year ended December 31, 2024 accounted for 59% of the total revenue recognized in the fiscal year ended December 31, 2024. The seasonality of our results of operations may be mitigated as our software and services offerings begin to comprise a greater percentage of our total revenue.

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
DevCo Joint Ventures
We, through an indirect wholly-owned development subsidiary, have entered into strategic joint ventures with qualified third parties to develop select energy storage generation projects (“DevCo Projects”), as more fully described below under Note 1 — Business in the accompanying notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. These projects require significant upfront investment by us and involve a high degree of risk. If a DevCo Project fails to reach completion or is significantly delayed, we could lose all or a portion of our development capital investment. See “We Face Risks Related to our DevCo Business Model” in Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K for additional information about certain risks related to these DevCo Projects.
Decline in Lithium-Ion Battery Costs
Our revenue growth is directly tied to the continued adoption of energy storage systems by our customers. The cost of lithium-ion energy storage hardware has generally declined over the last decade, but increased demand and global supply chain constraints or trade and tariff actions could cause price increases in the future. The market for energy storage is rapidly evolving, and while we believe costs will continue to decline over time, there is no guarantee. If costs do not continue to decline, or do not decline as quickly as we anticipate, this could adversely affect our ability to increase our revenue and grow our business. The IRA, which was signed into law in August 2022, includes incentives and tax credits aimed at reducing the effects of climate change, such as a tax credit for stand-alone battery storage projects. The implementation of the IRA is expected to further reduce the cost of battery storage systems for certain customers; however, there are numerous restrictions and requirements associated with qualifying for the tax credits and other incentives available under the IRA, and we continue to assess Treasury Department and other guidance on how the IRA impacts our business. Additionally, a new Congress and presidential administration introduces uncertainty as to whether these financial and tax incentives will be modified, reduced or restricted in the future.
Increase in Deployment of Renewables
Deployment of intermittent resources has accelerated over the last decade, and today, wind and solar have become a low cost energy source. We expect the cost of generating renewable energy to continue to decline and deployments of energy storage systems to increase. As renewable energy sources of energy production are expected to represent a larger proportion of energy generation, grid instability rises due to their intermittency, which can be addressed by energy storage solutions. The IRA is expected to further increase the deployment of renewable energy assets, provided that the law or its implementation is not modified or restricted in a way that counters these effects. We are continuing to evaluate the IRA and its requirements, including Treasury Department guidance, and its application to our business and our customers.
Competition
Our key competitors include energy monitoring and optimization software providers, energy storage and edge device OEMs, hardware integration providers, renewable project developers, EPC firms, and consulting firms. In storage, our competitors are typically focused on the development and marketing of single-purpose built solutions with captive hardware offerings, while our AI-powered software is hardware agnostic, and benefits from operational data across a multitude of hardware types, geographies, utilities, and grid operator service areas. In solar, our competitors provide monolithic software and edge devices, whereas PowerTrack™ and our edge devices provide customers with a flexible solution that meets their individual project needs.
We believe we are well-positioned to compete successfully in the market for software and software-enabled services. We are among the leaders in global distributed solar and energy storage assets under management, supported by proven technology, focused customer service, strong strategic partnerships and a seasoned leadership team with a track record of success.
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
We generally record the full purchase order value as revenue at the time of hardware delivery; however, for certain non-cancelable purchase orders entered into during the first quarter of 2023, the final settlement amount payable to us is variable and indexed to the price per ton of lithium carbonate in the first quarter of 2024 such that we may increase or decrease the final prices in such purchase orders based on the price per ton of lithium carbonate at final settlement. Lithium carbonate is a key raw material used in the production of hardware systems that we ultimately sell to our customers. The total dollar amount of such purchase orders for the indexed contracts was approximately $52.0 million. However, due to the pricing structure in such purchase orders, we recorded revenue in the first quarter of 2023 of approximately $42.0 million, net of a $10.2 million revenue constraint, using a third party forecast of the lithium carbonate trading value in the first quarter of 2024. Because we had not previously used indexed pricing in our customer contracts or purchase orders and had not previously constrained revenue related to forecasted inputs of our hardware systems, we believe that including the $10.2 million revenue constraint from the first quarter of 2023 into non-GAAP gross profit enhances the comparability to our non-GAAP gross profit in prior periods. We recorded the full cost of hardware revenue for these indexed contracts in the first quarter of 2023. All amounts associated with such indexed contracts have been settled.
During the years ended December 31, 2024 and 2023, we incurred costs of $1.0 million and $2.7 million, respectively, above initially agreed prices on the acquisition of certain hardware systems from one of our suppliers, which resulted from production delays by such supplier. This in turn caused fulfillment and delivery delays on an order to one of our customers, as a result of which we further incurred liquidated damages of $4.8 million during the year ended December 31, 2023, under the customer contract. Because we had not previously incurred costs above initially agreed prices with a hardware supplier and were subsequently required to pay liquidated damages to a customer, we excluded these two items from adjusted EBITDA and non-GAAP gross profit to better facilitate comparisons of our underlying operating performance across periods.

The following table provides a reconciliation of gross profit and margin (GAAP) to non-GAAP gross profit and margin (in millions, except for percentages):

	Years Ended December 31,
	2024	2023
Revenue	$144.6	$461.5
Cost of revenue	(155.7)	(457.9)
GAAP gross (loss) profit	$(11.1)	$3.6
GAAP gross margin (%)	(8)%	1%

Non-GAAP Gross Profit
GAAP Revenue	$144.6	$461.5
Add: Revenue constraint (1)	—	10.2
Add: Revenue reduction, net (2)	38.7	35.1
Add: Liquidated damages (3)	—	4.8
Subtotal	183.3	511.6
Less: Cost of revenue	(155.7)	(457.9)
Add: Amortization of capitalized software & developed technology	16.2	13.5
Add: Impairments	18.9	5.2
Add: Excess supplier costs (3)	1.0	2.7
Non-GAAP gross profit	$63.7	$75.1
Non-GAAP gross margin (%)	35%	15%
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
We calculate adjusted EBITDA as net loss attributable to us before depreciation and amortization, including amortization of internally developed software, interest expense, further adjusted to exclude stock-based compensation and other income and expense items, including the net gain on extinguishment of debt, revenue constraint, reduction in revenue, excess supplier costs and resulting liquidated damages, change in fair value of derivative liabilities, impairment of goodwill, contract termination payment, impairment and accounts receivable write-off, transaction and acquisition-related charges, restructuring costs and income tax provision or benefit.

The following table provides a reconciliation of adjusted EBITDA to net loss (in thousands):

	Years Ended December 31,
	2024	2023
	(in thousands)
Net loss	$(854,014)	$(140,413)
Adjusted to exclude the following:
Depreciation and amortization (1)	48,807	51,134
Interest expense	18,293	14,977
Gain on extinguishment of debt, net	—	(59,121)
Stock-based compensation	18,471	45,109
Revenue constraint (2)	—	10,200
Revenue reduction, net (3)	38,653	35,051
Excess supplier costs and resulting liquidated damages (4)	1,012	7,554
Change in fair value of derivative liability	(1,477)	7,731
Impairment of goodwill	547,152	—
Contract termination payment (5)	10,000	—
Impairment and accounts receivable write-off (6)	104,134	—
Impairment of inventory and other deferred costs (7)	18,059	—
Impairment of deferred costs with suppliers (8)	13,409	—
Provision for income taxes	332	433
Other expenses (9)	14,328	7,889
Adjusted EBITDA	$(22,841)	$(19,456)
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
(5) Contract termination payments and hardware deposit forfeitures with certain suppliers.
(6) Refer to the discussion of write-offs relating to parent company guarantee related arrangements in “— Impairment and Accounts Receivable Write-Off” above.
(7) Impairment of inventory and other deferred costs represents charges to cost of goods to reduce the value of certain inventory items and deferred assets to their net realizable value.
(8) Deposit forfeitures with certain hardware suppliers.
(9) Adjusted EBITDA for the year ended December 31, 2024 reflects the exclusion of other expenses of $14.3 million. Other expenses are comprised of an accounts receivable write-off of $7.3 million, $1.2 million for advisory services relating to our change in strategy, $1.5 million in connection with separation agreements for certain of the Company’s former executive officers, $3.7 million for expenses related to restructuring costs to pursue greater efficiency and to realign our business and strategic priorities, and $0.6 million of other non-recurring expenses. Adjusted EBITDA for the year ended December 31, 2023 reflects the exclusion of other expenses of $7.9 million. Other expenses are comprised of $5.6 million in accruals for sales taxes, $1.3 million for expenses related to restructuring costs, $0.5 million for impairments, and $0.5 million of other non-recurring expenses. Restructuring expenses consisted of employee severance and other exit costs.

Financial Results and Key Metrics
The following table presents our financial results and our key metrics (in millions, except for percentages and unless otherwise noted):

	Years Ended December 31,
	2024	2023
	(in millions)
Key Financial Metrics
Revenue	$144.6	$461.5
GAAP gross (loss) profit	$(11.1)	$3.6
GAAP gross margin (%)	(8)%	1%
Non-GAAP gross profit	$63.7	$75.1
Non-GAAP gross margin (%)	35%	15%
Net loss	$(854.0)	$(140.4)
Adjusted EBITDA	$(22.8)	$(19.5)

Key Operating Metrics
Bookings (1)	$435.9	$1,532.4
Contracted backlog* (2)	1,168.1	1,929.3
Contracted storage AUM (in GWh)*	5.6	5.5
Solar monitoring AUM (in GW)* (3)	29.9	27.5
CARR* (4)	86.0	91.0
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
Components of Our Results of Operations
Revenue
We generate services and other revenue and hardware revenue. Services and other revenue is generated through (i) energy optimization software, (ii) asset management software, and (iii) the sale of project assets and advisory services. Software fees charged to customers generally consist of recurring fixed monthly payments throughout the term of the contract and in some arrangements, an installation and/or upfront fee component. We may also receive incentives from utility companies in relation to the sale of our services.
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
Impairment of Goodwill
Impairment of goodwill represents impairment charges as a result of the carrying amount being greater than the fair value.
Other (Expense) Income, Net
Interest Expense
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
Other Income, Net
Other income, net consists primarily of income from equity investments and foreign exchange gains or losses.

Results of Operations
Results of Operations for the Years Ended December 31, 2024 and 2023

	Year Ended December 31,		$ Change	% Change
	2024	2023
	(In thousands, except percentages)
Revenue
Services and other revenue	$67,810	$62,548	$5,262	8%
Hardware revenue	76,774	398,967	(322,193)	(81)%
Total revenue	144,584	461,515	(316,931)	(69)%
Cost of revenue
Cost of services and other revenue	52,394	50,298	2,096	4%
Cost of hardware revenue	103,248	407,552	(304,304)	(75)%
Total cost of revenue	155,642	457,850	(302,208)	(66)%
Gross (loss) profit	(11,058)	3,665	(14,723)	(402)%
Operating expenses
Sales and marketing	37,759	51,556	(13,797)	(27)%
Research and development	51,282	56,508	(5,226)	(9)%
General and administrative	88,071	74,915	13,156	18%
Impairment of parent company guarantees	104,134	—	104,134	*
Impairment of goodwill	547,152	—	547,152	*
Total operating expenses	828,398	182,979	645,419	353%
Loss from operations	(839,456)	(179,314)	(660,142)	368%
Other (expense) income, net
Interest expense	(18,293)	(14,977)	(3,316)	22%
Gain on extinguishment of debt, net	—	59,121	(59,121)	*
Change in fair value of derivative liability	1,477	(7,731)	9,208	*
Other income, net	2,590	2,921	(331)	(11)%
Total other (expense) income, net	(14,226)	39,334	(53,560)	(136)%
Loss before (provision for) benefit from income taxes	(853,682)	(139,980)	(713,702)	510%
(Provision for) benefit from income taxes	(332)	(433)	101	(23)%
Net loss	$(854,014)	$(140,413)	$(713,601)	508%
*Percentage is not meaningful
Revenue
Total revenue decreased by $316.9 million, or 69%, for the year ended December 31, 2024, as compared to the year ended December 31, 2023. The change was primarily driven by a $322.2 million decrease in hardware revenue primarily due to variable consideration adjustments of $38.7 million related to parent company guarantees as discussed in Note 3 — Revenue, and a $283.5 million decrease, resulting largely from a decrease in demand for hardware systems due to certain project-related interconnection and financing delays. The decrease was partially offset by an increase in services and other revenue of $5.3 million compared to the year ended December 31, 2023, primarily due to an increase in solar services subscriptions from existing and new customers.
Cost of Revenue
Cost of revenue decreased by $302.2 million, or 66%, for the year ended December 31, 2024, as compared to the year ended December 31, 2023. The decrease was primarily driven by a decrease of cost of hardware revenue of $304.3 million due to a change in the mix of hardware and service offerings. Cost of services and other revenue increased $2.1 million, primarily due to an increase in solar cloud service costs and amortization of internally developed software costs.

Operating Expenses
Sales and Marketing
Sales and marketing expense decreased by $13.8 million, or 27%, for the year ended December 31, 2024, as compared to the year ended December 31, 2023. The decrease was primarily due to a decrease of $8.5 million in personnel costs as a result of a decrease in headcount, a decrease of $3.3 million in amortization expense related to intangible assets from the acquisition of AlsoEnergy and contract origination costs, and a decrease of $2.0 million of professional services, resulting from reductions in advisory services, and office-related expenses as a result of marketing related subscription cancellations.
Research and Development
Research and development expense decreased by $5.2 million, or 9%, for the year ended December 31, 2024, as compared to the year ended December 31, 2023. The decrease was primarily due to a decrease of $5.1 million in personnel costs as a result of lower headcount, and a decrease of $0.1 million in professional services and other expenses.
General and Administrative
General and administrative expense increased by $13.2 million, or 18%, for the year ended December 31, 2024, as compared to the year ended December 31, 2023. The increase was primarily driven by a one-time contract termination payment of $23.4 million, an increase of $7.2 million of professional services and other expenses, and an increase of $1.8 million in office-related expenses partially offset by a decrease of $13.6 million in personnel costs as a result of a decrease in headcount, and a decrease of $5.6 million in business taxes related to state sales tax liabilities.
Impairment of parent company guarantees
Credit losses increased by $104.1 million for the year ended December 31, 2024 primarily due to a write-off of receivables related to certain customer contracts, which provided a parent company guarantee, that were deemed to be uncollectible.
Impairment of Goodwill
During the year ended December 31, 2024, we recorded an impairment of goodwill of $547.2 million as the carrying amount of the reporting unit exceeded its fair value.
Other (Expense) Income, Net
Interest Expense
Interest expense increased by $3.3 million, or 22%, for the year ended December 31, 2024, as compared to the year ended December 31, 2023. The increase was primarily driven by an increase of $2.5 million in interest on our 2028 and 2030 Convertible Notes, and the accretion of discount on short-term investments of $2.0 million, partially offset by a decrease of $1.2 million in interest on financing obligations.
Gain on Extinguishment of Debt, Net
During the year ended December 31, 2023, we recorded a $59.4 million gain on extinguishment of debt driven by a $99.8 million payment to extinguish approximately $163.0 million aggregate principal amount of our 2028 Convertible Notes. The gain was partially offset by a $0.3 million loss on extinguishment of debt from repayment of our 2021 Credit Agreement.
Change in Fair Value of Derivative Liability
During the year ended December 31, 2024, we realized gains of $1.5 million relating to the settlement of our derivative liability related to customers contracts, as compared to unrealized losses of $7.7 million for the year ended December 31, 2023 due to the change in the price per ton of lithium carbonate.
Other Income, Net
Other income, net decreased by $0.3 million, or 11%, for the year ended December 31, 2024, as compared to the year ended December 31, 2023. The net decrease was primarily due to a decrease of $0.7 million due to an increase in recognized accretion expense on assets, a decrease of $0.2 million in income from equity investments, and a decrease of $0.8 million in interest income from short-term investments, partially offset by a $1.4 million realized loss on short-term investments.
(Provision for) Benefit from Income Taxes
During the year ended December 31, 2024, we recorded a provision for income taxes of $0.3 million primarily due to foreign and state income tax expense. During the year ended December 31, 2023, we recorded a provision for income taxes of

$0.4 million primarily as a result of foreign and state income tax expense from the gain on extinguishment of debt related to our 2028 Convertible Notes during the second quarter of 2023, which was offset by a partial release of our deferred tax asset valuation due to an acquisition during the first quarter of 2023.
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
As of December 31, 2024, our principal sources of liquidity were cash and cash equivalents of $56.3 million, which were held for working capital purposes and for investment growth opportunities. As of December 31, 2024, we had net accounts receivable of $59.3 million and our working capital, which we define as current assets less current liabilities, was $7.8 million. We believe that our cash position is sufficient to meet our capital and liquidity requirements for at least the next 12 months.
The attainment of profitable operations is dependent upon future events, including successfully implementing our new business strategy, hiring and retaining our key executives and personnel with the requisite experience to develop our software and AI-based solutions, obtaining adequate financing to complete our development activities, developing an adequate network of suppliers, and building our customer base. Failure to successfully implement our new business strategy, generate sufficient revenues from our software and services offerings, achieve planned gross margins and operating profitability, control operating costs, or secure additional funding may require us to modify, delay, or abandon some of our planned future expansion or development, or to otherwise enact operating cost reductions available to management, which could have a material adverse effect on our business, operating results, and financial condition. The execution of our new strategy will entail significant operational changes, including reduction of what has historically been the source of most of our revenue (battery resales), adjustments to the way we develop and market our products and services, and realignment of our business processes. These changes are expected to result in reduced revenue, increased costs and short-term disruptions in our operations, which is expected to negatively impact our financial condition in the near term. Further, our cash reserves may constrain our ability to make the investments required to execute our new strategy or may otherwise not be sufficient to fund operations. If our cash flow from operations does not improve as quickly as expected, or if we are unable to secure additional sources of capital if or when the need arises, it may have a material adverse effect on our business, financial condition, and results of operations.
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
Our long-term liquidity requirements are linked primarily to the expansion of our software and services offerings and the implementation of our new business strategy, as well as the continued extension of Athena PowerTrack and other software applications. While we have plans to potentially expand our geographical footprint beyond our current partnerships and enter into joint ventures, those are not required initiatives to achieve our plans.

Financing Obligations
We have entered into arrangements wherein we finance the cost of energy storage systems via special purpose entities (“SPEs”) we establish with outside investors. These SPEs are not consolidated into our financial statements, but are accounted for as equity method investments. The investors provide us upfront payments through the SPEs. Under these arrangements, the payment by the SPE to us is accounted for as a borrowing by recording the proceeds received as a financing obligation. The financing obligation is repaid with the future customer payments and incentives received. A portion of the amounts paid to the SPE is allocated to interest expense using the effective interest rate method. Furthermore, we continue to account for the revenues from customer arrangements and incentives and all associated costs despite such systems being legally sold to the SPEs due to our significant continuing involvement in the operations of the energy storage systems. The total financing obligation as of December 31, 2024 was $58.1 million, of which $16.5 million was classified as a current liability.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2024	2023

Net cash used in operating activities	$(36,650)	$(207,377)
Net cash (used in) provided by investing activities	(3,517)	135,727
Net cash (used in) provided by financing activities	(8,438)	90,238
Effect of exchange rate changes on cash, cash equivalents and restricted cash	215	(16)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(48,390)	$18,572
Operating Activities
During the year ended December 31, 2024, net cash used in operating activities was $36.7 million, primarily due to our net loss of $854.0 million, adjusted for non-cash charges of $757.6 million and a net cash inflow of $59.8 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization of $45.0 million, non-cash interest expense of $2.1 million related to debt issuance costs, stock-based compensation expense of $18.5 million, non-cash lease expense of $3.0 million, impairment of inventory of $14.7 million, impairment of deferred costs with suppliers of $13.4 million, impairment of energy storage systems of $0.8 million, impairment loss of project assets of $0.9 million, impairment of right-of-use assets of $2.1 million, impairment and accounts receivable write-off of $104.1 million, impairment of goodwill of $547.2 million, impairment of deferred services $3.4 million, and provision for accounts receivable allowance of $4.0 million, partially offset by a change in fair value of derivative liability of $1.5 million. The net cash inflow from changes in operating assets and liabilities was primarily driven by a decrease in accounts receivable of $133.1 million, a decrease in inventory of $2.8 million, a decrease in deferred costs with suppliers of $6.5 million, a decrease in other assets of $6.5 million, partially offset by an increase in contract origination costs of $2.1 million, an increase in project assets of $8.9 million, a decrease in accrued expenses of $20.3 million, a decrease in accounts payable of $48.1 million, and a decrease in lease liabilities, net of $2.8 million, and a decrease in deferred revenue of $6.9 million.
During the year ended December 31, 2023, net cash used in operating activities was $207.4 million, primarily due to our net loss of $140.4 million, adjusted for non-cash charges of $50.6 million and net cash outflow of $117.6 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization of $46.3 million, non-cash interest expense of $2.6 million related to debt issuance costs, stock-based compensation expense of $45.1 million, change in fair value of derivative liability of $7.7 million, non-cash lease expense of $2.9 million, impairment of energy storage systems of $4.7 million, impairment loss of project assets of $0.2 million, provision for accounts receivable allowance of $1.4 million, and net recognized loss on investments of $1.6 million, partially offset by a net gain on debt extinguishment of $59.1 million, an income tax benefit of $0.3 million, and net accretion of discount on investments of $1.8 million, and other non-cash items of $0.7 million. The net cash outflow from changes in operating assets and liabilities was primarily driven by an increase in accounts receivable of $80.9 million, an increase in inventory of $18.3 million, an increase in other assets of $18.0 million, an increase in contract origination costs of $5.9 million, an increase in project assets of $5.4 million, a decrease in accounts payable of $5.2 million, a decrease in accrued expenses and other liabilities of $15.8 million, a decrease in lease liabilities, net of $2.9 million, partially offset by a decrease in deferred costs with suppliers of $30.3 million, and an increase in deferred revenue of $4.6 million.

Investing Activities
During the year ended December 31, 2024, net cash used in investing activities was $3.5 million, primarily consisting of $0.3 million used for the purchase of energy systems, $11.3 million in capital expenditures on internally-developed software, and $0.2 million used for the purchase of property and equipment, partially offset by $8.3 million in net proceeds of available-for-sale investments.
During the year ended December 31, 2023, net cash provided by investing activities was $135.7 million, primarily consisting of $155.7 million in net proceeds of available-for-sale investments, and $0.1 million used for the purchase of equity method investment, partially offset by $1.8 million used for acquisitions, net of cash acquired, $2.6 million used for the purchase of energy systems, $14.1 million in capital expenditures on internally-developed software, and $1.5 million used for the purchase of property and equipment.
Financing Activities
During the year ended December 31, 2024, net cash used in financing activities was $8.4 million, primarily consisting of the repayment of financing obligations of $8.5 million, partially offset by an investment from non-controlling interest of $0.1 million.
During the year ended December 31, 2023, net cash provided by financing activities was $90.2 million, primarily consisting of proceeds from issuance of convertible notes of $232.4 million, and proceeds from exercise of stock options of $0.3 million, partially offset by the repayment of $99.8 million for the partial cancellation of our 2028 Convertible Notes, repayment of financing obligations of $12.7 million, the purchase of capped calls of $27.8 million, the repayment of notes payable of $2.1 million, and a redemption of non-controlling interest of $0.1 million.
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
The following table summarizes our contractual obligations and commitments as of December 31, 2024 (in thousands).

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Interest on 2028 Convertible Notes	$5,816	$1,485	$2,970	$1,361	$—
Interest on 2030 Convertible Notes	53,550	10,200	20,400	20,400	2,550
Operating lease obligations	19,025	3,754	8,782	5,680	809
Non-cancelable purchase obligations	2,995	1,644	1,351	—	—
Total	$81,386	$17,083	$33,503	$27,441	$3,359
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
Goodwill
Goodwill is tested for impairment on an annual basis. If circumstances change during interim periods between annual tests that would more likely than not reduce the fair value of a reporting unit below its carrying value, we will test goodwill for impairment. Factors that would necessitate an interim goodwill impairment assessment include a sustained decline in our stock price, or prolonged negative industry or economic trends. Management uses judgment to determine whether to use a qualitative analysis or a quantitative fair value measurement for our goodwill impairment testing. We estimate fair value of our reporting unit using a discounted cash flow model, commonly referred to as the income approach. The income approach uses a reporting unit’s projection of estimated operating results and cash flows that is discounted using a weighted-average cost of capital that reflects current market conditions appropriate to our reporting unit. The discounted cash flow model uses management’s best estimates of economic and market conditions over the projected period using the best information available, including growth rates in revenues, costs and estimates of future expected changes in operating margins and cash expenditures. Other estimates and assumptions include terminal value growth rates, weighted average cost of capital and changes in future working capital requirements.

In connection with the preparation of the unaudited condensed consolidated financial statements for the three months ended June 30, 2024, the Company considered the decline in the Company’s stock price, market capitalization, and recent financial performance to be a triggering event for its single reporting unit and therefore completed a test for impairment of goodwill for the reporting unit as of June 30, 2024. The impairment test resulted in an impairment of $547.2 million, as described in Note 7 — Goodwill and Intangible Assets, Net, in the accompanying notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
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
When an impairment indicator is present, we determine if the carrying value of the asset is recoverable by comparing it to its expected undiscounted future cash flows. If the asset group is not recoverable, the impairment loss is calculated as the excess of the carrying value over the fair value. Key estimates in the undiscounted cash flow model include management’s estimate of the projected revenues and operating margins. If fair value is used to determine an impairment loss, an additional key assumption is the selection of a weighted-average cost of capital to discount cash flows. We recorded impairment charges for energy storage systems amounting to $0.8 million in during the year ended December 31, 2024.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
STEM, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2024 and 2023, and for Years Ended December 31, 2024, 2023 and 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Stem, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Stem, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.
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
We identified the Company’s accounting for the partnership arrangements as a critical audit matter because of (1) management’s judgement in identification of distinct performance obligations within partnership arrangement agreements and (2) management’s judgment and estimation in allocation of revenue between the hardware and energy storage services performance obligations based on the standalone selling price of each performance obligation. This required a high degree of auditor judgment and an increased extent of effort in auditing the judgments and estimates made in in determining the identification of the distinct performance obligations and the estimation of the stand along selling price.
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
–Evaluated management’s allocation of revenue between the hardware and energy storage services performance obligations.
–Evaluated the timing of revenue recognition for each performance obligation through obtaining signed proof of delivery documents and other supporting documents.
–Tested the mathematical accuracy of management’s calculation of revenue recognized in the financial statements.
•We evaluated the sufficiency of the disclosures related to revenue from partnership arrangements in the financial statements.
Goodwill — Refer to Notes 2 and 7 to the financial statements
Critical Audit Matter Description
Goodwill is tested for impairment annually, or more often if an event or circumstance indicates that the carrying amount may not be recoverable. In connection with the preparation of the unaudited condensed consolidated financial statements for the three months ended June 30, 2024, the Company considered the decline in the Company’s stock price, market capitalization, and recent financial performance to be a triggering event for its single reporting unit and therefore completed a test for impairment of goodwill for the reporting unit as of June 30, 2024. The Company tested goodwill for impairment using a Step 1 quantitative test and compared the reporting unit’s fair value to its carrying value. An impairment is recorded for any excess carrying value above the reporting unit’s fair value, not to exceed the amount of goodwill. The Company estimates fair value of its reporting unit using a discounted cash flow model, commonly referred to as the income approach. The income approach uses a reporting unit’s projection of estimated operating results and cash flows that is discounted using a weighted-average cost of capital that reflects current market conditions appropriate to the Company’s reporting unit. The discounted cash flow model uses management’s best estimates of economic and market conditions over the projected period using the best information available, including growth rates in revenues, terminal value growth rates, and weighted average cost of capital. As a result of the impairment test, during the year ended December 31, 2024, the Company recorded a non-cash impairment charge of $547.2 million.
We identified the Company’s test of goodwill impairment as a critical audit matter because of the significant judgments made by management to estimate the fair value of the reporting unit. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the valuation methodology, and selection of weighted-average cost of capital, growth rates in revenue and terminal value growth rates.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the impairment of goodwill included the following, among others:
•We tested the effectiveness of controls over (1) management’s identification of events or changes in circumstances that indicated that the carrying amount may not be recoverable and (2) management’s review of the valuation methodology and selection of weighted-average cost of capital and growth rates in revenue and terminal value.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodology of the discounted cash flow model, weighted-average cost of capital, and terminal value growth rates. We tested the underlying source information and the mathematical accuracy of the calculations and developed a range of independent estimates and compared those to the weighted-average cost of capital and terminal value growth rates selected by management.
•We performed a sensitivity analysis over management’s discounted cash flow model.
•We performed a retrospective analysis by comparing actual results to management’s historical forecasts to evaluate management’s ability to forecast growth rates in revenue.
/s/DELOITTE & TOUCHE LLP
San Francisco, California
March 4, 2025
We have served as the Company’s auditor since 2018.

STEM, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2024	December 31, 2023

ASSETS
Current assets:
Cash and cash equivalents	$56,299	$105,375
Short-term investments	—	8,219
Accounts receivable, net of allowances of $9,499 and $4,904 as of December 31, 2024 and December 31, 2023, respectively	59,316	302,848
Inventory	10,920	26,665
Deferred costs with suppliers	624	20,555
Other current assets	9,458	9,303
Total current assets	136,617	472,965
Energy storage systems, net	58,820	74,418
Contract origination costs, net	9,681	11,119
Goodwill	—	547,205
Intangible assets, net	143,912	157,146
Operating lease right-of-use assets	12,574	12,255
Other noncurrent assets	75,755	81,869
Total assets	$437,359	$1,356,977
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$30,147	$78,277
Accrued liabilities	25,770	76,873
Accrued payroll	6,678	14,372
Financing obligation, current portion	16,521	14,835
Deferred revenue, current portion	43,255	53,997
Other current liabilities	6,429	12,726
Total current liabilities	128,800	251,080
Deferred revenue, noncurrent	85,900	88,650
Asset retirement obligation	4,203	4,052
Convertible notes, noncurrent	525,922	523,633
Financing obligation, noncurrent	41,627	52,010
Lease liabilities, noncurrent	13,336	10,455
Other liabilities	35,404	416
Total liabilities	835,192	930,296
Commitments and contingencies (Note 21)
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized as of December 31, 2024 and December 31, 2023, respectively; zero shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized as of December 31, 2024 and December 31, 2023; 162,797,684 and 155,932,880 issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	16	16
Additional paid-in capital	1,228,042	1,198,716
Accumulated other comprehensive income (loss)	76	(42)
Accumulated deficit	(1,626,508)	(772,494)
Total Stem's stockholders’ equity (deficit)	(398,374)	426,196
Non-controlling interests	541	485
Total stockholders’ equity (deficit)	(397,833)	426,681
Total liabilities and stockholders’ equity (deficit)	$437,359	$1,356,977
The accompanying notes are an integral part of these consolidated financial statements.

STEM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2024	2023	2022
Revenue
Services and other revenue	$67,810	$62,548	$52,143
Hardware revenue	76,774	398,967	310,837
Total revenue	144,584	461,515	362,980
Cost of revenue
Cost of services and other revenue	52,394	50,298	43,153
Cost of hardware revenue	103,248	407,552	286,735
Total cost of revenue	155,642	457,850	329,888
Gross (loss) profit	(11,058)	3,665	33,092
Operating expenses
Sales and marketing	37,759	51,556	48,882
Research and development	51,282	56,508	38,303
General and administrative	88,071	74,915	77,028
Impairment of parent company guarantees	104,134	—	—
Impairment of goodwill	547,152	—	—
Total operating expenses	828,398	182,979	164,213
Loss from operations	(839,456)	(179,314)	(131,121)
Other (expense) income, net
Interest expense	(18,293)	(14,977)	(10,468)
Gain on extinguishment of debt, net	—	59,121	—
Change in fair value of derivative liability	1,477	(7,731)	—
Other income, net	2,590	2,921	2,374
Total other (expense) income, net	(14,226)	39,334	(8,094)
Loss before (provision for) benefit from income taxes	(853,682)	(139,980)	(139,215)
(Provision for) benefit from income taxes	(332)	(433)	15,161
Net loss	$(854,014)	$(140,413)	$(124,054)

Net loss per share attributable to Stem common shareholders, basic and diluted	$(5.29)	$(0.90)	$(0.81)

Weighted-average shares used in computing net loss per share to Stem common shareholders, basic and diluted	161,442,542	155,583,957	153,413,743

The accompanying notes are an integral part of these consolidated financial statements.

STEM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Years Ended December 31,
	2024	2023	2022
Net loss	$(854,014)	$(140,413)	$(124,054)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	3	1,676	(1,507)
Foreign currency translation adjustment	115	(46)	(185)
Total other comprehensive loss	$(853,896)	$(138,783)	$(125,746)

The accompanying notes are an integral part of these consolidated financial statements.

STEM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-controlling Interests	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of January 1, 2022	144,671,624	$14	$1,176,845	$20	$(509,052)	$—	$667,827
Cumulative-effect adjustment upon adoption of ASU 2020-06 (Note 13)	—	—	(130,979)	—	1,598	—	(129,381)
Cumulative-effect adjustment upon adoption of ASU 2016-13 (Note 2)	—	—	—	—	(573)	—	(573)
Common stock issued upon business combination (Note 6)	8,621,006	1	108,882	—	—	—	108,883
Stock option exercises, net of statutory tax withholdings	1,019,552	—	(1,178)	—	—	—	(1,178)
Issuance of common stock upon release of restricted stock units	206,914	—	—	—	—	—	—
Shares issued for exercise of warrants	21,101	—	150	—	—	—	150
Stock-based compensation	—	—	31,644	—	—	—	31,644
Unrealized loss on available-for-sale securities	—	—	—	(1,507)	—	—	(1,507)
Foreign currency translation adjustments	—	—	—	(185)	—	—	(185)
Contributions from non-controlling interests	—	—	—	—	—	541	541
Net loss	—	—	—	—	(124,054)	—	(124,054)
Balance as of December 31, 2022	154,540,197	$15	$1,185,364	$(1,672)	$(632,081)	$541	$552,167
Stock option exercises, net of statutory tax withholdings	125,534	—	276	—	—	—	276
Issuance of common stock upon release of restricted stock units	1,267,149	1	—	—	—	—	1
Stock-based compensation	—	—	40,916	—	—	—	40,916
Purchase of capped call options (Note 13)	—	—	(27,840)	—	—	—	(27,840)
Unrealized gain on available-for-sale securities	—	—	—	1,676	—	—	1,676
Foreign currency translation adjustments	—	—	—	(46)	—	—	(46)
Redemption of non-controlling interests	—	—	—	—	—	(56)	(56)
Net loss	—	—	—	—	(140,413)	—	(140,413)
Balance as of December 31, 2023	155,932,880	$16	$1,198,716	$(42)	$(772,494)	$485	$426,681
Issuance of common stock upon release of restricted stock units	3,903,366	—	—	—	—	—	—
Issuance of fully vested restricted stock units for employee bonuses (Note 16)	2,961,438	—	8,114	—	—	—	8,114
Stock-based compensation	—	—	21,212	—	—	—	21,212
Unrealized gain on available-for-sale securities	—	—	—	3	—	—	3
Foreign currency translation adjustments	—	—	—	115	—	—	115
Contribution from non-controlling interests	—	—	—	—	—	56	56
Net loss	—	—	—	—	(854,014)	—	(854,014)
Balance as of December 31, 2024	162,797,684	$16	$1,228,042	$76	$(1,626,508)	$541	$(397,833)

The accompanying notes are an integral part of these consolidated financial statements.

STEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2024	2023	2022
OPERATING ACTIVITIES
Net loss	$(854,014)	$(140,413)	$(124,054)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	44,988	46,275	45,434
Non-cash interest expense, including interest expenses associated with debt issuance costs	2,087	2,602	1,901
Stock-based compensation	18,471	45,109	28,661
Change in fair value of derivative liability	(1,477)	7,731	—
Non-cash lease expense	3,023	2,928	2,328
Accretion of asset retirement obligations	236	234	243
Impairment of inventory	14,673	—	—
Impairment of deferred costs with suppliers	13,409	—	—
Impairment of energy storage systems	836	4,683	2,571
Loss on disposal of property and equipment	—	—	276
Impairment of project assets	887	176	502
Impairment of right-of-use assets	2,096	—	—
Impairment of parent company guarantees	104,134	—	—
Impairment of goodwill	547,152	—	—
Impairment of deferred services	3,386	—	—
Net accretion of discount on investments	(29)	(1,755)	(123)
Income tax benefit from release of valuation allowance	—	(335)	(15,100)
Provision for credit losses on accounts receivable	3,978	1,447	3,590
Net loss on investments	—	1,561	—
Gain on extinguishment of debt, net	—	(59,121)	—
Other	(251)	(949)	3
Changes in operating assets and liabilities:
Accounts receivable	133,057	(80,887)	(155,817)
Inventory	2,766	(18,291)	18,606
Deferred costs with suppliers	6,523	30,322	(37,134)
Other assets	6,537	(18,036)	(29,420)
Contract origination costs, net	(2,129)	(5,924)	(9,612)
Project assets	(8,877)	(5,392)	(3,711)
Accounts payable	(48,146)	(5,241)	53,260
Accrued expense and other liabilities	(20,293)	(15,762)	62,210
Deferred revenue	(6,878)	4,573	51,005
Operating lease liabilities, net	(2,795)	(2,912)	(1,649)
Net cash used in operating activities	(36,650)	(207,377)	(106,030)
INVESTING ACTIVITIES
Acquisitions, net of cash acquired	—	(1,847)	(533,009)
Purchase of available-for-sale investments	—	(60,002)	(220,640)
Proceeds from maturities of available-for-sale investments	8,250	141,810	219,264
Proceeds from sales of available-for-sale investments	—	73,917	10,930
Purchase of energy storage systems	(275)	(2,634)	(2,606)
Capital expenditures on internally-developed software	(11,275)	(14,097)	(16,767)
Distribution from (purchase of) equity method investment	—	85	(50)
Purchase of property and equipment	(217)	(1,505)	(1,495)
Net cash (used in) provided by investing activities	(3,517)	135,727	(544,373)
FINANCING ACTIVITIES
Proceeds from exercise of stock options	—	276	1,276
Payments for taxes related to net share settlement of stock options	—	—	(2,302)
The accompanying notes are an integral part of these consolidated financial statements.

Proceeds from financing obligations	—	—	1,519
Repayment of financing obligations	(8,494)	(12,686)	(10,306)
Proceeds from issuance of convertible notes, net of issuance costs of $0, $7,601 and $0 for the years ended December 31, 2024, 2023 and 2022, respectively	—	232,399	—
Repayment of convertible notes	—	(99,754)	—
Purchase of capped call options	—	(27,840)	—
Investment from (redemption of) non-controlling interests	56	(56)	541
Repayment of notes payable	—	(2,101)	—
Net cash (used in) provided by financing activities	(8,438)	90,238	(9,272)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	215	(16)	(202)
Net (decrease) increase in cash, cash equivalents and restricted cash	(48,390)	18,572	(659,877)
Cash, cash equivalents and restricted cash, beginning of year	106,475	87,903	747,780
Cash, cash equivalents and restricted cash, end of period	$58,085	$106,475	$87,903

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$16,198	$14,588	$6,407
Cash paid for income taxes	$680	$235	$285
NON-CASH INVESTING AND FINANCING ACTIVITIES
Change in asset retirement costs and asset retirement obligation	$85	$443	$116
Right-of-use asset obtained in exchange for lease liability	$5,485	$2,782	$428
Stock-based compensation capitalized to internal-use software	$2,757	$4,331	$2,983
Purchase of energy storage systems in accounts payable	$—	$—	$172

RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH WITHIN THE CONSOLIDATED BALANCE SHEETS TO THE AMOUNTS SHOWN IN THE STATEMENTS OF CASH FLOWS ABOVE:
Cash and cash equivalents	$56,299	$105,375	$87,903
Restricted cash included in other noncurrent assets	1,786	1,100	—
Total cash, cash equivalents, and restricted cash	$58,085	$106,475	$87,903

The accompanying notes are an integral part of these consolidated financial statements.

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BUSINESS
Description of the Business
Stem, Inc., together with its consolidated subsidiaries (“Stem,” the “Company,” “we,” “us,” or “our”) is a global leader in artificial intelligence (“AI”)-driven software and services that enable its customers to plan, deploy, and operate clean energy assets. We offer a comprehensive suite of solutions that transform how solar and energy storage projects are developed, built, and operated, including (i) an integrated suite of software and edge products, and (ii) full-lifecycle energy services from a team of experts. More than 16,000 global customers rely on Stem to maximize the value of their clean energy projects and portfolios.
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

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Liquidity
The accompanying consolidated financial statements have been prepared in accordance with GAAP and with the instructions to Form 10-K and Regulation S-X, assuming the Company will continue as a going concern. As of December 31, 2024, the Company had cash and cash equivalents of $56.3 million, an accumulated deficit of $1,626.5 million and working capital, which we define as current assets less current liabilities, of $7.8 million, with $16.5 million of financing obligations coming due within the next 12 months. During the year ended December 31, 2024, the Company incurred a net loss of $854.0 million and had negative cash flows from operating activities of $36.7 million. The Company believes that its cash position, as well as expected collections from accounts receivable, is sufficient to meet capital and liquidity requirements for at least the next 12 months.
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

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Variable Interest Entities
The Company has in some instances formed special purpose entities (“SPEs”), some of which are VIEs, with its investors in the ordinary course of business to facilitate the funding and monetization of its energy storage systems. A legal entity is considered a VIE if it has either a total equity investment that is insufficient to finance its operations without additional subordinated financial support or whose equity holders lack the characteristics of a controlling financial interest. The Company’s variable interests arise from contractual, ownership, or other monetary interests in the entity. The typical condition for a controlling financial interest ownership is holding a majority of the voting interests of an entity; however, a controlling financial interest may also exist in entities, such as VIEs, through arrangements that do not involve controlling voting interests.
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
The following table summarizes the carrying values of the assets and liabilities of the DevCo JVs that are consolidated by the Company as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$1,556	$2,191
Other current assets	18	30
Other noncurrent assets	16,415	8,424
Total assets	$17,989	$10,645
Liabilities
Accounts payable	1,284	1,405
Other current liabilities	114	1,892
Total liabilities	$1,398	$3,297
The Company did not make any material capital investment contributions during the year ended December 31, 2024 and 2023. The net income from the DevCo JVs was immaterial during the year ended December 31, 2024, and was $1.4 million and $1.1 million during the years ended December 31, 2023 and 2022, respectively.

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Equity Method Investments
The Company has ownership interests in SPEs which it does not control. Where the Company holds an interest in these SPEs of greater than 20% and has the ability to exercise significant influence, the Company uses the equity method to account for its investments in these SPEs. Under the equity method of accounting, investments are stated at initial cost and are adjusted for subsequent additional investments and the Company’s proportionate share of earnings or losses and distributions. Such proportionate share of earnings or losses is included within other expenses, net in the consolidated statements of operations. The Company considers whether its equity method investments are impaired when events or circumstances suggest that the carrying amount may not be recoverable. An impairment charge is recognized in the consolidated statements of operations for a decline in value that is determined to be other-than-temporary. In determining if and when a decline in the fair value of these investments below their carrying value is other-than-temporary, the Company evaluates the market condition, trends of earnings and cash flows and other key measures of performance and recognizes such loss which is deemed to be other-than-temporary. No such losses have been recognized during the years ended December 31, 2024, 2023, and 2022.
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
Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, depreciable life of energy storage systems; estimates of transaction price with variable consideration; the amortization of acquired intangibles; the amortization of financing obligations; deferred commissions and contract fulfillment costs; the valuation of energy storage systems, finite-lived intangible assets, internally developed software, and asset retirement obligations; the fair value of equity instruments, equity-based instruments, derivative liability, accruals related to sales tax liabilities, the fair value of assets acquired and liabilities assumed in a business combination, and the impairment of goodwill.
Segment Information
Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Financial Officer is the CODM. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, management has determined that the Company operates as one operating segment that is focused exclusively on innovative technology services that transform the way energy is distributed and consumed. Net assets outside of the U.S. were less than 10% of total net assets as of December 31, 2024 and 2023.
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

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accounts Receivable, Net
Accounts Receivable are stated at amounts estimated by management to be equal to their net realizable values. Accounts receivable also includes unbilled accounts receivable, which is composed of milestone development activities of noncancellable purchase orders and monthly energy optimization services provided and recognized but not yet invoiced as of the end of the reporting period. The allowance for credit losses is the Company's best estimate of the amount of expected credit losses. The expectation of collectability is based on the Company's review of credit profiles of customers, contractual terms and conditions, current economic trends, and historical payment experience. If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectability of those balances and an allowance is recorded accordingly. The allowance for credit losses balance was $9.5 million and $4.9 million as of December 31, 2024 and 2023, respectively.
The following table presents the changes in the current expected credit losses during the years ended December 31, 2024, 2023, and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Balance as of beginning of period	$5,953	$4,738	$91
Cumulative-effect adjustment upon adoption of ASU 2016-13	—	—	573
Provision for expected credit losses	3,978	1,447	3,590
Write-offs, recoveries and other charges against allowance	(137)	(232)	484
Balance as of end of period	$9,794	$5,953	$4,738
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
At times, the Company may be subject to a concentration of credit risk in relation to certain customers due to the purchase of large energy storage systems made by such customers. The Company routinely assesses the creditworthiness of its customers. During the year ended December 31, 2024, the Company wrote off $104.1 million of billed and unbilled accounts receivables that were deemed to be uncollectible (See Note 3 — Revenue). The Company did not experience any material losses related to receivables from individual customers, or groups of customers during the year ended December 31, 2023. The Company does not require collateral. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in the Company’s accounts receivable.
The net book value of unbilled receivables, current are $7.8 million and $190.2 million as of December 31, 2024 and 2023, respectively. Unbilled receivables, current are included in accounts receivable, net. The net book value of unbilled receivables, noncurrent are $5.9 million and $18.7 million as of December 31, 2024 and 2023, respectively. Unbilled receivables, noncurrent are included in other noncurrent assets.
Significant Customers
A significant customer represents 10% or more of the Company’s total revenue or accounts receivable, net balance at each reporting date. For each significant customer, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable are as follows:

	Accounts Receivable		Revenue
	December 31,		Year Ended December 31,
	2024	2023	2024	2023	2022
Customers:
Customer A	28%	41%	*	13%	46%
Customer B	*	*	*	*	10%
Customer C	20%	28%	*	21%	*
Customer D	*	*	*	26%	*
*Total less than 10% for the respective period

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Depreciation of the energy storage systems is a component of cost of revenues within the consolidated statements of operations and is calculated using the straight-line method over the estimated useful lives of the energy storage systems, or 10 years, once the respective energy storage systems have been installed and interconnected to the power grid, the Company has received permission to operate, and the Company has begun to provide energy optimization services to the customer (i.e., energy storage system is live). Repairs and maintenance costs are expensed as incurred. Impairment charges related to energy storage system that were determined to no longer be recoverable totaled $0.8 million, $4.7 million and $2.6 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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
The Company reviews project assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. It considers a project commercially viable or recoverable if it is anticipated to be sold for a profit once it is either fully developed or fully constructed. It considers a partially developed or partially constructed project commercially viable or recoverable if the anticipated selling price is higher than the carrying value of the related project assets. The Company examines a number of factors to determine if the project is expected to be recoverable, including whether

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
there are any changes in environmental, permitting, market pricing, regulatory, or other conditions that may impact the project. Such changes could cause the costs of the project to increase or the selling price of the project to decrease. If a project is not considered recoverable, the Company impairs the respective project assets and adjust the carrying value to the estimated fair value, with the resulting impairment recorded within “general and administrative” expense in the consolidated statements of operations. The Company recognized $0.9 million, $0.2 million and $0.5 million in project asset impairments for the years ended December 31, 2024, 2023 and 2022, respectively.
Contract Origination Costs, Net
Contract origination costs, net is stated at gross contract origination costs less accumulated amortization. Contract origination costs consists of sales commissions earned by the Company’s sales team, as well as related payroll taxes and other relevant fringe benefits that are direct, incremental, and recoverable costs of obtaining a contract with a customer. As a result, these amounts have been capitalized on the consolidated balance sheets. The Company deferred incremental costs of obtaining a contract of $2.1 million and $5.9 million during the years ended December 31, 2024 and 2023, respectively.
Contract origination costs are amortized over the expected period of benefit of 10 years. The period of benefit is estimated by considering factors such as the timing of fulfillment of performance obligations, historical customer attrition rates, the useful life of the Company’s technology, and the impact of competition in its industry. Amortization of contract costs were $3.4 million, $6.3 million and $6.3 million for the years ended December 31, 2024, 2023, and 2022, respectively, and are included in sales and marketing expense in the accompanying consolidated statements of operations. No impairment losses related to the contract origination costs that were determined to no longer be recoverable during the year were recorded during the years ended December 31, 2024, 2023, and 2022 .
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

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Goodwill
Goodwill amounts are not amortized, but rather tested for impairment at least annually or more often if circumstances indicate that the carrying value may not be recoverable. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. The Company has one reporting unit and as a result, goodwill has been assigned to the single reporting unit. In connection with the preparation of the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2024, the Company considered the decline in the Company’s stock price, market capitalization, and recent financial performance to be a triggering event for its single reporting unit and therefore completed a test for impairment of goodwill for the reporting unit as of June 30, 2024. The Company tested goodwill for impairment using a Step 1 quantitative test and compared the reporting unit’s fair value to its carrying value. An impairment is recorded for any excess carrying value above the reporting unit’s fair value, not to exceed the amount of goodwill. The Company estimates fair value of its reporting unit using a discounted cash flow model, commonly referred to as the income approach. The income approach uses a reporting unit’s projection of estimated operating results and cash flows that is discounted using a weighted-average cost of capital that reflects current market conditions appropriate to the Company’s reporting unit. The discounted cash flow model uses management’s best estimates of economic and market conditions over the projected period using the best information available, including growth rates in revenues, costs and estimates of future expected changes in operating margins and cash expenditures. Other estimates and assumptions include terminal value growth rates, weighted average cost of capital and changes in future working capital requirements. The impairment test resulted in an impairment of $547.2 million.
Intangible Assets
Internal-use Software
The Company capitalizes costs incurred in the development of internal-use software during the application development stage. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. Capitalized internal-use software is amortized on a straight-line basis over the estimated useful life of the software once it is ready for its intended use. The estimated useful life of costs capitalized is generally five years. The Company recorded amortization for internal-use software of $11.9 million, $9.2 million and $6.8 million in cost of revenues in the accompanying consolidated statements of operations for the years ended December 31, 2024, 2023, and 2022, respectively.
Finite-lived Intangible Assets
Finite-lived intangible assets consist of identifiable intangible assets acquired in business combinations, such as customer relationships, developed technology and trade names. Finite-lived intangible assets acquired in business combinations are initially recorded at fair value and subsequently presented net of accumulated amortization. These intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense for intangible assets was $15.3 million, $15.7 million and $16.8 million for the years ended December 31, 2024 and 2023, and 2022.
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

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
As discussed in Note 14 — Warrants, upon effectiveness of the Merger, substantially all of the outstanding convertible preferred stock warrants were converted into shares of common stock of Stem. As such, the associated warrant liability was reclassified to additional paid-in-capital upon the Merger and was no longer an outstanding Level 3 financial instrument as of December 31, 2024.
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

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Financial assets and liabilities held by the Company measured at fair value on a recurring basis as of December 31, 2024 and 2023, include cash and cash equivalents, short-term investments, derivative liability, and convertible notes.
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

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Cost of Revenue
Cost of Hardware Revenue
Cost of hardware revenue relates to the sale of hardware and includes the cost of the hardware sold to project developers, which generally includes the cost to purchase the hardware from a manufacturer, shipping, and other costs required to fulfill the Company’s obligation to deliver the hardware to the customer location. Cost of hardware revenue may also include any impairment of hardware held in inventory for sale to a customer. Cost of hardware revenue is recognized when the delivery of the hardware is completed.

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Cost of Service and Other Revenue
Cost of service and other revenue relates to energy optimization services and includes depreciation of the cost of energy storage systems associated with long-term host customer contracts, which includes capitalized fulfillment costs, such as installation services, permitting and other related costs. Cost of services and other revenue also includes the costs for the development and constructions of project assets. Cost of service and other revenue may also include any impairment of energy storage systems along with energy storage system maintenance costs associated with the ongoing services provided to customers and other amounts not qualifying for capitalization pursuant to the Company’s internal use software capitalization policy. Cost of service and other revenue is recognized as the energy optimization and other supporting services are provided to the Company’s customers throughout the term of the contract.
Sales and Marketing
Sales and marketing expense consists primarily of payroll and other related personnel costs, including stock-based compensation, commissions, bonuses, employee benefits, and travel for the Company’s sales & marketing department. These costs are recognized in the period incurred. Advertising expenses for the years ended December 31, 2024, 2023, and 2022 were not material.
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
The Company includes interest and penalties for uncertain tax positions in the financial statements as a component of income tax expense. No accrual has been deemed necessary as of December 31, 2024 and 2023.

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
Net Loss Per Share Attributable to Common Stockholders
Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period, without consideration for potential dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted- average number of common shares and common share equivalents of potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, convertible notes, warrants, restricted stock units (“RSUs”), and common stock options are considered to be potentially dilutive securities. As the Company was in a net loss position for the years ended December 31, 2024, 2023, and 2022, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders because the effects of potentially dilutive securities are antidilutive.
Noncontrolling Interest
Noncontrolling interests represents the portion of net assets in consolidated subsidiaries that are not attributable, directly or indirectly, to us. In 2022, we have entered into arrangements with third-party investors under which the investors are determined to hold noncontrolling interests in entities fully consolidated by us. The net assets of the shared entities are attributed to the controlling and noncontrolling interests based on the terms of the governing contractual arrangements. The Company further determined the hypothetical liquidation at book value method (“HLBV Method”) to be the appropriate method for attributing net assets to the controlling and noncontrolling interests as this method most closely mirrors the economics of the governing contractual arrangements. Under the HLBV Method, we allocate recorded income (loss) to each investor based on the change, during the reporting period, of the amount of net assets each investor is entitled to under the governing contractual arrangements in a liquidation scenario. The net loss allocated to the noncontrolling interests was not material for the years ended December 31, 2024, 2023, and 2022.
Recently Adopted Accounting Standards
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires incremental reportable segment disclosures for the public entity’s significant segment expenses. The amended guidance also requires public entities with a single reportable segment to provide disclosures required by these amendments and all existing segment disclosures. The amendment is required to be applied retrospectively to all prior periods presented in the financial statements and is effective for fiscal years beginning after December 15, 2023 and interim periods in fiscal years beginning after December 15, 2024 with early adoption permitted. The Company adopted this guidance in the fourth quarter of its fiscal year 2024. For additional information, see Note 20 — Segment Information.
Recently Issued Accounting Standards
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

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3.    REVENUE
Disaggregation of Revenue
The following table provides information on the disaggregation of revenue as recorded in the consolidated statements of operations (in thousands):

	Year ended December 31,
	2024	2023	2022
Hardware revenue	$76,774	$398,967	$310,837
Services and other revenue	67,810	62,548	52,143
Total revenue	$144,584	$461,515	$362,980

The following table summarizes reportable revenue by geographic regions determined based on the location of the customers (in thousands):

	Year ended December 31,
	2024	2023	2022
United States	$139,405	$443,450	$353,792
Rest of the world	5,179	18,065	9,188
Total revenue	$144,584	$461,515	$362,980

Remaining Performance Obligations
Remaining performance obligations represent contracted revenue that has not been recognized, which includes contract liabilities (deferred revenue) and amounts that will be billed and recognized as revenue in future periods. As of December 31, 2024 and 2023, the Company had $412.3 million and $471.3 million of remaining performance obligations, respectively, and the approximate percentages expected to be recognized as revenue in the future are as follows (in thousands, except percentages):

	December 31, 2024
	Total remaining performance obligations	Percent Expected to be Recognized as Revenue
		Less than one year	Two to five years	Greater than five years

Services and other revenue	$398,260	19%	35%	46%
Hardware revenue	14,071	100%	—%	—%
Total revenue	$412,331

	December 31, 2023
	Total remaining performance obligations	Percent Expected to be Recognized as Revenue
		Less than one year	Two to five years	Greater than five years

Services and other revenue	$348,056	14%	47%	39%
Hardware revenue	123,243	97%	3%	—%
Total revenue	$471,299

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Contract Balances
Deferred revenue primarily includes cash received in advance of revenue recognition related to energy optimization services and incentives. The following table presents the changes in the deferred revenue balance during the years ended December 31, 2024, 2023, and 2022 (in thousands):

	2024	2023	2022
Balance as of beginning of period	$142,647	$138,074	$37,443
Deferred revenue acquired upon business combination	—	—	49,626
Upfront payments received from customers	76,923	270,130	206,868
Upfront or annual incentive payments received	2,463	4,204	5,797
Revenue recognized related to amounts that were included in beginning balance of deferred revenue	(47,309)	(54,638)	(22,669)
Revenue recognized related to amounts that were included in acquired balance of deferred revenue	—	—	(3,338)
Revenue recognized related to deferred revenue generated during the period	(31,343)	(215,123)	(135,653)
Write-off of deferred revenue (1)	(14,226)	—	—
Balance as of end of period	$129,155	$142,647	$138,074
(1) Deferred revenue written off against the associated receivables in connection to terminated projects, contract restructurings, and the parent company guarantee arrangements discussed below.
Parent Company Guarantees
Prior to July 2023, the Company agreed in certain customer contracts to provide a guarantee that the value of purchased hardware will not decline for a certain period of time. Under this guarantee, if these customers were unable to install or designate the hardware to a specified project within such period of time, the Company would be required to assist the customer in re-marketing the hardware for resale by the customer. If a resale does not occur, the hardware will be appraised utilizing a third party. The guarantee provided that, in such cases, if the customer resold the hardware for less than the amount initially sold to the customer or the appraisal value is less than the hardware purchase price, the Company would be required to compensate the customer for any shortfall in fair value for the hardware from the initial contract price. The Company accounts for such contractual terms and guarantees as variable consideration at each measurement date. The Company updates its estimate of variable consideration each quarter, including changes in estimates related to such guarantees, for facts or circumstances that have changed from the time of the initial estimate. As a result, the Company recorded a net revenue reduction of $38.7 million in hardware revenue during the year ended December 31, 2024. The overall reduction in revenue was related to deliveries that occurred prior to 2024.
Impairment and Accounts Receivable Write-Off
For those contracts where the customers invoked parent company guarantee (“PCG”) protection pursuant to the applicable contract, the Company has worked actively to remarket the remaining systems subject to PCG with a wide variety of potential customers. The Company has been engaged in ongoing negotiations with several parties, including the original customers who hold title to the assets, for the purchase of the remarketed hardware. Despite such efforts, such negotiations have resulted in limited transactions with mutually agreed upon pricing and terms. Recent closed transactions have resulted in resales at prices significantly below carrying values. Under contracts containing a PCG provision, in the event that the Company and the customer are unable to remarket and sell the relevant assets, the customer shall engage a third party to appraise the fair market value of the remaining hardware. As of the date of this report, none of such customers have elected to obtain a third party hardware appraisal for the previously purchased hardware. Given the uncertainty of collection from the original customers of due and unpaid amounts in those cases where the Company believes it has enforceable rights of recovery, the Company believes the likelihood for collection of the accounts receivable outstanding relating to hardware subject to these PCG’s is no longer probable. Accordingly, the Company wrote-off the remaining receivables of $104.1 million during the year ended December 31, 2024. The Company is evaluating all potential remedies with respect to its enforceable rights under applicable contracts.

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4.    SHORT-TERM INVESTMENTS
The Company did not have short-term investments as of December 31, 2024. The following tables summarize the estimated fair value of the Company’s short-term investments and the gross unrealized holding gains and losses as of December 31, 2023 (in thousands):

	As of December 31, 2023
	Amortized cost	Unrealized gain	Unrealized Loss	Estimated Fair Value
Commercial paper	1,978	—	—	1,978
U.S. government bonds	2,744	—	(3)	2,741
Agency bonds	3,503	—	(3)	3,500
Total short-term investments	$8,225	$—	$(6)	$8,219
The Company periodically reviews the individual securities that have unrealized losses on a regular basis to evaluate whether or not any security has experienced, or is expected to experience, credit losses resulting in the decline in fair value. The Company evaluates, among other factors, whether the Company intends to sell any of these marketable securities and whether it is more likely than not that the Company will be required to sell any of them before recovery of the amortized cost basis. During the year ended December 31, 2024, the Company did not record an allowance for credit losses related to short-term investments.
5.    FAIR VALUE MEASUREMENTS
Fair value accounting is applied for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. At December 31, 2024 and 2023, the carrying amount of accounts receivable, other current assets, accounts payable, and accrued and other current liabilities approximated their estimated fair value due to their relatively short maturities.
The following table provides the financial instruments measured at fair value on a recurring basis (in thousands):

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market fund	$37,108	$—	$—	$37,108
Total financial assets	$37,108	$—	$—	$37,108

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market fund	$47,297	$—	$—	$47,297
Commercial paper	—	3,971	—	3,971
Debt securities:
Commercial paper	—	1,978	—	1,978
U.S. government bonds	—	2,741	—	2,741
Other	—	3,500	—	3,500
Total financial assets	$47,297	$12,190	$—	$59,487
Liabilities
Derivative liability	$—	$—	$7,731	$7,731
The Company’s money market funds are classified as Level 1 because they are valued using quoted market prices. The Company’s short-term investments consist of available-for-sale securities and are classified as Level 2 because their value is based on valuations using significant inputs derived from or corroborated by observable market data. As of December 31, 2023, the Company’s other current liabilities includes a derivative liability that is attributable to a derivative feature within a revenue

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
contract, whereby final settlement is indexed to the price per ton of lithium carbonate. The balance will be valued using a third party forecast for lithium carbonate. As the derivative instrument is not traded on an exchange it is classified within Level 3 of the fair value hierarchy. During the years ended December 31, 2024, the derivative liability was settled resulting in a gain of $1.5 million.
Fair Value of Convertible Promissory Notes
The convertible notes are recorded at face value less unamortized debt issuance costs (see Note 13 — Convertible Notes for additional details) on the consolidated balance sheet as of December 31, 2024. As of December 31, 2024 and 2023, the estimated fair value of the 2028 Convertible Notes was $77.3 million and $149.1 million, respectively, based on Level 2 quoted bid prices of the convertible notes in an over-the-counter market on the last trading date of the reporting period. As of December 31, 2024 and 2023, the estimated fair value of the 2030 Convertible Notes was $65.4 million and $175.8 million, respectively, based on Level 2 quoted bid prices of the convertible notes in an over-the-counter market on the last trading date of the reporting period.

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

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Trade names include the AlsoEnergy and PowerTrack trade names, which were measured at fair value using the relief-from-royalty method. Customer relationships represent the estimated fair values of the underlying relationship with AlsoEnergy customers measured using the multiple-period excess earnings method under the income approach. Backlog relates to subscriptions contracts that were measured at fair value using the multiple-period excess earnings method under the income approach. Developed technology represents the fair value of AlsoEnergy’s renewable energy platform that was measured using the relief-from-royalty method of the income approach. Significant estimates and assumptions related to the Company’s forecasts of future revenues and selection of the weighted average cost of capital, royalty rates, and estimated revenue growth rates are used in measuring the fair value of these assets. The amortization expense for all acquired intangible assets will be recognized on a straight-line basis over their respective estimated useful lives.
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
Goodwill is tested for impairment annually, or more often if an event or circumstance indicates that the carrying amount may not be recoverable. In connection with the preparation of the unaudited condensed consolidated financial statements for the three months ended June 30, 2024, the Company considered the decline in the Company’s stock price, market capitalization, and recent financial performance to be a triggering event for its single reporting unit and therefore completed a test for impairment of goodwill for the reporting unit as of June 30, 2024. The Company tested goodwill for impairment using a Step 1 quantitative test and compared the reporting unit’s fair value to its carrying value. An impairment is recorded for any excess carrying value above the reporting unit’s fair value, not to exceed the amount of goodwill. The Company estimates fair value of its reporting unit using a discounted cash flow model, commonly referred to as the income approach. The income approach uses a reporting unit’s projection of estimated operating results and cash flows that is discounted using a weighted-average cost of capital that reflects current market conditions appropriate to the Company’s reporting unit. The discounted cash flow model uses management’s best estimates of economic and market conditions over the projected period using the best information available, including growth rates in revenues, costs and estimates of future expected changes in operating margins and cash expenditures. Other estimates and assumptions include terminal value growth rates, weighted average cost of capital and changes in future working capital requirements. The impairment test resulted in an impairment of $547.2 million.
Intangible Assets, Net
Intangible assets, net, consists of the following (in thousands):

	December 31,
	2024	2023
Developed technology	$32,618	$32,618
Trade name	11,300	11,300
Customer relationships	106,800	106,800
Internally developed software	81,314	67,282
Intangible assets	232,032	218,000
Less: Accumulated amortization	(88,094)	(60,868)
Add: Currency translation adjustment	(26)	14
Total intangible assets, net	$143,912	$157,146
Amortization expense for intangible assets was $27.3 million, $24.9 million and $23.6 million for the years ended December 31, 2024, 2023, and 2022, respectively, of which amortization of internally developed software and developed technology is recognized in cost of goods sold and amortization of customer relationships and trade name is recognized in sales and marketing in the consolidated statements of operations.
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

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company performed evaluations of its contracts and determined each of its identified leases are operating leases. For the years ended December 31, 2024, 2023, and 2022, the Company incurred $4.0 million, $4.2 million and $2.8 million, respectively, of rent expense included in operating expenses in the consolidated statements of operations in relation to its operating leases, inclusive of short-term and variable lease expense which was immaterial. Cash paid for amounts included in the measurement of operating lease liabilities for the years ended December 31, 2024, 2023, and 2022 was $2.8 million $2.9 million and $1.6 million, respectively, and was included in net cash used in operating activities in the Company’s consolidated statements of cash flows.
As of December 31, 2024, future payments associated with the Company’s operating lease liabilities were as follows (in thousands):

Operating Leases
2025	$3,754
2026	4,345
2027	4,437
2028	3,772
2029	1,908
Thereafter	809
Total lease payments	19,025
Less: imputed interest	(2,931)
Total operating lease liability future lease payments	$16,094
Reported as of December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Current portion of operating lease liabilities included within other current liabilities	$2,758	$2,950
Non-current portion of operating lease liabilities	13,336	10,455
Total	$16,094	$13,405
The following summarizes additional information related to operating leases:

	December 31,
	2024	2023
Weighted average remaining operating lease term (in years)	4.5	4.6
Weighted average discount rate	7.0%	5.7%
9.    ASSET RETIREMENT OBLIGATION
The information below details the asset retirement obligation for the years ended December 31, 2024 and 2023 as follows (in thousands):

	December 31,
	2024	2023
Beginning balance at January 1,	$4,052	$4,262
Retirement cost revaluation	(85)	(444)
Accretion expense	236	234
Ending balance at December 31,	$4,203	$4,052

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10.    ENERGY STORAGE SYSTEMS, NET
Energy Storage Systems, Net
Energy storage systems, net, consists of the following (in thousands):

	December 31, 2024	December 31, 2023
Energy storage systems placed into service	$137,616	$141,181
Less: accumulated depreciation	(81,305)	(70,918)
Energy storage systems not yet placed into service	2,509	4,155
Total energy storage systems, net	$58,820	$74,418
Depreciation expense for energy storage systems was approximately $13.4 million, $14.4 million and $14.9 million for the years ended December 31, 2024, 2023, and 2022, respectively. Depreciation expense is recognized in cost of service revenue.
11.    BALANCE SHEET COMPONENTS
Accounts Receivable, net
Accounts receivable, net consists of the following (in thousands):

	December 31,
	2024	2023
Unbilled receivables	$7,795	$190,230
Accounts receivable - customer	54,821	113,262
Financing obligation receivables	6,191	4,253
Allowance for credit losses	(9,499)	(4,904)
Other	8	7
Total accounts receivable, net	$59,316	$302,848
Collateralized accounts receivable of approximately $29.3 million as of December 31, 2023 were held by the Company and were included in “Accounts receivable, net” in the Company’s consolidated balance sheet. In the event the accounts receivable was not paid, the Company had the option to repossess the inventory from the customer. The Company did not have collateralized accounts receivable as of December 31, 2024.
Inventory
Inventory consists of the following (in thousands):

	December 31,
	2024	2023
Work in process inventory	$7,069	$23,074
Raw Materials	3,430	2,961
Finished Goods	421	630
Total inventory (1)	$10,920	$26,665
(1) During the year ended December 31, 2024, the Company recorded a $14.7 million charge to Cost of Revenue to reduce the value of certain Work in process inventory and Finished Goods to their net realizable value based upon the specific identification method of future sales cash flows at the end of the year.

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other Current Assets
Other current assets consist of the following (in thousands):

	December 31,
	2024	2023
Prepaid expenses	$5,769	$5,971
Utility program deposits	67	153
Due from related parties	47	73
Other	3,575	3,106
Total other current assets	$9,458	$9,303
Other Noncurrent Assets
Other noncurrent assets consist of the following (in thousands):

	December 31,
	2024	2023
Prepaid warranties and maintenance	$40,097	$41,023
Unbilled receivables, net	5,922	18,662
Deferred costs with suppliers	—	—
Receivable from SPEs (Note 17)	2,543	2,523
Self-generation incentive program deposits	255	561
Investment in VIEs	2,249	2,094
Property and equipment, net	2,113	2,813
Project assets	16,415	8,424
Restricted cash	1,786	1,100
Other	4,375	4,669
Total other noncurrent assets	$75,755	$81,869
Depreciation expense for property and equipment was $0.9 million and $0.7 million and $0.6 million for the years ended December 31, 2024 and 2023 and 2022, respectively.
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	December 31,
	2024	2023
Accrued payables	$14,481	$67,543
Accrued interest	2,674	2,674
Other accrued liabilities	8,615	6,656
Total accrued liabilities	$25,770	$76,873

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other Current Liabilities
Other current liabilities consist of the following (in thousands):

	December 31,
	2024	2023
Derivative liability	$—	$7,731
System advances	—	266
Lease liabilities – current portion	2,758	2,950
Due to related parties	31	31
Other	3,640	1,748
Total other current liabilities	$6,429	$12,726
12.    NOTES PAYABLE
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

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Upon adoption of ASU 2020-06, the Company allocated all of the debt discount to long-term debt. The debt discount is amortized to interest expense using the effective interest method, computed to be 0.9%, over the life of the 2028 Convertible Notes or approximately its seven-year term. The outstanding 2028 Convertible Notes balances as of December 31, 2024 and 2023 are summarized in the following table (in thousands):

	December 31, 2024	December 31, 2023
Long Term Debt
Outstanding principal	$297,024	$297,024
Unamortized 2021 Initial Purchasers’ debt discount and debt issuance cost	(5,200)	(6,501)
Net carrying amount	$291,824	$290,523

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents total interest expense recognized related to the 2028 Convertible Notes during the year ended December 31, 2024 and 2023 (in thousands):

	December 31, 2024	December 31, 2023
Cash interest expense
Contractual interest expense	$1,485	$1,693
Non-cash interest expense
Amortization of debt discount and debt issuance cost	1,301	1,487
Total interest expense	$2,786	$3,180
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

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The outstanding 2030 Convertible Notes balances as of December 31, 2024 and 2023 are summarized in the following table (in thousands):

	December 31, 2024	December 31, 2023
Long Term Debt
Outstanding principal	$240,000	$240,000
Unamortized 2023 Initial Purchasers’ debt discount and debt issuance cost	(5,901)	(6,890)
Net carrying amount	$234,099	$233,110
The debt discount and debt issuance costs are amortized to interest expense using the effective interest method, computed to be 4.70%, over the life of the 2030 Convertible Notes or its approximately seven-year term.
The following table presents total interest expense recognized related to the 2030 Convertible Notes during the three months ended December 31, 2024 and 2023 (in thousands):

	December 31, 2024	December 31, 2023
Cash interest expense
Contractual interest expense	$10,200	$7,593
Non-cash interest expense
Amortization of debt discount and debt issuance cost	989	711
Total interest expense	$11,189	$8,304
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
14.    WARRANTS
Legacy Stem Warrants
Prior to the Merger, the Company had issued warrants to purchase shares of Legacy Stem’s preferred stock in conjunction with various debt financings. The Company has also issued warrants to purchase shares of Legacy Stem’s common stock. Upon effectiveness of the Merger, the Company had 50,207,439 warrants outstanding, of which substantially all were converted into 2,759,970 shares of common stock of Stem. Upon conversion of the warrants, the existing warrant liabilities were remeasured to fair value resulting in a gain on remeasurement of $100.9 million and a total warrant liability of $60.6 million, which was then reclassified to additional paid-in-capital. As of December 31, 2024, there were 2,533 Legacy Stem Warrants outstanding. These instruments are exercisable into the Company’s common stock and are equity classified.

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15.    COMMON STOCK
The Company had reserved shares of common stock for issuance as follows:

December 31, 2024
Shares reserved for warrants	2,533
RSUs outstanding	12,284,292
Options outstanding	8,552,283
Shares available for future issuance under the 2021 Equity Incentive Plan	6,202,943
Shares available for future issuance under the 2024 Equity Incentive Plan	8,337,338
Conversion of 2030 Convertible Notes	33,673,584
Conversion of 2028 Convertible Notes	10,157,181
Total	79,210,154
As of December 31, 2024, the Company had 6,202,943 shares of common stock reserved for future issuance under equity incentive plans corresponding to the 2021 Equity Incentive Plan. As of December 31, 2024, 4,307,957 stock options and 22,825,385 RSUs had been granted to employees under the 2021 Equity Incentive Plan.
As of December 31, 2024, the Company had 8,337,338 shares of common stock reserved for future issuance under equity incentive plans corresponding to the 2024 Equity Incentive Plan. As of December 31, 2024, 722,778 stock options and 5,432,010 RSUs had been granted to employees under the 2024 Equity Incentive Plan.
16.    STOCK-BASED COMPENSATION
Under both the Stem, Inc. 2009 Equity Incentive Plan (the “2009 Plan”) and the Stem, Inc. 2021 Equity Incentive Plan (the “2021 Plan,” and together with the 2009 Plan, the “Plans”), the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance stock units (“PSUs”), and other awards that are settled in shares of the Company’s common stock. The Company does not intend to grant new awards under the 2009 Plan and 2021 Plan. In May 2024, the Company adopted the 2024 Equity Incentive Plan (the “2024 Plan”). Under the 2024 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, RSUs, and other awards that are settled in shares of the Company’s common stock. All shares that remain available for future grants are under the 2024 Plan.

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

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the stock option activity for the year ended December 31, 2024:

	Number of Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Balances as of December 31, 2023	9,011,616	$6.99	6.0	8,686
Options granted	1,410,261	2.07
Options exercised	—	—
Options forfeited	(1,869,594)	9.66
Options expired	—	—
Balances as of December 31, 2024	8,552,283	$5.60	3.1	$6
Options vested and exercisable — December 31, 2024	7,289,080	$5.26	2.1	$—
The weighted-average grant date fair value of stock options granted to employees was $2.07, $6.44 and $5.82 during the years ended December 31, 2024, 2023, and 2022, respectively. The intrinsic value of options exercised was $0.5 million and $12.7 million during the years ended December 31, 2023, and 2022, respectively. There were no options exercised during the year ended December 31, 2024.

Significant Assumptions in Estimating Option Fair Value
The Company uses the Black-Scholes model for estimating the fair value of options granted. The weighted-average assumptions used in the Black-Scholes are as follows:

	December 31,
	2024	2023	2022
Expected volatility	91.02%	69.05%	68.28%
Risk-free interest rate	4.53%	3.97%	1.73%
Expected term (years)	6.00	6.01	6.25
Dividend yield	—	—	—
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

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the RSU activity for the period ended December 31, 2024:

	Number of RSUs Outstanding (1)	Weighted- Average Grant Date Fair Value Per Share
Balances as of December 31, 2023	11,159,272	$10.31
RSUs granted	12,957,864	1.65
RSUs vested	(6,863,722)	8.16
RSUs forfeited	(4,969,122)	8.68
Balances as of December 31, 2024	12,284,292	$3.05
(1) Includes certain restricted stock units with service and market-based vesting criteria.
During the period ended December 31, 2024, the Company issued 3.0 million shares of fully vested RSU awards through the Company’s stock bonus program under the Company’s 2021 Equity Incentive Plan.
Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense recorded in each component of operating expenses in the Company’s consolidated statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2024	2023	2022
Sales and marketing	$2,514	$6,293	$4,251
Research and development	6,953	13,463	4,634
General and administrative	9,004	25,353	19,776
Total stock-based compensation expense	$18,471	$45,109	$28,661
As of December 31, 2024, the Company had approximately $3.0 million of remaining unrecognized stock-based compensation expense for stock options, which is expected to be recognized over a weighted average period of 1.0 years. As of December 31, 2024, the Company had approximately $19.9 million of remaining unrecognized stock-based compensation expense for RSUs, which is expected to be recognized over a weighted average period of 1.2 years. Research and development expenses of $2.8 million and $4.3 million corresponding to internal-use software, were capitalized during the years ended December 31, 2024 and 2023, respectively.
During the year ended December 31, 2024 stock-based compensation expense included stock modifications in connection with the separation agreements for certain of the Company’s former executive officers. For the year ended December 31, 2024, a net reduction of stock-based compensation expense of $2.0 million was recorded within general and administrative expense and an additional charge of $0.7 million was recorded within research and development expense.
Awards under the Company’s stock bonus program issued through the 2021 Plan are accounted for as liability-classified awards, because the obligations are based predominantly on a fixed monetary amount determined at a future date to be settled with a variable number of shares of the Company’s common stock. The Company recognized an actual payout related to such bonuses in the amount of $0.6 million during the year ended December 31, 2024.
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

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unconsolidated VIEs
SPV II, SPV III, and SPV IV
On January 23, 2015, June 7, 2016, and June 30, 2017 the Company entered into agreements to form three Limited Liability Companies: Stem Finance SPV II, LLC (“SPV II”), Stem Finance SPV III, LLC (“SPV III”), and Generate-Stem LCR, LLC (“SPV IV”), respectively. These agreements are accounted for as unconsolidated VIEs because the Company lacks the power to direct the activities that most significantly impact the economics of these entities. Although the Company is not the primary beneficiary of these entities, due to its significant continuing involvement in the generation of cash flows of the energy storage systems and legal responsibilities under the host customer contract, the Company is required to include the assets, liabilities, revenues, and expenses of these entities in its consolidated financial statements. The significant activities involve deciding which energy storage systems to be purchased by the SPE and setting of the annual operating budgets which govern the ongoing operation and maintenance of the energy storage systems. Both of these activities significantly impact the revenue, expenses, and resulting residual returns or losses that will accrue to the investors of the SPE and require approval by both Stem and the other third-party investor. Stem, the non-managing member of the SPE, shares power through its rights to (i) agree on SPE purchases of energy storage systems in the master purchase agreement, and (ii) approve the annual operating budgets in the operating and maintenance agreement. The other investor shares power through its rights as the managing member in the SPE. As a result, power is shared with the other investors in the SPE who are not considered related parties (including de facto agency relationships) of the Company. Investments in such SPEs are accounted for under the equity method of accounting and are recorded within other noncurrent assets on the consolidated balance sheets. The Company’s maximum loss exposure from these entities is limited to the aggregate carrying amount of its equity method investments. As of December 31, 2024, the Company had not provided, and is not required to provide, financial support through a liquidity arrangement or otherwise, to its SPEs, including circumstances in which it could be exposed to further losses (e.g., cash shortfalls). The Company’s cumulative share of the earnings/(losses) in SPV II, SPV III and SPV IV was immaterial for the year ended December 31, 2024, $0.1 million for the year ended December 31, 2023, and immaterial for the year ended December 31, 2022.
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

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2024 and 2023, the Company’s investment in its unconsolidated SPEs, recorded within other noncurrent assets on the consolidated balance sheets, was as follows (in thousands):

	December 31,
	2024	2023
Investment in SPV II	$—	$—
Investment in SPV III	388	390
Investment in SPV IV	361	372
Copec	1,428	1,312
Other equity method investments	72	20
Total equity method investments	$2,249	$2,094
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

	December 31,
	2024	2023
Financing obligation, current portion	$16,521	$14,835
Financing obligation, noncurrent	$41,627	$52,010
Interest expense related to the financing obligations was $4.4 million, $5.6 million, and $6.3 million for the years ended December 31, 2024, 2023, and 2022, respectively.
As a result of being the accounting owner of energy storage systems sold to the SPEs and retaining the obligation to provide energy optimization services to host customers, the Company records the carrying value of energy storage system assets and obligations under the customer host contracts on its consolidated balance sheet. These balances were as follows as of December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Energy storage systems, net	$53,824	$67,719
Deferred revenue, current	$4,500	$4,712
Deferred revenue, noncurrent	$8,340	$8,641
Other liabilities	$3,813	$3,480
Because the Company is the legal party responsible for providing services to the host customer and significantly involved in generating the revenue under the host customer arrangements, the Company records the revenue associated with services, and separately records payments to the VIE as debt and interest payments. Revenues recognized by the Company associated with energy storage systems legally sold to the unconsolidated SPEs were $15.5 million, $18.0 million, and $17.8 million for the years ended December 31, 2024, 2023, and 2022, respectively. Such revenues are inclusive of incentive fees, consistent with the Company’s revenue policy. Depreciation expense recognized within cost of service revenue by the Company for the energy storage systems legally sold to the unconsolidated SPEs was $11.7 million, $12.0 million and $6.8 million for the years ended December 31, 2024, 2023, and 2022, respectively.

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
18.    NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Year Ended December 31,
	2024	2023	2022
Numerator - Basic and Diluted:
Net loss attributable to common stockholders, basic and diluted	$(854,014)	$(140,413)	$(124,054)
Denominator:
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	161,442,542	155,583,957	153,413,743

Net loss per share attributable to common stockholders, basic and diluted	$(5.29)	$(0.90)	$(0.81)
The following table shows total outstanding potentially dilutive shares excluded from the computation of diluted shares outstanding for the periods presented as the effect would have been anti-dilutive:

	December 31,
	2024	2023	2022
Outstanding 2028 Convertible Notes	10,157,181	10,157,181	15,730,390
Outstanding 2030 Convertible Notes	33,673,584	33,673,584	—
Outstanding stock options	8,552,283	9,011,616	8,243,637
Outstanding warrants	2,533	2,533	2,533
Outstanding RSUs	12,284,292	11,159,272	6,719,490
Total	64,669,873	64,004,186	30,696,050
19.    INCOME TAXES
The components of loss before provision for income taxes for the years ended December 31, 2024, 2023, and 2022 are as follows (in thousands):

	December 31,
	2024	2023	2022
Domestic	$(852,576)	$(138,934)	$(137,164)
Foreign	(1,106)	(1,046)	(2,051)
Loss before (provision for) benefit from income taxes	$(853,682)	$(139,980)	$(139,215)
Due to the Company’s net losses, the Company did not record a provision for federal income taxes during the years ended December 31, 2024, 2023 and 2022, respectively. The Company continues to maintain a full valuation allowance for its net U.S. federal and state deferred tax assets.

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of the provision for income tax expense for the years ended December 31, 2024, 2023, and 2022 are as follows (in thousands):

	December 31,
	2024	2023	2022
Current:
Federal	$—	$—	$(24)
State	200	490	184
Foreign	242	381	188
Total current	442	871	348
Deferred:
Federal	—	(294)	(12,448)
State	—	(41)	(3,021)
Foreign	(110)	(103)	(40)
Total deferred	(110)	(438)	(15,509)
Total provision for (benefit from) income taxes	$332	$433	$(15,161)
The effective tax rate of the Company’s provision (benefit) for income taxes differs from the federal statutory rate as follows:

	December 31,
	2024	2023	2022
Statutory rate	21.00%	21.00%	21.00%
State tax	(0.02)%	(0.32)%	2.04%
Foreign income and withholding taxes	(0.04)%	(0.36)%	(0.42)%
Non-deductible goodwill impairment	(13.42)%	—%	—%
Stock-based compensation	(0.29)%	(1.48)%	(0.51)%
Change in fair value of warrants	—%	—%	—%
Other	(0.19)%	(3.16)%	(2.26)%
Non-deductible interest expense	(0.11)%	(0.85)%	(0.96)%
Valuation allowance	(6.97)%	(15.14)%	(8.00)%
Total	(0.04)%	(0.31)%	10.89%
Deferred income taxes arise from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes, as well as net operating losses (“NOLs”) and tax credit carryforwards.

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2024 and 2023 are as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net operating losses	$215,283	$134,340
Tax credits	367	367
Depreciable assets	—	37
Operating lease liabilities	3,929	2,808
Accruals and allowances	5,031	3,708
Stock-based compensation	4,274	8,088
Deferred revenue	31,154	33,894
Interest expense	4,515	2,831
Other	4,618	4,498
Total gross deferred tax assets	269,171	190,571
Less: Valuation allowance	(252,757)	(168,304)
Net deferred tax assets	16,414	22,267
Deferred tax liabilities:
Amortization of asset retirement obligation	(650)	(675)
Intangibles	(12,047)	(18,926)
Right-of-use assets	(2,954)	(2,523)
Depreciable assets	(516)	—
Total gross deferred tax liabilities	(16,167)	(22,124)
Net deferred taxes	$247	$143
As of December 31, 2024 and 2023, the Company had federal NOL carryforwards of approximately $736.0 million and $459.8 million, respectively, and state NOL carryforwards of approximately $624.5 million and $377.6 million, respectively. Of the $736.0 million federal net operating loss, $97.0 million will begin to expire in 2029, while the remaining amount does not expire. The state NOL carryforwards will begin to expire in 2029. As of December 31, 2024 and 2023, the Company had foreign NOL carryforwards of approximately $32.2 million and $28.1 million, respectively. The foreign net operating loss carryforwards expire in 2039.
As of December 31, 2024, the Company did not have federal research and development tax credit carryforwards. As of December 31, 2023, the Company did not have federal research and development tax credit carryforwards. As of December 31, 2024 and 2023, the Company had California research and development tax credit carryforwards of $0.7 million and $0.7 million, respectively, which do not expire.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of a history of taxable losses and uncertainties as to future profitability, the Company recorded a full valuation allowance against its deferred tax assets with exception of a foreign subsidiary which has been profitable historically. During the years ended December 31, 2024 and 2023, the Company increased its valuation allowance by $84.5 million and $27.7 million, respectively.
Utilization of the net operating loss carryforwards and tax credit forwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by the Internal Revenue Code Section 382, as well as similar state provisions. In general, an “ownership change,” as defined by the code, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. Any limitation may result in expiration of all or a portion of the NOL or tax credit carryforwards before utilization. The Company performed a detailed analysis in FY2023 to determine whether an ownership change under Section 382 of the Code has previously occurred. As a result, the Company’s NOLs available after the Section 382 limitation is approximately $736.0 million as of December 31, 2024.

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the beginning and ending amount of unrecognized tax benefits are as follows (in thousands):

	2024	2023
Balance at January 1	$367	$720
Additions based on tax positions related to the current year	—	—
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	—	(353)
Settlements	—	—
Balance at December 31	$367	$367
The Company expects resolution of unrecognized tax benefits, if created, would occur while the full valuation allowance of deferred tax assets is maintained. The Company does not expect to have any unrecognized tax benefits that, if recognized, would affect the effective tax rate. As of December 31, 2024, the Company does not have a liability for potential penalties or interest. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.
In the normal course of business, the Company is subject to examination by taxing authorities throughout the United States of America, Canada, Germany, Japan and India. The Company is not currently under audit by the Internal Revenue Service or other foreign revenue agencies, or similar state or local authorities. The tax return years 2020 through 2024 remain open to examination by the major domestic taxing jurisdictions to which the Company is subject. Net operating losses generated on a tax return basis by the Company for calendar years 2012 through 2024 remain open to examination by the major domestic taxing jurisdictions.
20.    SEGMENT INFORMATION
The Company’s CODM manages the business and evaluates operating performance based on consolidated net income (loss). The Company’s CODM uses consolidated net income (loss) to monitor budget versus actual results. The Company operates as one operating segment and has one reportable segment that constitutes consolidated results.
The following table sets forth the Company’s segment information for revenue and significant expenses (in thousands):

	Years Ended December 31,
	2024	2023	2022
Revenue	$144,584	$461,515	$362,980
Less (add):
Cost of revenue	155,642	457,850	329,888
Compensation expense excluding stock-based compensation	69,152	69,780	63,944
Stock-based compensation	18,471	45,109	28,661
Depreciation and amortization	15,906	18,956	20,428
Other segment expenses, net (1)	739,095	9,800	59,274
Provision for (benefit from) income taxes	332	433	(15,161)
Net loss	$(854,014)	$(140,413)	$(124,054)
(1) Other segment expenses, net includes impairment of goodwill, impairment of parent company guarantees, other impairments, (gain) on extinguishment of debt, and other expense (income), net.
21.    COMMITMENTS AND CONTINGENCIES
Non-cancelable Purchase Obligations
In the normal course of business, we enter into non-cancelable purchase commitments with various parties to purchase primarily software-based services. As of December 31, 2024, we had outstanding non-cancelable purchase obligations with a term of less than 12 months of $1.6 million and non-cancelable purchase obligations with a term 12 months or longer of $1.4 million.
During the year ended December 31, 2024 the Company incurred $10.0 million in termination expenses in relief of $116.0 million of prior purchase commitments with suppliers.

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Commitments
In June 2024, the Company recognized a $2.5 million operating lease liability and a corresponding operating lease right-of-use (“ROU”) asset, which are included in the consolidated balance sheets as of December 31, 2024. The operating lease liability and operating lease ROU asset correspond to 6,508 square feet of leased office in San Francisco, California. As of the commencement date of the lease, the remaining lease term was 65 months. The lease agreement contemplates options to extend the non-cancelable lease term, which have been determined to be not reasonably certain to be exercised. Base rent is approximately $54,200 per month with escalating payments. Upon entering into this new lease, the Company subleased an existing office space which led to a right-of-use asset impairment of $2.1 million in June 2024.
In September 2024, the Company recognized a $1.7 million operating lease liability and a corresponding operating lease right-of use asset, which are included in the consolidated balance sheets as of December 31, 2024, consisting of 24,102 square feet of leased office in Longmont, Colorado. As of the commencement date of the lease, the remaining lease term was 77 months and base rent is approximately $30,100 per month with escalating payments over the lease term.
In November 2024, the Company recognized a $1.3 million operating lease liability and a corresponding operating lease right-of use asset, which are included in the consolidated balance sheets as of December 31, 2024, consisting of 13,608 square feet of leased office in Bloomfield, Colorado. Monthly rent will begin in the third quarter of fiscal year 2025 and begins at approximately $27,200 with escalating payments over the lease term. The lease will terminate in the third quarter of 2030.
Non-Income Related Taxes
During 2023, the Company was selected for sales and use tax examination by the state of California and determined that it was not appropriately charging certain customers sales tax and remitting the applicable amounts to the taxing authority for certain revenue arrangements from 2018 through 2022. The Company determined it was probable that it would be subject to sales tax liabilities plus applicable interest in certain states, principally California, and estimated a probable tax liability of $5.6 million. The California sales and use tax examination is ongoing and the Company is awaiting final ruling on its sales tax administration process and clarity on the required settlement amount. The Company accrued this amount included in general and administrative expense in the consolidated statement of operations. Management considered qualitative and quantitative factors and concluded the out of period adjustment is immaterial to 2023 and each of the applicable periods.
22.    EMPLOYER RETIREMENT PLAN
The Company sponsors a 401(k) profit sharing plan covering all eligible employees. Participants may elect to defer a percentage of their compensation ranging from 1% to 100%, up to the maximum allowable by law by making contributions to the plan. The Company may match, at its discretion, the employee contributions according to the terms of the plan. During the years ended December 31, 2024, 2023 and 2022, the company made matching contributions of $2.2 million, $2.2 million and $0.6 million to the plan, respectively.

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
Based on management’s evaluation (under the supervision and with the participation of our CEO and our CFO) of the effectiveness of the design and operation of our Disclosure Controls, as of December 31, 2024, our CEO and CFO have concluded that our Disclosure Controls were effective at a reasonable assurance level.
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
Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.
Our independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2024, as stated in its report which is included in Item 9A.

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act) that occurred during the quarterly period ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

To the shareholders and the Board of Directors of Stem, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Stem, Inc. and subsidiaries (the "Company") as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated March 4, 2025, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ DELOITTE & TOUCHE LLP

San Francisco, California
March 4, 2025

ITEM 9B. OTHER INFORMATION
(b) Trading Plans
None of our Section 16 officers or directors entered into any contract, instruction or written plan for the sale or purchase of our securities during the fourth quarter of 2024 intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). No Section 16 officer or director adopted or terminated any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K promulgated under the Exchange Act) during the fourth quarter of 2024.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
See Part I, Item I, “Business —Information About Our Executive Officers” of this Report for information regarding our executive officers. Information concerning our Securities Trading Policy will be included in the 2025 Proxy Statement under the caption “Corporate Governance—Other Corporate Governance Practices and Policies—Insider Trading Policy.” A copy of our Insider Trading Policy is filed as Exhibit 19 to this Form 10-K. Such information is incorporated herein by reference. The other information required for this Item will be included in the 2025 Proxy Statement, including under the headings “Corporate Governance” and “Delinquent Section 16(a) Reports,” if applicable, and is incorporated by reference.
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
ITEM 11. EXECUTIVE COMPENSATION
The information required under this Item will be included in the 2025 Proxy Statement, including under the headings “Executive Compensation,” “Executive Compensation Tables,” “Director Compensation,” “Compensation Committee Interlocks,” and “Report of the Compensation Committee,” and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required under this Item will be included in the 2025 Proxy Statement, including under the headings “Equity Compensation Plan Information,” “Certain Information About Our Common Stock,” and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required under this Item will be included in the 2025 Proxy Statement, including under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance,” and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required under this Item will be included in the 2025 Proxy Statement, including under the heading “Ratification of Independent Auditor Selection,” and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements: The financial statements filed as part of this Report are listed on the index to financial statements on page 58.
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

10.3	Form of Confirmation for 2030 Capped Call Transactions (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K filed on April 3, 2023).
10.4†	Stem, Inc. 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to Stem’s Annual Report on Form 10-K filed on February 28, 2022).
10.5†	Form of Stock Option Agreement under the Stem, Inc. 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to Stem’s Annual Report on Form 10-K filed on February 28, 2022).
10.6†	Stem, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Stem’s Registration Statement on Form S-8 filed on July 2, 2021)
10.7†	Form of Stock Option Agreement under the Stem, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to Stem’s Annual Report on Form 10-K filed on February 29, 2024)
10.8†	Global Restricted Stock Unit Award Agreement under the Stem, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to Stem’s Annual Report on Form 10-K filed on February 29, 2024)
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

10.13†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.10 to Stem’s Annual Report on Form 10-K filed on February 28, 2022).
10.14†	Form of Executive Employment Agreement (incorporated by reference to Exhibit 10.11 to Stem’s Annual Report on Form 10-K filed on February 28, 2022).
10.15†	Stem, Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 filed on May 29, 2024.
10.16†	Form of Stock Option Agreement under the Stem, Inc. 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to Stem’s Quarterly Report on Form 10-Q filed on August 6, 2024).
10.17†	Form of Stock Option Agreement under the Stem, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to Stem’s Quarterly Report on Form 10-Q filed on August 6, 2024).
10.18†	Form of Stock Option Agreement under the Stem, Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to Stem’s Quarterly Report on Form 10-Q filed on August 6, 2024).
10.19†
Separation and Release of Claims Agreement dated September 21, 2024, by and between the Company and Prakesh Patel (incorporated by reference to Exhibit 10.1 to Stem’s Quarterly Report on Form 10-Q filed on October 30, 2024).

10.20*†	Executive Employment Agreement dated September 16, 2024 by and between the Company and David Buzby.
19*	Stem, Inc. Insider Trading Policy
21*	Subsidiaries of the Registrant.
23*	Consent of Independent Registered Public Accounting Firm.
24*	Powers of Attorney.
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97*	Stem, Inc. Clawback Policy
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Date: March 4, 2025	STEM, INC.

	By:	/s/ Spencer Doran Hole
Spencer Doran Hole
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title

*	Chief Executive Officer
Arun Narayanan	(Principal Executive Officer)

/s/ Spencer Doran Hole	Chief Financial Officer
Spencer Doran Hole	(Principal Financial Officer)

/s/ Rahul Shukla	Chief Accounting Officer
Rahul Shukla	(Principal Accounting Officer)

*	Chairman of the Board
David Buzby

*	Director
Adam E. Daley

*	Director
Anil Tammineedi

*	Director
Laura D’Andrea Tyson

*	Director
Ira Birns

/s/ Saul R. Laureles	March 4, 2025
* By Saul R. Laureles, Attorney-in-Fact