Form 10-Q
period 2025-03-31
STEM, INC.
filed 2025-04-30
CIK 1758766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————————————
FORM 10-Q
—————————————————

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Outstanding as of April 22, 2025
Common Stock, $0.0001 par value per share	166,358,775

STEM, INC.
Quarterly Report on Form 10-Q
For the Period Ended March 31, 2025

Part I - Financial Information
ITEM 1. FINANCIAL STATEMENTS
STEM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024

ASSETS
Current assets:
Cash and cash equivalents	$58,584	$56,299
Accounts receivable, net of allowances of $9,744 and $9,499 as of March 31, 2025 and December 31, 2024, respectively	34,733	59,316
Inventory	8,836	10,920
Other current assets	8,427	10,082
Total current assets	110,580	136,617
Energy storage systems, net	55,557	58,820
Contract origination costs, net	9,373	9,681
Intangible assets, net	141,933	143,912
Operating lease right-of-use assets	11,923	12,574
Other noncurrent assets	75,715	75,755
Total assets	$405,081	$437,359
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$19,644	$30,147
Accrued liabilities	27,849	25,770
Accrued payroll	8,470	6,678
Financing obligation, current portion	17,416	16,521
Deferred revenue, current portion	40,115	43,255
Other current liabilities	6,683	6,429
Total current liabilities	120,177	128,800
Deferred revenue, noncurrent	85,994	85,900
Asset retirement obligation	4,263	4,203
Convertible notes, noncurrent	526,503	525,922
Financing obligation, noncurrent	37,136	41,627
Lease liabilities, noncurrent	12,527	13,336
Other liabilities	35,405	35,404
Total liabilities	822,005	835,192
Commitments and contingencies (Note 12)
Stockholders’ (deficit) equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized as of March 31, 2025 and December 31, 2024; zero shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 166,352,779 and 162,797,684 issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	17	16
Additional paid-in capital	1,233,760	1,228,042
Accumulated other comprehensive income (loss)	266	76
Accumulated deficit	(1,651,508)	(1,626,508)
Total Stem’s stockholders’ (deficit) equity	(417,465)	(398,374)
Non-controlling interests	541	541
Total stockholders’ (deficit) equity	(416,924)	(397,833)
Total liabilities and stockholders’ (deficit) equity	$405,081	$437,359
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STEM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenue
Services and other revenue	$17,721	$14,840
Hardware revenue	14,791	10,629
Total revenue	32,512	25,469
Cost of Revenue
Cost of services and other revenue	11,413	9,984
Cost of hardware revenue	10,561	39,676
Total cost of revenue	21,974	49,660
Gross profit (loss)	10,538	(24,191)
Operating expenses:
Sales and marketing	6,792	11,126
Research and development	11,328	14,136
General and administrative	13,566	18,560
Total operating expenses	31,686	43,822
Loss from operations	(21,148)	(68,013)
Other expense, net:
Interest expense	(4,290)	(4,707)
Other income, net	496	566
Total other expense, net	(3,794)	(4,141)
Loss before provision for income taxes	(24,942)	(72,154)
Provision for income taxes	(58)	(153)
Net loss	$(25,000)	$(72,307)

Net loss per share attributable to common stockholders, basic and diluted	$(0.15)	$(0.46)

Weighted-average shares used in computing net loss per share to common stockholders, basic and diluted	163,889,801	158,180,137

The accompanying notes are an integral part of these condensed consolidated financial statements.

STEM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Net loss	$(25,000)	$(72,307)
Other comprehensive loss:
Unrealized gain on available-for-sale securities	—	3
Foreign currency translation adjustment	190	193
Total other comprehensive loss	$(24,810)	$(72,111)
The accompanying notes are an integral part of these condensed consolidated financial statements.

STEM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(UNAUDITED)
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non-controlling Interests	Total Stockholders’ (Deficit) Equity
	Shares	Amount
Balance as of January 1, 2025	162,797,684	$16	$1,228,042	$76	$(1,626,508)	$541	$(397,833)
Issuance of common stock upon release of restricted stock units	3,555,095	1	—	—	—	—	1
Stock-based compensation	—	—	5,718	—	—	—	5,718
Foreign currency translation adjustments	—	—	—	190	—	—	190
Net loss	—	—	—	—	(25,000)	—	(25,000)
Balance as of March 31, 2025	166,352,779	$17	$1,233,760	$266	$(1,651,508)	$541	$(416,924)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 1, 2024	155,932,880	$16	$1,198,716	$(42)	$(772,494)	$485	$426,681
Issuance of common stock upon release of restricted stock units	2,632,464	—	—	—	—	—	—
Issuance of fully vested restricted stock units for employee bonuses (Note 8)	2,961,438	—	8,114	—	—	—	8,114
Stock-based compensation	—	—	9,367	—	—	—	9,367
Unrealized gain on available-for-sale securities	—	—	—	3	—	—	3
Foreign currency translation adjustments	—	—	—	193	—	—	193
Net loss	—	—	—	—	(72,307)	—	(72,307)
Balance as of March 31, 2024	161,526,782	$16	$1,216,197	$154	$(844,801)	$485	$372,051
The accompanying notes are an integral part of these condensed consolidated financial statements.

STEM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2025	2024
OPERATING ACTIVITIES
Net loss	$(25,000)	$(72,307)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	10,996	10,809
Non-cash interest expense, including interest expenses associated with debt issuance costs	289	422
Stock-based compensation	4,317	8,374
Non-cash lease expense	679	777
Accretion of asset retirement obligations	60	59
Impairment loss of project assets	699	345
Net accretion of discount on investments	—	(29)
Provision for (recovery of) credit losses on accounts receivable	78	(1,004)
Other	63	(98)
Changes in operating assets and liabilities:
Accounts receivable	24,351	63,943
Inventory	2,084	2,221
Other assets	2,025	(746)
Contract origination costs, net	(324)	(356)
Project assets	(1,516)	(390)
Accounts payable	(10,538)	(16,280)
Accrued expenses and other liabilities	3,861	1,731
Deferred revenue	(3,046)	2,715
Lease liabilities	(542)	(807)
Net cash provided by (used in) operating activities	8,536	(621)
INVESTING ACTIVITIES
Proceeds from maturities of available-for-sale investments	—	8,250
Purchase of energy storage systems	(7)	(51)
Capital expenditures on internally-developed software	(3,583)	(3,463)
Purchase of property and equipment	—	(61)
Net cash (used in) provided by investing activities	(3,590)	4,675
FINANCING ACTIVITIES
Proceeds from employee equity transactions to be remitted to tax authorities, net	—	5,228
Repayment of financing obligations	(2,819)	(2,086)
Net cash (used in) provided by financing activities	(2,819)	3,142
Effect of exchange rate changes on cash, cash equivalents and restricted cash	158	233
Net increase in cash, cash equivalents and restricted cash	2,285	7,429
Cash, cash equivalents and restricted cash, beginning of year	58,085	106,475
Cash, cash equivalents and restricted cash, end of period	$60,370	$113,904

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$1,048	$1,422
NON-CASH INVESTING AND FINANCING ACTIVITIES
Change in asset retirement costs and asset retirement obligation	$—	$38
Purchases of energy storage systems in accounts payable	$—	$251
Stock-based compensation capitalized to internal-use software	$1,434	$992

RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH WITHIN THE UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS TO THE AMOUNTS SHOWN IN THE STATEMENTS OF CASH FLOWS ABOVE:
Cash and cash equivalents	$58,584	$112,804
Restricted cash included in other noncurrent assets	1,786	1,100
Total cash, cash equivalents, and restricted cash	$60,370	$113,904
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
Our suite of software applications is enabled by our AI platform, Athena®. Each application serves a different purpose in helping customers to maximize the value of their energy assets. We offer software-enabled forecasting and optimization managed services to our storage customers through the Athena AI platform that are designed to support renewable energy generation. We offer solar asset performance management software through our PowerTrack software that enables standardization of clean energy portfolios on one, hardware agnostic application. Our commercial- and utility-scale edge hardware solutions are original equipment manufacturers (“OEMs”)-agnostic devices used to connect customers’ solar and storage assets to our software applications in a unified view.
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
Liquidity
As of March 31, 2025, we had cash and cash equivalents of $58.6 million, an accumulated deficit of $1,651.5 million, net accounts receivable of $34.7 million, and negative working capital, which we define as current assets less current liabilities, of $9.6 million. During the three months ended March 31, 2025, we incurred a net loss of $25.0 million and had positive cash flows from operating activities of $8.5 million. As of March 31, 2025, our principal sources of liquidity were cash and cash equivalents totaling $58.6 million, which were held for working capital purposes and for investment growth opportunities. As of March 31, 2025, we believe that our cash position, as well as expected collections from accounts receivable, is sufficient to meet our capital and liquidity requirements for at least the next 12 months.
Our business prospects are subject to various risks, expenses, and uncertainties, including those discussed in Part I. Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The attainment of profitable operations is dependent upon future events, including successfully transitioning to a new software and services-oriented strategy, the successful delivery of AI-enabled software and edge device capabilities to our customers, regaining and maintaining compliance with the New York Stock Exchange’s continuing listing standards, securing new customers and maintaining current ones, securing and maintaining adequate supplier relationships, building our customer base, successfully executing our business and marketing strategy, and hiring and retaining appropriate personnel. Failure to generate sufficient revenues, achieve planned gross margins and operating profitability, control operating costs, or secure additional funding may require us to modify, delay or abandon some of our planned future expansion or development, or to otherwise enact operating cost reductions available to management, which could have a material adverse effect on our business, operating results and financial condition.
Supply Chain Constraints and Risk
We have in the past faced shortages and shipping delays affecting the supply of inverters, enclosures, battery modules and associated component parts for inverters and battery energy storage systems available for purchase. These shortages and delays were due in part to the macroeconomic, geopolitical and business environment, including the effects of global inflationary pressures and interest rates, general economic slowdown or a recession, changes in monetary policy, instability in financial institutions, import tariffs and related trade policies, geopolitical pressures, including the armed conflicts between Russia and

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Ukraine and in the Gaza Strip and nearby areas, as well as tensions between China and the United States and uncertainty around current and future trade policies. The Company cannot predict the full effects the macroeconomic, geopolitical and business environment will have on our business, cash flows, liquidity, financial condition and results of operations.
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X, assuming the Company will continue as a going concern. Accordingly, the consolidated balance sheet at December 31, 2024 has been derived from the audited financial statements at that date, but certain notes or other information that are normally required by GAAP have been omitted if they substantially duplicate the disclosures contained in the Company’s annual audited consolidated financial statements. In the opinion of the Company’s management, all normal and recurring adjustments considered necessary for a fair statement of the results for the interim period presented have been included in the accompanying unaudited condensed consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2024. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or for any other future interim period or year.
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

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table summarizes the carrying values of the assets and liabilities of the DevCo JVs that are consolidated by the Company as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$290	$1,556
Other current assets	8	18
Other noncurrent assets	17,233	16,415
Total assets	17,531	17,989
Liabilities
Accounts payable	906	1,284
Other current liabilities	—	114
Total liabilities	$906	$1,398
The Company did not make any material capital investment contributions during the three months ended March 31, 2025 and 2024. The net income from the DevCo JVs was immaterial during the three months ended March 31, 2025 and 2024.
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
Significant estimates and assumptions reflected in these unaudited condensed consolidated financial statements include, but are not limited to, estimates of transaction price with variable consideration; the amortization of acquired intangibles; deferred commissions and contract fulfillment costs; the valuation of energy storage systems, finite-lived intangible assets, internally developed software, accruals related to sales tax liabilities, and the fair value of assets acquired and liabilities assumed in a business combination.
Segment Information
Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is the CODM. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, management has determined that the Company operates as one operating segment that is focused exclusively on innovative technology services that transform the way energy is distributed and consumed. Net assets outside of the U.S. were less than 10% of total net assets as of March 31, 2025 and December 31, 2024.
Accounts Receivable, Net
Accounts Receivable are stated at amounts estimated by management to be equal to their net realizable values. Accounts receivable also includes unbilled accounts receivable, which is composed of milestone development activities of noncancellable purchase orders and monthly energy optimization services provided and recognized but not yet invoiced as of the end of the reporting period. The allowance for credit losses is the Company's best estimate of the amount of expected credit losses. The expectation of collectability is based on the Company's review of credit profiles of customers, contractual terms and conditions, current economic trends, and historical payment experience. If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectability of those balances and an allowance is recorded accordingly. The total allowance for credit losses balance was $9.9 million and $9.8 million, of which the current portion is $9.7 million and $9.5 million as of March 31, 2025 and December 31, 2024, respectively.

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the changes in the current expected credit losses during the three months ended March 31, 2025 and the year ended December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Balance as of beginning of period	$9,794	$5,953
Provision for expected credit losses	1,528	3,978
Write-offs, recoveries and other charges against allowance	(1,438)	(137)
Balance as of end of period	$9,884	$9,794
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
At times, the Company may be subject to a concentration of credit risk in relation to certain customers due to the purchase of large energy storage systems made by such customers. The Company routinely assesses the creditworthiness of its customers. The Company did not experience material losses related to receivables from individual customers, or groups of customers during the three months ended March 31, 2025. The Company does not require collateral. Due to these factors, no additional credit risk beyond amounts provided for credit losses is believed by management to be probable in the Company’s accounts receivable.
The net book value of unbilled receivables, current are $7.7 million and $7.8 million as of March 31, 2025 and December 31, 2024, respectively. Unbilled receivables, current are included in accounts receivable, net. The net book value of unbilled receivables, noncurrent are $6.3 million and $5.9 million as of March 31, 2025 and December 31, 2024, respectively. Unbilled receivables, noncurrent are included in other noncurrent assets.
Significant Customers
A significant customer represents 10% or more of the Company’s total revenue or accounts receivable, net balance at each reporting date. For each significant customer, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable are as follows:

	Accounts Receivable		Revenue
	March 31,	December 31,	Three Months Ended March 31,
	2025	2024	2025	2024
Customers:
Customer A	33%	28%	12%	24%
Customer B	*	20%	*	*
Customer C	*	*	*	22%
Customer D	*	*	*	22%
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
Financial assets and liabilities held by the Company measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 include cash and cash equivalents and convertible notes.
Reclassifications
Certain prior year amounts have been reclassified for consistency with the current year presentation. Such reclassifications have no impact on previously reported net income (loss), stockholders’ (deficit) equity, or cash flows. A reclassification of $0.4 million from deferred costs with suppliers to other current assets has been made to the December 31, 2024 balance sheet to conform to the March 31, 2025 presentation. This change had no impact to total current assets. For the three months ended March 31, 2024, a $0.4 million net cash inflow was reclassified from changes in deferred costs with suppliers to changes in other assets. This change had no impact to net cash used in operating activities.
New Accounting Standards
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, related to income tax disclosures. The amendments in this update are intended to enhance the transparency and decision usefulness of income tax disclosures primarily through changes to the rate reconciliation and income taxes paid information. This update is effective for annual periods beginning after December 15, 2024, though early adoption is permitted. The Company is currently evaluating the ASU to determine its impact on the Company’s disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The amendments in this update enhance disaggregated disclosure of income statement expenses for companies by requiring disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. The effective date of ASU 2024-03 was amended by ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. This update is effective for annual periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, though early adoption of is permitted. The Company is currently evaluating the ASU to determine its impact on the Company’s disclosures.

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
3.    REVENUE
Disaggregation of Revenue
The following table provides information on the disaggregation of revenue as recorded in the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2025	2024
Hardware revenue	$14,791	$10,629
Services and other revenue	17,721	14,840
Total revenue	$32,512	$25,469
The following table summarizes reportable revenue by geographic regions determined based on the location of the customers (in thousands):

	Three Months Ended March 31,
	2025	2024
United States	$31,733	$24,294
Rest of the world	779	1,175
Total revenue	$32,512	$25,469
Remaining Performance Obligations
Remaining performance obligations represent contracted revenue that has not been recognized, which include contract liabilities (deferred revenue) and amounts that will be billed and recognized as revenue in future periods. As of March 31, 2025 and March 31, 2024, the Company had $409.9 million and $440.6 million of remaining performance obligations, respectively, and the approximate percentages expected to be recognized as revenue in the future are as follows (in thousands, except percentages):

	March 31, 2025
	Total Remaining Performance Obligations	Percent Expected to be Recognized as Revenue
		Less Than One Year	Two to Five Years	Greater Than Five Years
Services and other revenue	$394,068	14%	39%	47%
Hardware revenue	15,818	100%	—%	—%
Total revenue	$409,886

	March 31, 2024
	Total Remaining Performance Obligations	Percent Expected to be Recognized as Revenue
		Less Than One Year	Two to Five Years	Greater Than Five Years
Services and other revenue	$344,555	15%	47%	38%
Hardware revenue	96,013	96%	4%	—%
Total revenue	$440,568

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Contract Balances
Deferred revenue primarily includes cash received in advance of revenue recognition related to energy optimization services and incentives. The following table presents the changes in the deferred revenue balance during the three months ended March 31, 2025 and March 31, 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Beginning balance	$129,155	$142,647
Upfront payments received from customers	11,030	17,373
Upfront or annual incentive payments received	749	497
Revenue recognized related to amounts that were included in beginning balance of deferred revenue	(13,543)	(10,074)
Revenue recognized related to deferred revenue generated during the period	(1,282)	(5,081)
Ending balance	$126,109	$145,362

Parent Company Guarantees
Prior to July 2023, the Company agreed in certain customer contracts to provide a parent company guarantee (“PCG”) that the value of purchased hardware will not decline for a certain period of time. Under such PCGs, if these customers were unable to install or designate the hardware to a specified project within such period of time, the Company would be required to assist the customer in re-marketing the hardware for resale by the customer. If a resale were not to occur, the hardware would be appraised utilizing a third party. Such PCGs provided that, in such cases, if the customer resold the hardware for less than the amount initially sold to the customer or the appraisal value is less than the hardware purchase price, the Company would be required to compensate the customer for any shortfall in fair value for the hardware from the initial contract price. The Company accounted for such contractual terms and guarantees as variable consideration at each measurement date. The Company updated its estimate of variable consideration each quarter with respect to the outstanding guarantees, including changes in estimates related to such guarantees, for facts or circumstances that have changed from the time of the initial estimate. As a result, the Company recorded a net revenue reduction of $33.1 million in hardware revenue during the three months ended March 31, 2024. The overall reduction in revenue was related to deliveries that occurred prior to 2024.
There are no remaining PCGs outstanding, and the Company expects no future impact on its financial results as a result of PCGs.
Impairment and Accounts Receivable Write-Off
For those contracts where the customers invoked PCG protection pursuant to the applicable contract, the Company worked actively to remarket the remaining systems subject to PCG with a wide variety of potential customers. Despite such efforts, such negotiations resulted in limited transactions with mutually agreed upon pricing and terms. As stated above, under contracts containing a PCG provision, in the event that the Company and the customer are unable to remarket and sell the relevant assets, the customer was obligated to engage a third party to appraise the fair market value of the remaining hardware. None such customers obtained such third party hardware appraisal. Given the uncertainty of collection from the original customers of due and unpaid amounts in those cases where the Company believes it has enforceable rights of recovery, the Company believed the likelihood for collection of the accounts receivable outstanding relating to hardware subject to these PCG’s was no longer probable. Accordingly, the Company wrote-off the remaining receivables of $104.1 million during the fiscal year ended December 31, 2024. The Company is pursuing all potential remedies with respect to its enforceable rights under applicable contracts.
4.    FAIR VALUE MEASUREMENTS
Fair value accounting is applied for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. On March 31, 2025 and December 31, 2024, the carrying amount of accounts receivable, other current assets, accounts payable, and accrued and other current liabilities approximated their estimated fair value due to their relatively short maturities.

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table provides the financial instruments measured at fair value (in thousands):

	March 31, 2025
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market fund	$37,500	$—	$—	$37,500
Total financial assets	$37,500	$—	$—	$37,500

	December 31, 2024
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market fund	$37,108	$—	$—	$37,108
Total financial assets	$37,108	$—	$—	$37,108
The Company’s money market funds are classified as Level 1 because they are valued using quoted market prices.
Fair Value of Convertible Promissory Notes
The convertible notes are recorded at face value less unamortized debt issuance costs (see Note 7 — Convertible Notes for additional details) on the unaudited condensed consolidated balance sheets as of March 31, 2025. As of March 31, 2025 and December 31, 2024, the estimated fair value of the 2028 Convertible Notes was $72.0 million and $77.3 million, respectively, based on Level 2 quoted bid prices of the convertible notes in an over-the-counter market on the last trading date of the reporting period. As of March 31, 2025 and December 31, 2024, the estimated fair value of the 2030 Convertible Notes was $57.4 million and $65.4 million, respectively, based on Level 2 quoted bid prices of the convertible notes in an over-the-counter market on the last trading date of the reporting period.

5.    INTANGIBLE ASSETS, NET
Intangible assets, net, consists of the following (in thousands):

	March 31,	December 31,
	2025	2024
Developed technology	$32,618	$32,618
Trade name	11,300	11,300
Customer relationships	106,800	106,800
Internally developed software	86,331	81,314
Intangible assets	237,049	232,032
Less: Accumulated amortization	(95,091)	(88,094)
Add: Currency translation adjustment	(25)	(26)
Total intangible assets, net	$141,933	$143,912
Amortization expense for intangible assets was $7.0 million and $6.6 million for the three months ended March 31, 2025 and 2024, respectively.

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
6.    ENERGY STORAGE SYSTEMS, NET
Energy storage systems, net, consists of the following (in thousands):

	March 31,	December 31,
	2025	2024
Energy storage systems placed into service	$137,616	$137,616
Less: accumulated depreciation	(84,542)	(81,305)
Energy storage systems not yet placed into service	2,483	2,509
Total energy storage systems, net	$55,557	$58,820
Depreciation expense for energy storage systems was approximately $3.2 million and $3.0 million for the three months ended March 31, 2025 and 2024, respectively. Depreciation expense is recognized in cost of services and other revenue.
7.    CONVERTIBLE NOTES
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
Upon adoption of ASU 2020-06, the Company allocated all of the debt discount to long-term debt. The debt discount is amortized to interest expense using the effective interest method, computed to be 0.9%, over the life of the 2028 Convertible Notes or approximately its seven-year term. The outstanding 2028 Convertible Notes balances as of March 31, 2025 and December 31, 2024 are summarized in the following table (in thousands):

	March 31, 2025	December 31, 2024
Long Term Debt
Outstanding principal	$297,024	$297,024
Unamortized 2021 Initial Purchasers’ debt discount and debt issuance cost	(4,873)	(5,200)
Net carrying amount	$292,151	$291,824

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents total interest expense recognized related to the 2028 Convertible Notes during the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash interest expense
Contractual interest expense	$371	$371
Non-cash interest expense
Amortization of debt discount and debt issuance cost	327	324
Total interest expense	$698	$695
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

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The outstanding 2030 Convertible Notes balances as of March 31, 2025 and December 31, 2024 are summarized in the following table (in thousands):

	March 31, 2025	December 31, 2024
Long Term Debt
Outstanding principal	$240,000	$240,000
Unamortized 2023 Initial Purchasers’ debt discount and debt issuance cost	(5,648)	(5,901)
Net carrying amount	$234,352	$234,099
The debt discount and debt issuance costs are amortized to interest expense using the effective interest method, computed to be 4.70%, over the life of the 2030 Convertible Notes or its approximately seven-year term.
The following table presents total interest expense recognized related to the 2030 Convertible Notes during the three months ended March 31, 2025 (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash interest expense
Contractual interest expense	$2,550	$2,550
Non-cash interest expense
Amortization of debt discount and debt issuance cost	253	243
Total interest expense	$2,803	$2,793
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
8.    STOCK-BASED COMPENSATION
Equity Incentive Plans
In May 2024, the Company adopted the 2024 Equity Incentive Plan (the “2024 Plan”). Under the 2024 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), and other awards that are settled in shares of the Company’s common stock.

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Stock Options
The following table summarizes the stock option activity for the period ended March 31, 2025:

	Number of Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Balances as of December 31, 2024	8,552,283	$5.60	3.1	$6
Options granted	66,667	0.84
Options forfeited and cancelled	(4,241,780)	4.95
Balances as of March 31, 2025	4,377,170	$6.14	5.6	$—
Options vested and exercisable — March 31, 2025	3,500,640	$5.86	4.9	$—
As of March 31, 2025, the Company had approximately $2.3 million of remaining unrecognized stock-based compensation expense for stock options, which is expected to be recognized over a weighted average period of 1.0 years.
Restricted Stock Units
The following table summarizes the RSU activity for the period ended March 31, 2025:

	Number of RSUs Outstanding (1)	Weighted-Average Grant Date Fair Value Per Share
Balances as of December 31, 2024	12,284,292	$3.05
RSUs granted	2,885,549	0.67
RSUs vested	(3,555,095)	6.54
RSUs forfeited	(206,517)	3.01
Balances as of March 31, 2025	11,408,229	$1.90

As of March 31, 2025, the Company had approximately $16.4 million of remaining unrecognized stock-based compensation expense for RSUs, which is expected to be recognized over a weighted average period of 1.1 years.
During the three months ended March 31, 2024, the Company issued 3.0 million shares of fully vested RSU awards through the Company’s stock bonus program under the Company’s 2021 Equity Incentive Plan.
Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense recorded in each component of operating expenses in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Sales and marketing	$171	$1,114
Research and development	1,754	1,531
General and administrative	2,392	5,729
Total stock-based compensation expense	$4,317	$8,374
Stock-based compensation expense associated with research and development of $1.4 million and $1.0 million were capitalized as internal-use software during the three months ended March 31, 2025 and 2024, respectively.

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
9.    NET LOSS PER SHARE
Net loss per share is computed by dividing net loss by the basic weighted-average number of shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the diluted weighted-average number of shares outstanding during the period and, accordingly, reflects the potential dilutive effect of all issuable shares of common stock, including as a result of stock options, restricted stock units, warrants and convertible notes. The diluted weighted-average number of shares used in our diluted net loss per share calculation is determined using the treasury stock method for stock options, restricted stock units, and warrants, and the if-converted method for convertible notes. For periods in which we recognize losses, the calculation of diluted loss per share is the same as the calculation of basic loss per share.
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss attributable to common stockholders	$(25,000)	$(72,307)

Denominator:
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	163,889,801	158,180,137

Net loss per share attributable to common stockholders, basic and diluted	$(0.15)	$(0.46)
The following table shows total outstanding potentially dilutive shares excluded from the computation of diluted net loss per share attributable to common stockholders as their effect would have been anti-dilutive, as of March 31, 2025 and 2024:

	March 31, 2025	March 31, 2024
Outstanding 2028 Convertible Notes (if converted)	10,157,181	10,157,181
Outstanding 2030 Convertible Notes (if converted)	33,673,584	33,673,584
Outstanding stock options	4,377,170	9,672,634
Outstanding warrants	2,533	2,533
Outstanding RSUs	11,408,229	8,493,136
Total	59,618,697	61,999,068
10.     INCOME TAXES
The following table reflects the Company’s provision for income taxes and the effective tax rates for the periods presented below (in thousands, except effective tax rate):

	Three Months Ended March 31,
	2025	2024
Loss before provision for income taxes	$(24,942)	$(72,154)
Provision for income taxes	$(58)	$(153)
Effective tax rate	(0.23)%	(0.21)%
For the three months ended March 31, 2025, the Company recognized a provision for income taxes of $0.1 million, representing an effective tax rate of (0.23)%, which was lower than the statutory federal tax rate because the Company maintains a valuation allowance on its U.S. deferred tax assets during the three months ended March 31, 2025. For the three months ended March 31, 2024, the Company recognized a provision for income taxes of $0.2 million, representing an effective tax rate of (0.21)%, which was lower than the statutory federal tax rate because the Company maintains a valuation allowance on its U.S. deferred tax assets.

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
11.    SEGMENT INFORMATION
The Company’s CODM manages the business and evaluates operating performance based on consolidated net loss. The Company’s CODM uses consolidated net loss to monitor budget versus actual results. The Company operates as one operating segment and has one reportable segment that constitutes consolidated results.
The following table sets forth the Company’s segment information for revenue and significant expenses for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenue	$32,512	$25,469
Less (add):
Cost of revenue	21,974	49,660
Compensation expense excluding stock-based compensation	14,282	21,309
Stock-based compensation	4,317	8,374
Depreciation and amortization	4,240	4,344
Other segment expenses, net (1)	12,641	13,936
Provision for income taxes	58	153
Net loss	$(25,000)	$(72,307)
(1) Other segment expenses, net includes interest expense and other income, net.
12.     COMMITMENTS AND CONTINGENCIES
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
Non-cancelable Purchase Obligations
During the three months ended March 31, 2025, there have been no material changes to our non-cancelable purchase obligations.
Non-Income Related Taxes
During 2023, the Company was selected for sales and use tax examination by the state of California and determined that it was not appropriately charging certain customers sales tax and remitting the applicable amounts to the taxing authority for certain revenue arrangements from 2018 through 2022. The Company determined it was probable that it would be subject to sales tax liabilities plus applicable interest in certain states, principally California, and estimated a probable tax liability of $5.6 million. The California sales and use tax examination is ongoing and the Company is awaiting final ruling on its sales tax administration process and clarity on the required settlement amount. The Company accrued this amount and included it in general and administrative expense in the consolidated statement of operations in 2023.
13.     SUBSEQUENT EVENTS
On April 9, 2025, the Company announced a reduction of its global workforce of approximately 27%, as part of the Company’s broader efforts to prioritize investments in software, reduce operating costs, increase efficiency, drive profitable growth and increase stockholder value. The Company estimates that it will incur charges of approximately $6.0 million to $6.5 million, primarily consisting of severance payments, notice period payments in applicable jurisdictions, employee benefits and related costs. The Company expects to incur these expenses primarily in the second quarter of 2025.

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
Forward-looking statements address matters that are, to varying degrees, uncertain, such as statements about our financial and operating performance guidance, outlook, targets and other forecasts or expectations regarding, or dependent on, our business outlook and strategy; our expectations around our new software and services-centric strategy; our ability to secure sufficient and timely inventory from suppliers; our ability to meet contracted customer demand; our ability to manage manufacturing or delivery delays; our ability to manage our supply chains and distribution channels; our joint ventures, partnerships and other alliances; forecasts or expectations regarding energy transition and global climate change; reduction of greenhouse gas (“GHG”) emissions; the integration and optimization of energy resources; our business strategies and those of our customers; our ability to retain or upgrade current customers, further penetrate existing markets or expand into new markets; the effects of natural disasters and other events beyond our control; the direct or indirect effects on our business of macroeconomic factors and geopolitical instability, such as the armed conflicts between Russia and Ukraine and in the Gaza Strip and nearby areas; the expected benefits of the Inflation Reduction Act of 2022 on our business; and our future results of operations, including revenue, adjusted EBITDA, and the other metrics presented herein.
Such forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results or outcomes to differ materially from those expressed or implied by such forward-looking statements, including but not limited to our inability to execute on, and achieve the expected benefits from, our operational and strategic initiatives, including from our cost reduction and restructuring efforts; our inability to successfully execute on our new software and services-centric strategy; uncertainty around the status of the Inflation Reduction Act of 2022 as a result of the change in U.S. Administration; our inability to secure sufficient and timely inventory from our suppliers, as well as contracted quantities of equipment; our inability to meet contracted customer demand; supply chain interruptions, manufacturing or delivery delays and increased supply chain costs, including as a result of trade policies; disruptions in sales, production, service or other business activities; general macroeconomic and business conditions in key regions of the world, including inflationary pressures, general economic slowdown or a recession, high interest rates, changes in monetary policy, changes in trade policies, including tariffs or other trade restrictions or the threat of such actions, and instability in financial institutions; the direct and indirect effects of widespread health emergencies on our workforce, operations, financial results and cash flows; geopolitical instability, such as the armed conflicts between Russia and Ukraine and in the Gaza Strip and nearby areas; the results of operations and financial condition of our customers and suppliers; pricing pressures; severe weather and seasonal factors; our inability to continue to grow and manage our growth effectively; our inability to attract and retain qualified employees and key personnel; our inability to comply with, and the effect on our business of, evolving legal standards and regulations, including those concerning data protection, consumer privacy, sustainability, and evolving labor standards; our inability to regain and maintain compliance with New York Stock Exchange listing standards; risks relating to the development and performance of our energy storage systems and software-enabled services; our inability to retain or upgrade current customers, further penetrate existing markets or expand into new markets; the risk that our business, financial condition and results of operations may be adversely affected by other political, economic, business and competitive factors; and other risks and uncertainties discussed in Part II. Item 1A. “Risk Factors” in this Report, in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and in our other filings with the SEC. If one or more of these or other risks or uncertainties materialize (or the consequences of any such development changes), or should our underlying assumptions prove incorrect, our actual results or outcomes, or the timing of these results or outcomes, may vary materially from those reflected in our forward-looking statements. Forward-looking statements and other statements in this Report regarding our environmental, social, and other sustainability plans and goals are not an indication that these statements are necessarily material to the Company, investors or other stakeholders or required to be disclosed in our filings under U.S. securities laws or any other laws or requirements applicable to the Company. In addition, historical, current, and forward-looking environmental, social, and sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. Forward-looking statements in this Report are made as of the date of such Report, and the Company disclaims any intention or obligation to update publicly or revise such forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.
You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q. This discussion and analysis should also be read together with our audited consolidated financial statements and related notes, as well as the section entitled “Management’s Discussion and Analysis of Financial Condition and Results or Operations” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. You should carefully read the sections entitled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” herein to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.
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
We have incurred net operating losses and negative cash flows from operations each year since our inception. We have financed our operations primarily through cash flows from customers, proceeds from the Merger, and the issuance of convertible senior notes and convertible preferred stock.
Our total revenue increased from $25.5 million for the three months ended March 31, 2024 to $32.5 million for the three months ended March 31, 2025. For the three months ended March 31, 2025 and 2024, we incurred net losses of $25.0 million and $72.3 million, respectively. As of March 31, 2025, we had an accumulated deficit of $1,651.5 million.
On April 9, 2025, we announced a reduction of our global workforce of approximately 27%, as part of the Company’s broader efforts to prioritize investments in software, reduce operating costs, increase efficiency, drive profitable growth and increase stockholder value, as more fully described above under Note 13 — Subsequent Events, of the accompanying Notes to the unaudited condensed consolidated financial statements in this Report. We expect to continue to exercise discipline and moderate expenses associated with sales and marketing, research and development, regulatory and related functions. In addition, we expect to continue to manage and reduce our general and administrative expenses associated with scaling our business operations and being a public company, including compliance with the rules and regulations of the SEC, legal, audit, additional insurance expenses, investor relations activities, and other administrative and professional services.
Key Factors, Trends and Uncertainties Affecting our Business
We believe that our performance and future success depend on several factors, some of which present significant opportunities for us, and some of which pose risks and challenges, including but not limited to:
Our New Strategy
In 2024, we announced a new business strategy that reflects a renewed focus on developing and marketing our AI-enabled software and services offerings. This transition entails significant operational changes, including reduction of what has historically been the source of most of our revenue (battery resales), adjustments to the way we develop and market our products and services, and realignment of our business processes. These changes are expected to result in reduced revenue, increased restructuring-related costs and short-term disruptions in our operations, which may negatively affect our ability to effectively scale our software and services offerings and achieve our financial and operational targets. Failure to successfully and timely implement our new strategy may have a material adverse effect on our business, financial condition, and results of operations. See “We may not be able to successfully implement our recently announced new strategy.” in Part I. Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Cash Reserves
In addition, the execution of our new business strategy is expected to require investment in our human capital and infrastructure. As of March 31, 2025, we had cash and cash equivalents of $58.6 million (as compared to $56.3 million as of December 31, 2024), while our operating expenses for the three months ended March 31, 2025 was $31.7 million. Our cash reserves may constrain our ability to make the investments required to execute our new strategy or may otherwise not be sufficient to fund operations. If our cash flow from operations does not improve as quickly as expected, or if we are unable to secure additional sources of capital if or when the need arises, it may have a material adverse effect on our business, financial condition, and results of operations.
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
NYSE Notice
On August 28, 2024, we received formal notice from the New York Stock Exchange (the “NYSE”) that we were not in compliance with Section 802.01C of the NYSE Listed Company Manual because the average closing price of our shares of common stock had fallen below $1.00 per share over a period of 30 consecutive trading days. We subsequently notified the NYSE of our intent to regain compliance with the requirements of Section 802.01C. We are able to regain compliance at any time within the six-month period following receipt of the notice if, on the last trading day of any calendar month during this cure period (or the last trading day of this cure period), we have a closing share price of at least $1.00 and an average closing share price of at least $1.00 over the prior 30 trading-day period. If we do not regain compliance with Section 802.01C within such cure period, the NYSE may commence delisting proceedings. The NYSE rules also provide for an exception to the six-month cure period if the action required to regain compliance with Section 802.01C requires stockholder approval, in which case, the action needs to be approved by stockholders by no later than our next annual meeting of stockholders and promptly implemented. We would be able to regain compliance if our share price promptly exceeds $1.00 per share after receiving stockholder approval, and the price remains above that level for at least the following 30 trading days. On February 13, 2025, we notified the NYSE that we intend to regain compliance with Section 802.01C through a reverse stock split, for which we will seek stockholder approval at our 2025 annual meeting of stockholders to be held on June 4, 2025.
The notice does not affect our ongoing business operations or our SEC reporting requirements.
For more information, see “We may fail to qualify for continued listing on the NYSE, which could make it more difficult for our stockholders to sell their shares.” in Part I. Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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
In January 2025, the new U.S. administration issued an executive order and a memorandum aimed at pausing the disbursement of grants and other government funds, including funds under the IRA and the Infrastructure Investment and Jobs

Act (“IIJA”), thereby creating uncertainty regarding the ability to secure government awards and grants. This potential loss of financial support could adversely affect our business and the overall financial performance of the Company.
Furthermore, potential federal decisions to modify the IRA, IIJA or their associated regulations or guidance could adversely affect the availability of incentives.
Parent Company Guarantees
Prior to July 2023, we agreed in certain customer contracts, to PCG that the value of purchased hardware will not decline for a certain period of time, as more fully described above under Note 3 — Revenue, of the accompanying Notes to the unaudited condensed consolidated financial statements in this Report. We accounted for such contractual terms and guarantees as variable consideration at each measurement date. We updated our estimates of variable consideration each quarter with respect to outstanding guarantees, including changes in estimates related to such guarantees, for facts or circumstances that had changed from the time of the initial estimate. As a result, the Company recorded a net revenue reduction of $33.1 million in hardware revenue during the three months ended March 31, 2024. The overall reduction in revenue was related to deliveries that occurred prior to 2024.
There are no remaining PCGs outstanding, and the Company expects no future impact on its financial results as a result of PCGs.
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
Impairment and Accounts Receivable Write-Off
For those contracts where the customers invoked PCG protection pursuant to the applicable contract, we worked actively to remarket the remaining systems subject to PCG with a wide variety of potential customers, as more fully described above under Note 3 — Revenue, in the accompanying notes to the unaudited condensed consolidated financial statements in this Report. Given the uncertainty of collection from the original customers of due and unpaid amounts in those cases where we believe we have enforceable rights of recovery, we believed the likelihood for collection of the accounts receivable outstanding relating to hardware subject to these PCG’s was no longer probable. Accordingly, we wrote-off the remaining receivables of $104.1 million during the fiscal year ended December 31, 2024. We are pursuing all potential remedies with respect to its enforceable rights under applicable contracts.
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
DevCo Joint Ventures
We, through an indirect wholly-owned development subsidiary, have entered into strategic joint ventures with qualified third parties to develop select energy storage generation projects (“DevCo Projects”), as more fully described above under Note 1 — Business, of the Notes to the unaudited condensed consolidated financial statements in this report. These projects sometimes require significant upfront investment by us and can involve a high degree of risk. If a DevCo Project fails to reach completion or is significantly delayed, we could lose all or a portion of our development capital investment. See “We Face Risks Related to our DevCo Business Model” in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 for additional information about certain risks related to these DevCo Projects.

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
Non-GAAP Gross Profit and Margin
We define non-GAAP gross profit as gross profit excluding amortization of capitalized software, impairments related to decommissioning of end-of-life systems, excess supplier costs and resulting liquidated damages, and reduction in revenue. We define non-GAAP gross margin as non-GAAP gross profit as a percentage of revenue.
In the three months ended March 31, 2024, we incurred costs of $1.0 million above initially agreed prices on the acquisition of certain hardware systems from one of our suppliers, which resulted from production delays by such supplier. Because we had not previously incurred costs above initially agreed prices with a hardware supplier, we excluded this item from adjusted EBITDA and non-GAAP gross profit to better facilitate comparisons of our underlying operating performance across periods.
The following table provides a reconciliation of GAAP gross profit (loss) and margin to non-GAAP gross profit and margin (in millions, except for percentages):

	Three Months Ended March 31,
	2025	2024
Revenue	$32.5	$25.5
Cost of revenue	(22.0)	(49.7)
GAAP gross profit (loss)	10.5	(24.2)
GAAP gross margin (%)	32%	(95)%

Non-GAAP Gross Profit
GAAP Revenue	$32.5	$25.5
Add: Revenue reduction, net (1)	—	33.1
Subtotal	32.5	58.6
Less: Cost of revenue	(22.0)	(49.7)
Add: Amortization of capitalized software & developed technology	4.3	3.9
Add: Excess supplier costs (2)	—	1.0
Non-GAAP gross profit	$14.8	$13.8
Non-GAAP gross margin (%)	46%	24%
(1) Refer to the discussion of reduction in revenue in “— Parent Company Guarantees” above.
(2) Refer to the discussion of excess supplier costs in “— Non-GAAP Gross Profit and Margin” above.

Adjusted EBITDA
As discussed above, we believe that adjusted EBITDA is useful for investors to use in comparing our financial performance with the performance of other companies. Nonetheless, the expenses and other items that we exclude in our calculation of adjusted EBITDA may differ from the expenses and other items, if any, that other companies may exclude when calculating adjusted EBITDA.
We calculate adjusted EBITDA as net loss attributable to us before depreciation and amortization, including amortization of internally developed software, interest expense, further adjusted to exclude stock-based compensation and other income and expense items, including reduction in revenue, excess supplier costs and resulting liquidated damages, and income tax provision or benefit.
The following table provides a reconciliation of adjusted EBITDA to net loss (in thousands):

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net loss	$(25,000)	$(72,307)
Adjusted to exclude the following:
Depreciation and amortization (1)	11,695	11,154
Interest expense	4,290	4,707
Stock-based compensation	4,317	8,374
Revenue reduction, net (2)	—	33,128
Excess supplier costs and resulting liquidated damages (3)	—	1,012
Provision for income taxes	58	153
Other expenses (4)	13	1,540
Adjusted EBITDA	$(4,627)	$(12,239)
(1) Depreciation and amortization includes depreciation and amortization expense, impairment loss of energy storage systems, impairment loss of project assets, and impairment loss of right-of-use assets.
(2) Refer to the discussion of reduction in revenue in “— Parent Company Guarantees” above.
(3) Refer to the discussion of excess supplier costs in “— Non-GAAP Gross Profit and Margin” above.
(4) Adjusted EBITDA for the three months ended March 31, 2024 reflects other expenses of $1.5 million, comprised of $1.1 million for expenses related to restructuring costs to pursue greater efficiency and to realign our business and strategic priorities, and $0.4 million of other non-recurring expenses.

Financial Results and Key Metrics
The following table presents our financial results and our key metrics (in millions, except for percentages and unless otherwise noted):

	Three Months Ended March 31,
	2025	2024
Key Financial Metrics
Revenue	$32.5	$25.5
GAAP gross profit (loss)	$10.5	$(24.2)
GAAP gross margin (%)	32%	(95)%
Non-GAAP gross profit	$14.8	$13.8
Non-GAAP gross margin (%)	46%	24%
Net loss	$(25.0)	$(72.3)
Adjusted EBITDA	$(4.6)	$(12.2)

Key Operating Metrics
Bookings (1)	$34.5	$23.8
Contracted backlog* (2)	$25.3	$1,639.6
Storage operating AUM (in GWh)* (3)	1.6	0.8
Solar operating AUM (in GW)* (4)	32.4	26.9
CARR* (5)	$69.0	$89.3
ARR* (6)	$56.9	$45.1

* at period end
(1) Redefined versus prior periods. Beginning with this Report, the Company is redefining “Bookings” as the total value of executed purchase orders. Previously this metric included all relevant executed contracts, regardless of whether or not a related purchase order had been executed. The definition of Bookings is discussed in more detail below under the heading “Bookings.”

(2) Redefined versus prior periods. Beginning with this Report, the Company is redefining “Contracted Backlog” as the total value of hardware and non-recurring services bookings with executed purchase orders in dollars, as of a specific date. Previously, this metric included the total contract value of hardware, software and services contracts recognized ratably over the contract period, regardless of whether or not a related purchase order had been executed.

(3) New metric, introduced in this Report. Represents total GWh of energy storage systems in operation. Contracted storage AUM from prior periods has been replaced with this metric.
(4) Total GW of solar systems in operation.
(5) Contracted Annual Recurring Revenue (“CARR”): Redefined versus prior periods. Beginning with this Report, the Company is redefining CARR as the annualized value from Stem customer subscription contracts with executed purchase orders signed in the period for systems that are not yet operating and all operating Stem customer subscription contracts, including solar software, storage software & recurring managed services, and some recurring professional services contracts. Previously, this metric included the annualized value from all executed Stem customer subscription contracts, regardless of whether or not a related purchase order had been executed.

(6) Annual Recurring Revenue (“ARR”): New metric, introduced in this Report. Annualized value from operating customer subscription contracts, including solar software, storage software & recurring managed services, and some recurring professional services contracts.

Bookings
Due to the long-term nature of our contracts, bookings are a key metric that allows us to understand and evaluate the growth of our Company and our estimated future revenue related to customer contracts for our energy optimization services, sales of energy storage systems, asset monitoring software, edge devices, and project and professional service engagements. Bookings represent the total value of executed customer purchase orders. Customer purchase orders are typically executed three to six months ahead of hardware installation. The booking amount includes (1) hardware revenue, which is typically recognized at delivery of the energy storage system and/or edge device to the customer, and (2) services revenue, which represents the total nominal software and services contract value which will be recognized ratably over the contract period.

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
The accounting policy and timing of revenue recognition for host customer contracts and partnership arrangements that qualify as contracts with customers under FASB ASU 2014-09 Topic 606, Revenue from Contracts with Customers (“ASC 606”), are described within Note 2 — Summary of Significant Accounting Policies, in the accompanying notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Components of Our Results of Operations
Revenue
We generate services and other revenue and hardware revenue. Services and other revenue is generated through (i) energy optimization software (ii) asset management software, and (iii) the sale of project assets and advisory services. Software fees charged to customers generally consist of recurring fixed monthly payments throughout the term of the contract and in some arrangements, an installation and/or upfront fee component. We may also receive incentives from utility companies in relation to the sale of our services.
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

Research and Development
Research and development expense consists primarily of payroll and other related personnel costs for engineers and third parties engaged in the design and development of products, third-party software and technologies, including salaries, bonuses and stock-based compensation expense, project material costs, services and depreciation. Our research and development expenses support our investments in optimization, accuracy and reliability of our platform and other technology improvements to support and drive efficiency in our operations. These expenses may vary from period to period as a percentage of revenue, depending primarily upon when we choose to make more significant investments.
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
Other Expense, Net
Interest Expense
Interest expense consists primarily of interest on our outstanding borrowings under our convertible senior notes, and financing obligations and accretion on our asset retirement obligations.
Other Income, Net
Other income, net consists primarily of income from equity investments and foreign exchange gains or losses.

Results of Operations for the Three Months Ended March 31, 2025 and 2024

	Three Months Ended March 31,		$ Change	% Change
	2025	2024
	(in thousands, except percentages)
Revenue
Services and other revenue	$17,721	$14,840	$2,881	19%
Hardware revenue	14,791	10,629	4,162	39%
Total revenue	32,512	25,469	7,043	28%
Cost of revenue
Cost of services and other revenue	11,413	9,984	1,429	14%
Cost of hardware revenue	10,561	39,676	(29,115)	(73)%
Total cost of revenue	21,974	49,660	(27,686)	(56)%
Gross profit (loss)	10,538	(24,191)	34,729	(144)%
Operating expenses:
Sales and marketing	6,792	11,126	(4,334)	(39)%
Research and development	11,328	14,136	(2,808)	(20)%
General and administrative	13,566	18,560	(4,994)	(27)%
Total operating expenses	31,686	43,822	(12,136)	(28)%
Loss from operations	(21,148)	(68,013)	46,865	(69)%
Other expense, net:
Interest expense	(4,290)	(4,707)	417	(9)%
Other income, net	496	566	(70)	(12)%
Total other expense, net	(3,794)	(4,141)	347	(8)%
Loss before provision for income taxes	(24,942)	(72,154)	47,212	(65)%
Provision for income taxes	(58)	(153)	95	(62)%
Net loss	$(25,000)	$(72,307)	$47,307	(65)%
*Percentage is not meaningful
Revenue
Revenue increased by $7.0 million, or 28%, for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The increase was primarily driven by a $4.2 million increase in hardware revenue primarily due to an increase in solar and storage hardware revenue from new and existing customers. Services and other revenue also increased by $2.9 million primarily due to an increase in solar subscription services revenue from existing and new customers.
Cost of Revenue
Cost of revenue decreased by $27.7 million, or 56%, for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The decrease was primarily driven by a decrease in cost of hardware revenue of $29.1 million due to a change in the mix of hardware and service offerings. This decrease was partially offset by an increase in cost of services and other revenue of $1.4 million primarily due to providing services at higher costs.
Operating Expenses
Sales and Marketing
Sales and marketing expense decreased by $4.3 million, or 39%, for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The decrease was driven by a decrease of $1.0 million in professional services, resulting from reductions in advisory services and office-related expenses as a result of marketing related subscription cancellations, and a decrease of $3.3 million in personnel related expenses due to a decrease in headcount.

Research and Development
Research and development expense decreased by $2.8 million, or 20%, for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The decrease was primarily due to a decrease of $2.9 million in personnel related expenses as a result of lower headcount, partially offset by an increase of $0.1 million in professional services and other expenses.
General and Administrative
General and administrative expense decreased by $5.0 million, or 27%, for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The decrease was primarily driven by a decrease of $4.8 million in personnel related expenses driven by lower stock-based compensation expense, a decrease of $0.4 million in professional services and other expenses, and an increase of $0.2 million in office-related expenses.
Other (Expense) Income, Net
Interest Expense, Net
Interest expense, net decreased by $0.4 million, or 9%, for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The decrease was primarily driven by a decrease of $0.5 million in interest on financing obligations, partially offset by the accretion of the discount on short-term investments of $0.1 million.
Other Income, Net
Other income, net decreased by $0.1 million, or 12%, for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024 primarily due to a $0.3 million decrease in interest income from short-term investments, partially offset by a $0.2 million increase due to the prior period reversal of a previously recognized accretion expense on assets.
Provision for Income Taxes
During the three months ended March 31, 2025, we recorded a provision for income taxes of $0.1 million primarily as a result of foreign income tax expense. During the three months ended March 31, 2024, we recorded a $0.2 million provision for income taxes primarily as a result of state income tax expense.
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
As of March 31, 2025, our principal sources of liquidity were cash and cash equivalents of $58.6 million, which were held for working capital purposes and for investment growth opportunities. As of March 31, 2025, we had net accounts receivable of $34.7 million and our working capital (deficit), which we define as current assets less current liabilities, was a deficit of $9.6 million. We believe that our cash position is sufficient to meet our capital and liquidity requirements for at least the next 12 months.
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
Financing Obligations
We have entered into arrangements wherein we finance the cost of energy storage systems via special purpose entities (“SPEs”) we establish with outside investors. These SPEs are not consolidated into our financial statements, but are accounted for as equity method investments. The investors provide us upfront payments through the SPEs. Under these arrangements, the payment by the SPEs to us is accounted for as a borrowing by recording the proceeds received as a financing obligation. The financing obligation is repaid with the future customer payments and incentives received. A portion of the amounts paid to the SPE is allocated to interest expense using the effective interest rate method. Furthermore, we continue to account for the revenues from customer arrangements and incentives and all associated costs despite such systems being legally sold to the SPEs due to our significant continuing involvement in the operations of the energy storage systems. The total financing obligation as of March 31, 2025 was $54.6 million, of which $17.4 million was classified as a current liability.
2028 Green Convertible Senior Notes
On November 22, 2021, we sold to Morgan Stanley & Co. LLC, Goldman Sachs & Co. LLC and Barclays Capital Inc, as initial purchasers (the “2021 Initial Purchasers”), and the 2021 Initial Purchasers purchased from us, $460.0 million aggregate principal amount of our 0.50% Green Convertible Notes due 2028 (the “2028 Convertible Notes, pursuant to a purchase agreement dated as of November 17, 2021, by and between us and the 2021 Initial Purchasers. Our net proceeds from this offering were approximately $445.7 million, after deducting the 2021 Initial Purchasers’ discounts and commissions and the estimated offering expenses payable by us. The 2028 Convertible Notes will accrue interest payable semi-annually in arrears and will mature on December 1, 2028, unless earlier repurchased, redeemed or converted in accordance with their terms prior to such date. Upon conversion, we may choose to pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock. The 2028 Convertible Notes are redeemable for cash at our option at any time given certain conditions. Refer to Note 7 — Convertible Notes, of the Notes to the unaudited condensed consolidated financial statements in this Report for additional details regarding this transaction.
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
On April 3, 2023, we used approximately $99.8 million of the net proceeds from the issuance of the 4.25% Green Convertible Senior Notes due 2030 (“2030 Convertible Notes”) to purchase and surrender for cancellation approximately $163.0 million in aggregate principal amount of our 2028 Convertible Notes. See Note 7 — Convertible Notes, of the Notes to the unaudited condensed consolidated financial statements in this Report for additional details regarding this transaction.
2030 Convertible Notes
On April 3, 2023, we issued $240.0 million aggregate principal amount of our 2030 Convertible Notes in a private placement offering to qualified institutional buyers (the “2023 Initial Purchasers”) pursuant to Rule 144A under the Securities Act of 1933, as amended. The 2030 Convertible Notes are senior, unsecured obligations of the Company and bear interest at a rate of 4.25% per year, payable in cash semi-annually in arrears in April and October of each year, beginning in October 1, 2023. The 2030 Convertible Notes will mature on April 1, 2030, unless earlier repurchased, redeemed or converted in accordance with their terms prior to such date. Upon conversion, we may choose to pay or deliver cash, shares of common stock or a combination of cash and shares of common stock. The 2030 Convertible Notes are redeemable for cash at our option at any time given certain conditions. See Note 7 — Convertible Notes, of the Notes to the unaudited condensed consolidated financial statements in this Report, for additional details regarding this transaction.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash provided by (used in) operating activities	$8,536	$(621)
Net cash (used in) provided by investing activities	(3,590)	4,675
Net cash (used in) provided by financing activities	(2,819)	3,142
Effect of exchange rate changes on cash, cash equivalents and restricted cash	158	233
Net increase in cash, cash equivalents and restricted cash	$2,285	$7,429
Operating Activities
During the three months ended March 31, 2025, net cash provided by operating activities was $8.5 million, primarily due to our net loss of $25.0 million, adjusted for non-cash items of $17.2 million and net cash inflow of $16.4 million from changes in operating assets and liabilities. Non-cash items primarily consisted of depreciation and amortization of $11.0 million, non-cash interest expense of $0.3 million related to debt issuance costs, stock-based compensation expense of $4.3 million, non-cash lease expense of $0.7 million, and provision for accounts receivable allowance of $0.1 million. The net cash inflow from changes in operating assets and liabilities was primarily driven by a decrease in accounts receivable of $24.4 million, a decrease in inventory of $2.1 million, a decrease in other assets of $2.0 million, an increase in accrued expenses and other liabilities of $3.9 million, partially offset by an increase in contract origination costs of $0.3 million, an increase in project assets of $1.5 million, a decrease in accounts payable of $10.5 million, a decrease in deferred revenue of $3.0 million, and a decrease in lease liabilities of $0.5 million.
During the three months ended March 31, 2024, net cash used in operating activities was $0.6 million, primarily due to our net loss of $72.3 million, adjusted for non-cash charges of $19.7 million and net cash inflow of $52.0 million from changes in operating assets and liabilities. Non-cash items primarily consisted of depreciation and amortization of $10.8 million, non-cash interest expense of $0.4 million, stock-based compensation expense of $8.4 million, non-cash lease expense of $0.8 million, and other non-cash items of $0.3 million, partially offset by provision for accounts receivable allowance of $1.0 million. The net cash inflow from changes in operating assets and liabilities was primarily driven by a decrease in accounts receivable of $63.9 million partially from a $33.1 million variable consideration adjustment, a decrease in inventory of $2.2 million, an increase in accrued expenses and other liabilities of $1.7 million, and an increase in deferred revenue of $2.7 million, partially offset by an increase in other assets of $0.7 million, an increase in contract origination costs of $0.4 million, an increase in project assets of $0.4 million, a decrease in accounts payable of $16.3 million, and a decrease in lease liabilities of $0.8 million.
Investing Activities
During the three months ended March 31, 2025, net cash used in investing activities was $3.6 million, and consisted of $3.6 million in capital expenditures related to internally-developed software.
During the three months ended March 31, 2024, net cash provided by investing activities was $4.7 million, and primarily consisted of $8.3 million in proceeds from maturities of available-for-sale investments, partially offset by $0.1 million in purchases of energy systems, $3.5 million in capital expenditures related to internally-developed software, and $0.1 million in purchases of property and equipment.

Financing Activities
During the three months ended March 31, 2025, net cash used in financing activities was $2.8 million, and primarily consisted of the repayment of financing obligations of $2.8 million.
During the three months ended March 31, 2024, net cash provided by financing activities was $3.1 million, and primarily consisted of proceeds from equity transactions to be remitted to tax authorities of $5.2 million, partially offset by the repayment of financing obligations of $2.1 million.
Contractual Obligations and Commitments
As of March 31, 2025, except as discussed in Note 12 — Commitments and Contingencies, there have been no material changes to our contractual obligations.
Off-Balance Sheet Arrangements
We are not a party to any off-balance sheet arrangements, including guarantee contracts, retained or contingent interests, or unconsolidated VIEs that either have, or would reasonably be expected to have, a current or future material adverse effect on our unaudited condensed consolidated financial statements.
Critical Accounting Policies and Estimates
A summary of our critical accounting policies and estimates is presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and there have been no material changes to our critical accounting estimates during the three months ended March 31, 2025.
Recent Accounting Pronouncements
As of March 31, 2025, there have been no material changes to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are a smaller reporting company, as defined by Rule 12b-2 under the Securities and Exchange Act of 1934, as amended, and in Item 10(f)(1) of Regulation S-K, and are not required to provide the information under this item.

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
Based on management’s evaluation (under the supervision and with the participation of our CEO and our CFO) of the effectiveness of the design and operation of our Disclosure Controls as of March 31, 2025, our CEO and CFO have concluded that our Disclosure Controls were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the first quarter of 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Part 1, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(c) Trading Plans. The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted or terminated by our Section 16 officers and directors during the three months ended March 31, 2025, and intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (“Rule 10b5-1 Trading Plans”). No Section 16 officer or director adopted or terminated any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K promulgated under the Exchange Act) during the three months ended March 31, 2025.

Name and Title	Date of Adoption or Termination of Rule 10b5-1 Trading Plan	Duration of Rule 10b5-1 Trading Plan	Aggregate Number of Securities to be Purchased or Sold
Matthew Tappin, President, Software	Adopted 03/18/2025	3/18/2025 through 3/31/2026	Sell up to 20,017 shares of common stock, subject to certain conditions

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation, dated April 28, 2021 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 4, 2021).
3.2	Amended and Restated Bylaws, dated October 27, 2022 (incorporated by reference to Exhibit 3 to the Current Report on Form 8-K filed on October 31, 2022).
10.1*†	Amendment to Executive Chair and Interim CEO Employment Agreement dated September 16, 2024 by and between the Company and David Buzby.
10.2*†	Separation and Release of Claims Agreement dated January 30, 2025 by and between the Company and William Bush.
10.3*†	Separation and Release of Claims Agreement dated March 24, 2025 by and between the Company and John Carrington.
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*Filed herewith
**Furnished herewith
† Management or compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on April 29, 2025.

STEM, INC.

By:	/s/ Spencer Doran Hole
Spencer Doran Hole
Chief Financial Officer
(Principal Financial Officer)