Form 10-Q
period 2025-06-30
STEM, INC.
filed 2025-08-08
CIK 1758766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————————————
FORM 10-Q
—————————————————

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

STEM, INC.
(Exact name of registrant as specified in its charter)

Delaware	001-39455	85-1972187
(State or Other Jurisdiction of Incorporation or Organization)	(Commission File Number)	(IRS Employer Identification No.)
1400 Post Oak Boulevard., Suite 560, Houston, Texas 77056
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Outstanding as of July 31, 2025
Common Stock, $0.0001 par value per share	8,359,047

STEM, INC.
Quarterly Report on Form 10-Q
For the Period Ended June 30, 2025

Part I - Financial Information
ITEM 1. FINANCIAL STATEMENTS
STEM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024

ASSETS
Current assets:
Cash and cash equivalents	$40,790	$56,299
Accounts receivable, net of allowances of $6,113 and $9,499 as of June 30, 2025 and December 31, 2024, respectively	42,843	59,316
Inventory	4,599	10,920
Other current assets	10,993	10,082
Total current assets	99,225	136,617
Energy storage systems, net	50,962	58,820
Contract origination costs, net	8,805	9,681
Intangible assets, net	135,158	143,912
Operating lease right-of-use assets	11,258	12,574
Other noncurrent assets	73,808	75,755
Total assets	$379,216	$437,359
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$11,430	$30,147
Accrued liabilities	30,422	25,770
Accrued payroll	6,257	6,678
Financing obligation, current portion	14,983	16,521
Deferred revenue, current portion	42,089	43,255
Other current liabilities	6,877	6,429
Total current liabilities	112,058	128,800
Deferred revenue, noncurrent	84,273	85,900
Asset retirement obligation	4,256	4,203
Convertible notes, noncurrent	183,186	525,922
Senior secured notes, noncurrent	126,709	—
Financing obligation, noncurrent	33,369	41,627
Warrant liabilities	1,899	—
Lease liabilities, noncurrent	11,644	13,336
Other liabilities	35,301	35,404
Total liabilities	592,695	835,192
Commitments and contingencies (Note 13)
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized as of June 30, 2025 and December 31, 2024; zero shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 250,000,000 and 500,000,000 shares authorized as of June 30, 2025 and December 31, 2024, respectively; 8,358,552 and 8,139,884 issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	1	16
Additional paid-in capital	1,234,571	1,228,042
Accumulated other comprehensive income	348	76
Accumulated deficit	(1,448,977)	(1,626,508)
Total Stem’s stockholders’ deficit	(214,057)	(398,374)
Non-controlling interests	578	541
Total stockholders’ deficit	(213,479)	(397,833)
Total liabilities and stockholders’ deficit	$379,216	$437,359
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STEM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue
Solar software	$9,521	$7,905	$18,375	$15,697
Edge hardware	12,086	11,134	22,349	19,182
Project and professional services	2,330	1,323	4,146	2,683
Storage software & managed services	9,003	5,875	16,054	11,563
Battery hardware resale	5,434	7,762	9,962	10,343
Total revenue	38,374	33,999	70,886	59,468
Cost of Revenue
Cost of services and other	14,262	10,955	25,675	20,939
Cost of hardware	11,312	13,669	21,873	53,345
Total cost of revenue	25,574	24,624	47,548	74,284
Gross profit (loss)	12,800	9,375	23,338	(14,816)
Operating expenses:
Sales and marketing	7,250	10,944	14,042	22,070
Research and development	9,993	15,281	21,321	29,417
General and administrative	8,900	15,846	22,466	34,406
Impairment of goodwill	—	547,152	—	547,152
Total operating expenses	26,143	589,223	57,829	633,045
Loss from operations	(13,343)	(579,848)	(34,491)	(647,861)
Other income (expense), net:
Interest expense	(4,072)	(4,631)	(8,362)	(9,338)
Gain on extinguishment of debt	220,047	—	220,047	—
Change in fair value of derivative liability	—	1,477	—	1,477
Other income, net	374	794	870	1,360
Total other income (expense), net	216,349	(2,360)	212,555	(6,501)
Income (loss) before provision for income taxes	203,006	(582,208)	178,064	(654,362)
Provision for income taxes	(475)	(62)	(533)	(215)
Net income (loss)	$202,531	$(582,270)	$177,531	$(654,577)

Net income (loss) per share attributable to common stockholders, basic	$24.31	$(71.81)	$21.48	$(81.74)
Net loss per share attributable to common stockholders, diluted	$(1.79)	$(71.81)	$(4.54)	$(81.74)

Numerator used to compute net income (loss) per share:
Net income (loss) attributable to Stem common stockholders, basic	$202,531	$(582,270)	$177,531	$(654,577)
Net loss attributable to Stem common stockholders, diluted (Note 10)	$(15,160)	$(582,270)	$(38,205)	$(654,577)

Weighted-average shares used in computing net income (loss) per share to common stockholders, basic	8,330,679	8,107,947	8,263,378	8,008,477
Weighted-average shares used in computing net loss per share to common stockholders, diluted	8,481,799	8,107,947	8,414,498	8,008,477
The accompanying notes are an integral part of these condensed consolidated financial statements.

STEM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$202,531	$(582,270)	$177,531	$(654,577)
Other comprehensive income (loss):
Unrealized gain on available-for-sale securities	—	—	—	3
Foreign currency translation adjustment	82	(60)	272	133
Total other comprehensive income (loss)	$202,613	$(582,330)	$177,803	$(654,441)
The accompanying notes are an integral part of these condensed consolidated financial statements.

STEM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(UNAUDITED)
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non-controlling Interests	Total Stockholders’ Deficit
	Shares	Amount
Balance as of January 1, 2025	8,139,884	$16	$1,228,042	$76	$(1,626,508)	$541	$(397,833)
Issuance of common stock upon release of restricted stock units	177,708	1	—	—	—	—	1
Stock-based compensation	—	—	5,718	—	—	—	5,718
Foreign currency translation adjustments	—	—	—	190	—	—	190
Net loss	—	—	—	—	(25,000)	—	(25,000)
Balance as of March 31, 2025	8,317,592	17	1,233,760	266	(1,651,508)	541	(416,924)
Issuance of common stock upon release of restricted stock units	41,050	—	—	—	—	—	—
Stock-based compensation	—	—	795	—	—	—	795
Foreign currency translation adjustments	—	—	—	82	—	—	82
Adjustment due to reverse stock split (Note 2)	(90)	(16)	16	—	—	—	—
Contributions from non-controlling interests	—	—	—	—	—	37	37
Net income	—	—	—	—	202,531	—	202,531
Balance as of June 30, 2025	8,358,552	$1	$1,234,571	$348	$(1,448,977)	$578	$(213,479)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Non-controlling Interests	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of January 1, 2024	7,796,644	$16	$1,198,716	$(42)	$(772,494)	$485	$426,681
Issuance of common stock upon release of restricted stock units	131,623	—	—	—	—	—	—
Issuance of fully vested restricted stock units for employee bonuses (Note 9)	148,072	—	8,114	—	—	—	8,114
Stock-based compensation	—	—	9,367	—	—	—	9,367
Unrealized gain on available-for-sale securities	—	—	—	3	—	—	3
Foreign currency translation adjustments	—	—	—	193	—	—	193
Net loss	—	—	—	—	(72,307)	—	(72,307)
Balance as of March 31, 2024	8,076,339	16	1,216,197	154	(844,801)	485	372,051
Issuance of common stock upon release of restricted stock units	53,037	—	—	—	—	—	—
Stock-based compensation	—	—	7,542	—	—	—	7,542
Foreign currency translation adjustments	—	—	—	(60)	—	—	(60)
Net loss	—	—	—	—	(582,270)	—	(582,270)
Balance as of June 30, 2024	8,129,376	$16	$1,223,739	$94	$(1,427,071)	$485	$(202,737)
The accompanying notes are an integral part of these condensed consolidated financial statements.

STEM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2025	2024
OPERATING ACTIVITIES
Net income (loss)	$177,531	$(654,577)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	22,242	22,217
Non-cash interest expense, including interest expenses associated with debt issuance costs	210	984
Stock-based compensation	5,712	15,184
Change in fair value of derivative liability	—	(1,477)
Non-cash lease expense	1,362	1,533
Accretion of asset retirement obligations	119	118
Impairment loss of energy storage systems	1,413	102
Impairment loss of project assets	966	390
Impairment loss of right-of-use assets	—	2,096
Impairment of goodwill	—	547,152
Net accretion of discount on investments	—	(29)
Provision for (recovery of) credit losses on accounts receivable	1,547	(1,462)
Gain on extinguishment of debt	(220,047)	—
Other	53	(138)
Changes in operating assets and liabilities:
Accounts receivable	14,772	97,815
Inventory	6,321	(6,548)
Other assets	1,715	1,149
Contract origination costs, net	(573)	(683)
Project assets	(2,202)	(10,796)
Accounts payable	(18,727)	(14,923)
Accrued expenses and other liabilities	(1,174)	(13,339)
Deferred revenue	(2,793)	4,270
Lease liabilities	(1,189)	(1,545)
Net cash used in operating activities	(12,742)	(12,507)
INVESTING ACTIVITIES
Proceeds from maturities of available-for-sale investments	—	8,250
Capital expenditures on internally-developed software	(4,626)	(6,608)
Purchase of property and equipment	(48)	(177)
Net cash (used in) provided by investing activities	(4,674)	1,465
FINANCING ACTIVITIES
Repayment of financing obligations	(8,355)	(4,185)
Proceeds from issuance of senior secured notes	10,000	—
Investment from (redemption of) non-controlling interests, net	37	—
Net cash provided by (used in) financing activities	1,682	(4,185)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	225	187
Net decrease in cash, cash equivalents and restricted cash	(15,509)	(15,040)
Cash, cash equivalents and restricted cash, beginning of year	58,085	106,475
Cash, cash equivalents and restricted cash, end of period	$42,576	$91,435

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$9,440	$8,408

RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH WITHIN THE UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS TO THE AMOUNTS SHOWN IN THE STATEMENTS OF CASH FLOWS ABOVE:
Cash and cash equivalents	$40,790	$89,649
Restricted cash included in other noncurrent assets	1,786	1,786
Total cash, cash equivalents, and restricted cash	$42,576	$91,435
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
We help asset owners, operators and stakeholders benefit from the full value of their energy portfolio by enabling the intelligent development, deployment and operation of clean energy assets. We believe that ur integrated software suite, PowerTrackTM, is the industry-standard and best-in-class for asset monitoring, supported by professional and managed services, under one roof. With global projects managed in more than 55 countries, more than 16,000 customers rely on Stem to maximize the value of their clean energy projects.
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
The Company operated as Rollins Road Acquisition Company (f/k/a Stem, Inc.) prior to the merger with Star Peak Transition Corp. (“STPK”), an entity that was then listed on the New York Stock Exchange under the trade symbol “STPK,” and STPK Merger Sub Corp., a Delaware corporation and wholly-owned subsidiary of STPK (“Merger Sub”), providing for, among other things, and subject to the conditions therein, the combination of the Company and STPK pursuant to the merger of Merger Sub with and into the Company, with the Company continuing as the surviving entity (the “Merger”). Stem, Inc. was incorporated on March 16, 2009 in the State of Delaware and is headquartered in Houston, Texas.
Liquidity
As of June 30, 2025, we had cash and cash equivalents of $40.8 million, an accumulated deficit of $1,449.0 million, net accounts receivable of $42.8 million, and negative working capital, which we define as current assets less current liabilities, of $12.8 million. During the six months ended June 30, 2025, we recognized net income of $177.5 million and had negative cash flows from operating activities of $12.7 million. As of June 30, 2025, our principal sources of liquidity were cash and cash equivalents totaling $40.8 million, which were held for working capital purposes and for investment growth opportunities. As of June 30, 2025, we believe that our cash position, as well as expected collections from accounts receivable, is sufficient to meet our capital and liquidity requirements for at least the next 12 months.
Our business prospects are subject to various risks, expenses and uncertainties, including those discussed in Part I. Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The attainment of profitable operations is dependent upon future events, including continued execution of our software and services-oriented strategy, the successful delivery of AI-enabled software and edge device capabilities to our customers, maintaining compliance with the New York Stock Exchange’s continuing listing standards, securing new customers and maintaining current ones, and motivating, hiring and retaining appropriate personnel. Failure to generate sufficient revenues, achieve planned gross margins and operating profitability, control operating costs, or secure additional funding as required may require us to modify, delay or abandon some of our planned future expansion or development, or to otherwise enact operating cost reductions available to management, which could have a material adverse effect on our business, operating results and financial condition.
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X, assuming the Company will continue as a going concern. Accordingly, the consolidated balance sheet at December 31, 2024 has been derived from the audited financial statements at that date, but certain notes or other information that are normally required by GAAP have been omitted if they substantially duplicate the disclosures contained in the Company’s annual audited consolidated financial statements. In the opinion of the Company’s management, all normal and recurring adjustments considered necessary for a fair statement of the results for the interim period presented have

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
been included in the accompanying unaudited condensed consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2024. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or for any other future interim period or year.
On June 23, 2025, we effected a 1-for-20 reverse stock split, which reduced the number of our shares of common stock outstanding on that date from 167,169,140 shares to 8,358,370 shares. The number of authorized shares of our common stock has been reduced from 500.0 million shares to 250.0 million shares and the number of authorized shares of preferred stock remained unchanged at 1.0 million shares. The number of shares of common stock issuable upon settlement of outstanding restricted stock units and exercise of options was reduced proportionately as a result of the reverse stock split. Additionally, the exercise price of all outstanding options, the number of shares of common stock issuable upon the exercise of all outstanding options, and the number of shares reserved for future issuance pursuant to our equity incentive plans were all adjusted proportionately as a result of the reverse stock split. All share and per share amounts, exercise prices, conversion rates and conversion prices presented herein that relate to dates, or were established, prior to the reverse stock split have been adjusted retroactively to reflect these changes.
Principles of Consolidation
The unaudited condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and consolidated variable interest entities (“VIEs”). The Company presents non-controlling interests within the equity section of its unaudited condensed consolidated balance sheets, and the amount of consolidated net income (loss) that is attributable to the Company and the non-controlling interest in its unaudited condensed consolidated statements of operations. All intercompany balances and transactions have been eliminated in consolidation.
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

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table summarizes the carrying values of the assets and liabilities of the DevCo JVs that were consolidated by the Company as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$207	$1,556
Other current assets	4	18
Other noncurrent assets	17,651	16,415
Total assets	17,862	17,989
Liabilities
Accounts payable	254	1,284
Other current liabilities	2	114
Total liabilities	$256	$1,398
The Company did not make any material capital investment contributions during the three and six months ended June 30, 2025 and 2024. The net income from the DevCo JVs was immaterial during the three and six months ended June 30, 2025 and 2024.
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
Significant estimates and assumptions reflected in these unaudited condensed consolidated financial statements include, but are not limited to, estimates of transaction price with variable consideration; the amortization of acquired intangibles; deferred commissions and contract fulfillment costs; the valuation of energy storage systems, finite-lived intangible assets, internally developed software, accruals related to sales tax liabilities, valuation techniques used to determine gain on debt extinguishment, and the fair value of debt instruments, warrant liability and assets acquired and liabilities assumed in a business combination.
Segment Information
Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is the CODM. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, management has determined that the Company has one operating segment that focuses exclusively on innovative technology services that transform the way energy is distributed and consumed. Net assets outside of the U.S. were less than 10% of total net assets as of June 30, 2025 and December 31, 2024.
Accounts Receivable, Net
Accounts Receivable are stated at amounts estimated by management to be equal to their net realizable values. Accounts receivable also includes unbilled accounts receivable, which is composed of milestone development activities of noncancellable purchase orders and monthly energy optimization services provided and recognized but not yet invoiced as of the end of the reporting period. The allowance for credit losses is the Company's best estimate of the amount of expected credit losses. The expectation of collectability is based on the Company's review of credit profiles of customers, contractual terms and conditions, current economic trends, and historical payment experience. If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectability of those balances and an allowance is recorded accordingly. The total allowance for credit losses balance was $6.3 million and $9.8 million, of which the current portion was $6.1 million and $9.5 million as of June 30, 2025 and December 31, 2024, respectively.

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the changes in the current expected credit losses during the six months ended June 30, 2025 and the year ended December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Balance as of beginning of period	$9,794	$5,953
Provision for expected credit losses	1,547	3,978
Write-offs, recoveries and other charges against allowance	(5,088)	(137)
Balance as of end of period	$6,253	$9,794
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
At times, the Company may be subject to a concentration of credit risk in relation to certain customers due to the purchase of large energy storage systems made by such customers. The Company routinely assesses the creditworthiness of its customers. The Company did not experience material losses related to receivables from individual customers, or groups of customers during the six months ended June 30, 2025. The Company does not require collateral. Due to these factors, no additional credit risk beyond amounts provided for credit losses is believed by management to be probable in the Company’s accounts receivable.
The net book value of unbilled receivables, current are $4.3 million and $7.8 million as of June 30, 2025 and December 31, 2024, respectively. Unbilled receivables, current are included in accounts receivable, net. The net book value of unbilled receivables, noncurrent are $5.8 million and $5.9 million as of June 30, 2025 and December 31, 2024, respectively. Unbilled receivables, noncurrent are included in other noncurrent assets.
Significant Customers
A significant customer represents 10% or more of the Company’s total revenue or accounts receivable, net balance at each reporting date. For each significant customer, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable were as follows:

	Accounts Receivable		Revenue		Revenue
	June 30,	December 31,	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024	2025	2024
Customers:
Customer A	25%	28%	*	*	*	*
Customer B	*	20%	*	*	*	*
Customer C	*	*	*	*	*	11%
Customer D	10%	*	14%	*	*	*
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
Financial assets and liabilities held by the Company measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 include cash and cash equivalents, convertible notes, and warrant liability.
Reclassifications
Certain prior year amounts have been reclassified for consistency with the current year presentation. Such reclassifications have no impact on previously reported net income (loss), stockholders’ (deficit) equity, or cash flows. A reclassification of $0.6 million from deferred costs with suppliers to other current assets was made to the December 31, 2024 balance sheet to conform to the June 30, 2025 presentation. This change had no impact to total current assets. For the six months ended June 30, 2024, a $0.4 million net cash inflow was reclassified from changes in deferred costs with suppliers to changes in other assets. This change had no impact to net cash used in operating activities.
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

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
3.    REVENUE
Disaggregation of Revenue
The Company’s disaggregation of revenue has been adjusted to better align the classification of revenues with the Company’s business strategy announced in 2024. Prior period comparable results have been have been disaggregated to reflect the change in presentation. This change did not have an impact on consolidated total revenue.
Product line revenue, as presented below, depicts the nature, amount and timing of revenue for the Company’s various offerings.
Solar Software – Recurring SaaS revenue to support customer-owned solar assets.
Edge Hardware – Sales of edge device hardware to aid in the collection of site data and the real-time operation and control of a site.
Project and Professional Services – Full lifecycle energy services including development and engineering, procurement and integration, performance and operations support, and revenue tied to Development Company investments.
Storage Software & Managed Services – Includes (1) recurring SaaS revenue for software related to storage assets, (2) recurring revenue related to storage portfolios managed by Stem, and (3) Host Customer recurring and merchant revenues.
Battery Hardware Resale – Sales of energy storage systems through partnership arrangements.
The following table provides information on the disaggregation of revenue as recorded in the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Solar software	$9,521	$7,905	$18,375	$15,697
Edge hardware	12,086	11,134	22,349	19,182
Project and professional services	2,330	1,323	4,146	2,683
Storage software & managed services	9,003	5,875	16,054	11,563
Battery hardware resale	5,434	7,762	9,962	10,343
Total revenue	$38,374	$33,999	$70,886	$59,468
The following table summarizes reportable revenue by geographic regions determined based on the location of the customers (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United States	$36,437	$32,642	$66,497	$56,936
Rest of the world	1,937	1,357	4,389	2,532
Total revenue	$38,374	$33,999	$70,886	$59,468
Remaining Performance Obligations

The Company’s remaining performance obligations (“backlog”) represent the unrecognized revenue value of its contractual commitments, which include deferred revenue and amounts that will be billed and recognized as revenue in future periods. As of June 30, 2025, the Company had $397.4 million of remaining performance obligations, of which, we expect to recognize in revenue approximately 18% in the next 12 months, with the remainder recognized in revenue in periods thereafter.

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Contract Balances
Deferred revenue primarily includes cash received in advance of revenue recognition related to solar software and energy optimization services and incentives. The following table presents the changes in the deferred revenue balance during the six months ended June 30, 2025 and June 30, 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024
Beginning balance	$129,155	$142,647
Upfront payments received from customers	25,412	34,201
Upfront or annual incentive payments received	1,006	1,340
Revenue recognized related to amounts that were included in beginning balance of deferred revenue	(24,744)	(22,685)
Revenue recognized related to deferred revenue generated during the period	(4,467)	(8,585)
Ending balance	$126,362	$146,918
Parent Company Guarantees
Prior to July 2023, the Company agreed in certain customer contracts to provide a parent company guarantee (“PCG”) that the value of purchased hardware will not decline for a certain period of time. Under such PCGs, if these customers were unable to install or designate the hardware to a specified project within such period of time, the Company would be required to assist the customer in re-marketing the hardware for resale by the customer. If a resale were not to occur, the hardware would be appraised utilizing a third party. Such PCGs provided that, in such cases, if the customer resold the hardware for less than the amount initially sold to the customer or the appraisal value is less than the hardware purchase price, the Company would be required to compensate the customer for any shortfall in fair value for the hardware from the initial contract price. The Company accounted for such contractual terms and guarantees as variable consideration at each measurement date. The Company updated its estimate of variable consideration each quarter with respect to the outstanding guarantees, including changes in estimates related to such guarantees, for facts or circumstances that have changed from the time of the initial estimate. As a result, the Company recorded a net revenue reduction of $33.1 million in hardware revenue during the three and six months ended June 30, 2024. The overall reduction in revenue was related to deliveries that occurred prior to 2024.
There are no remaining PCGs outstanding, and the Company expects no future impact on its financial results as a result of PCGs.
Impairment and Accounts Receivable Write-Off
For those contracts where the customers invoked PCG protection pursuant to the applicable contract, the Company worked actively to remarket the remaining systems subject to PCG with a wide variety of potential customers. Despite such efforts, such negotiations resulted in limited transactions with mutually agreed upon pricing and terms. As stated above, under contracts containing a PCG provision, in the event that the Company and the customer are unable to remarket and sell the relevant assets, the customer was obligated to engage a third party to appraise the fair market value of the remaining hardware. None of our customers obtained such third party hardware appraisal. Given the uncertainty of collection from the original customers of due and unpaid amounts in those cases where the Company believes it has enforceable rights of recovery, the Company believed the likelihood for collection of the accounts receivable outstanding relating to hardware subject to these PCG’s was no longer probable. Accordingly, the Company wrote-off the remaining receivables of $104.1 million during the fiscal year ended December 31, 2024. As of June 30, 2025, the Company has entered into an arrangement to recover $3.5 million of the receivables previously written off. The Company continues to pursue remedies with respect to its enforceable rights under applicable contracts.
4.    FAIR VALUE MEASUREMENTS
Fair value accounting is applied for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. On June 30, 2025 and December 31, 2024, the carrying amount of accounts receivable, other current assets, accounts payable, and accrued and other current liabilities approximated their estimated fair value due to their relatively short maturities.

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table provides the financial instruments measured at fair value (in thousands):

	June 30, 2025
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market fund	$17,766	$—	$—	$17,766
Total financial assets	$17,766	$—	$—	$17,766

Liabilities:
Warrant liabilities	$—	$—	$1,899	$—

	December 31, 2024
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market fund	$37,108	$—	$—	$37,108
Total financial assets	$37,108	$—	$—	$37,108
The Company’s money market funds are classified as Level 1 because they are valued using quoted market prices. The warrant liabilities are classified as Level 3 in the fair value hierarchy because the valuations are based on significant unobservable inputs, which incorporate the Company’s own assumptions in valuation techniques used to determine fair value; further discussion of these assumptions is set forth below. There were no transfers into or out of Level 3 of the fair value hierarchy during the periods presented.
Fair Value of Convertible Promissory Notes
The convertible notes are recorded at face value less unamortized debt issuance costs (see Note 7 — Debt for additional details) on the unaudited condensed consolidated balance sheets as of June 30, 2025. As of June 30, 2025 and December 31, 2024, the estimated fair value of the 0.50% Green Convertible Notes due 2028 (the “2028 Convertible Notes”) was $16.6 million and $77.3 million, respectively, based on Level 2 quoted bid prices of the convertible notes in an over-the-counter market on the last trading date of the reporting period. As of June 30, 2025 and December 31, 2024, the estimated fair value of the 4.25% Green Convertible Senior Notes due 2030 (the “2030 Convertible Notes”) was $29.3 million and $65.4 million, respectively, based on Level 2 quoted bid prices of the convertible notes in an over-the-counter market on the last trading date of the reporting period.
Private Warrant Liabilities
As discussed in Note 8 — Warrants, under a warrant agreement dated June 30, 2025, the Company issued 439,919 warrants (the “2030 Private Placement Warrants”), each of which entitled the holder to purchase one share of common stock at an exercise price of $30.00.
Upon issuance, these warrants met the criteria for liability classification. The fair value of the 2030 Private Placement Warrants as of June 30, 2025 was determined using the Black-Scholes-Merton model. Inputs include exercise price, volatility, fair value of common stock, expected term, expected dividend rate and risk-free interest rate.
The key assumptions used for the valuation of the private warrant liabilities upon measurement were as follows:

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Six Months Ended June 30,
2025
Volatility	118.6%
Risk-free interest rate	3.8%
Expected term (in years)	5.4
Dividend yield	—%
5.    INTANGIBLE ASSETS, NET
Intangible assets, net, consists of the following (in thousands):

	June 30,	December 31,
	2025	2024
Developed technology	$32,618	$32,618
Trade name	11,300	11,300
Customer relationships	106,800	106,800
Internally developed software	86,724	81,314
Intangible assets	237,442	232,032
Less: Accumulated amortization	(102,282)	(88,094)
Currency translation adjustment	(2)	(26)
Total intangible assets, net	$135,158	$143,912
Amortization expense for intangible assets was $7.2 million and $6.7 million for the three months ended June 30, 2025 and 2024, respectively, and $14.2 million and $13.3 million for the six months ended June 30, 2025 and 2024, respectively.
6.    ENERGY STORAGE SYSTEMS, NET
Energy storage systems, net, consists of the following (in thousands):

	June 30,	December 31,
	2025	2024
Energy storage systems placed into service	$134,993	$137,616
Less: accumulated depreciation	(85,759)	(81,305)
Energy storage systems not yet placed into service	1,728	2,509
Total energy storage systems, net	$50,962	$58,820
Depreciation expense for energy storage systems was approximately $3.1 million and $3.5 million for the three months ended June 30, 2025 and 2024, respectively, and approximately $6.3 million and $6.5 million for the six months ended June 30, 2025 and 2024, respectively. Depreciation expense is recognized in cost of services and other revenue.
Impairment expense for energy storage systems was approximately $1.4 million and $0.1 million for the three months ended June 30, 2025 and 2024, respectively, and approximately $1.4 million and $0.1 million for the six months ended June 30, 2025 and 2024, respectively. Impairment expense is recognized in cost of services and other revenue.
7.    DEBT
2028 Convertible Notes and 2028 Capped Call Options
2028 Convertible Notes
On November 22, 2021, the Company issued $460.0 million aggregate principal amount of its 2028 Convertible Notes in a private placement offering to qualified institutional buyers (the “2021 Initial Purchasers”) pursuant to Rule 144A under the Securities Act of 1933, as amended.

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The 2028 Convertible Notes are senior, unsecured obligations of the Company and bear interest at a rate of 0.5% per year, payable in cash semi-annually in arrears in June and December of each year, beginning in June 2022. The remaining 2028 Convertible Notes will mature on December 1, 2028, unless earlier repurchased, redeemed or converted in accordance with their terms prior to such date. Upon conversion, the Company may choose to pay or deliver, as the case may be, cash, shares of its common stock or a combination of cash and shares of common stock. The 2028 Convertible Notes are redeemable for cash at the Company’s option at any time given certain conditions (as discussed below). At the time of issuance, the initial conversion rate was 34.1965 shares of common stock per $1,000 principal amount of 2028 Convertible Notes, which was equivalent to an initial conversion price of approximately $29.24 per share of the Company’s common stock. As a result of the reverse stock split discussed in Note 2 — Summary of Significant Accounting Policies under “Basis of Presentation”, the conversion rate was adjusted to 1.7098 shares of common stock per $1,000 principal amount, which is equivalent to a conversion price of approximately $584.86 (the “2028 Conversion Price”) per share of the Company’s common stock. The conversion rate is subject to customary adjustments for certain events as described in the related indenture.
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
The Company’s net proceeds from this offering were approximately $445.7 million, after deducting the 2021 Initial Purchasers’ discounts and debt issuance costs. To minimize the effect of potential dilution to the Company’s common stockholders upon conversion of the 2028 Convertible Notes, the Company entered into separate capped call transactions (the “2028 Capped Calls”) as described below. In connection with the issuance of the 2030 Convertible Notes during the second quarter of 2023, the Company used approximately $99.8 million of the net proceeds to purchase and surrender for cancellation approximately $163.0 million aggregate principal amount of the Company’s 2028 Convertible Notes, which resulted in a $59.4 million gain on debt extinguishment. See 2030 Convertible Notes below for further details of the 2030 Convertible Notes. On June 30, 2025, the Company exchanged $228.8 million aggregate principal amount of the Company’s 2028 Convertible Notes for a portion of the Senior Secured PIK Toggle Notes due 2030 (the “2030 Senior Secured Notes”), as part of a privately negotiated exchange agreement with holders of 2028 Convertible Notes. See 2030 Senior Secured Notes below for further details.
Upon adoption of ASU 2020-06, the Company allocated all of the debt discount to long-term debt. The debt discount is amortized to interest expense using the effective interest method, computed to be 0.9%, over the life of the 2028 Convertible Notes or approximately its seven-year term. The outstanding 2028 Convertible Notes balances as of June 30, 2025 and December 31, 2024 are summarized in the following table (in thousands):

	June 30, 2025	December 31, 2024
Long Term Debt
Outstanding principal	$68,206	$297,024
Unamortized 2021 Initial Purchasers’ debt discount and debt issuance cost	(1,044)	(5,200)
Net carrying amount	$67,162	$291,824

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents total interest expense recognized related to the 2028 Convertible Notes during the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cash interest expense
Contractual interest expense	$371	$371	$743	$743
Non-cash interest expense
Amortization of debt discount and debt issuance cost	328	325	655	649
Total interest expense	$699	$696	$1,398	$1,392
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
At the time of issuance, the 2028 Capped Calls had an initial strike price of $29.2428 per share, which corresponded to the initial conversion price of the 2028 Convertible Notes, and is subject to anti-dilution adjustments. The 2028 Capped Calls had an initial cap price of $49.6575 per share, subject to certain adjustments. As a result of anti-dilution adjustments arising from the reverse stock split described in Note 2 — Summary of Significant Accounting Policies under “Basis of Presentation”, the strike price and cap price were adjusted to $584.856 and $993.15, respectively.
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
The 2030 Convertible Notes are senior, unsecured obligations of the Company and bear interest at a rate of 4.25% per year, payable in cash semi-annually in arrears in April and October of each year, beginning on October 1, 2023. The 2030 Convertible Notes will mature on April 1, 2030, unless earlier repurchased, redeemed or converted in accordance with their terms prior to such date. Upon conversion, the Company may choose to pay or deliver cash, shares of common stock or a combination of cash and shares of common stock. The 2030 Convertible Notes are redeemable for cash at the Company’s option at any time given certain conditions (as discussed below). At the time of issuance, the initial conversion rate was 140.3066 shares of common stock per $1,000 principal amount of the 2030 Convertible Notes, which was equivalent to an initial conversion price of approximately $7.1272 per share of the Company’s common stock. As a result of the reverse stock split described in Note 2 — Summary of Significant Accounting Policies under “Basis of Presentation”, the conversion rate was adjusted to 7.0153 shares of common stock per $1,000.00 principal amount, which is equivalent to a conversion price of approximately $142.55 (the “2030 Conversion Price”) per share of the Company’s common stock. The conversion rate is subject to customary adjustments for certain events as described in the related indenture.
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

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The Company’s net proceeds from this offering were approximately $232.4 million, net of $7.6 million in debt issuance costs primarily consisting of underwriters, advisory, legal, and accounting fees. The Company used approximately $99.8 million of the net proceeds to purchase and surrender for cancellation approximately $163.0 million aggregate principal amount of the Company’s 2028 Convertible Notes. See 2028 Convertible Notes above for further details on the impacts of the debt extinguishment. On June 30, 2025, the Company exchanged approximately $121.3 million aggregate principal amount of its 2030 Convertible Notes for a portion of the 2030 Senior Secured Notes, as part of a privately negotiated exchange agreement with certain holders of the 2030 Convertible Notes. See 2030 Senior Secured Notes below for further details.
The outstanding 2030 Convertible Notes balances as of June 30, 2025 and December 31, 2024 are summarized in the following table (in thousands):

	June 30, 2025	December 31, 2024
Long Term Debt
Outstanding principal	$118,690	$240,000
Unamortized 2023 Initial Purchasers’ debt discount and debt issuance cost	(2,667)	(5,901)
Net carrying amount	$116,023	$234,099
The debt discount and debt issuance costs are amortized to interest expense using the effective interest method, computed to be 4.70%, over the life of the 2030 Convertible Notes or its approximately seven-year term.
The following table presents total interest expense recognized related to the 2030 Convertible Notes during the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cash interest expense
Contractual interest expense	$2,550	$2,550	$5,100	$5,100
Non-cash interest expense
Amortization of debt discount and debt issuance cost	256	246	509	489
Total interest expense	$2,806	$2,796	$5,609	$5,589
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
The 2030 Capped Calls had an initial strike price of $7.1272 per share, which corresponds to the initial conversion price of the 2030 Convertible Notes and is subject to anti-dilution adjustments. The 2030 Capped Calls had a cap price of $11.1800 per share, subject to certain adjustments. As a result of anti-dilution adjustments arising from the reverse stock split described in Note 2 — Summary of Significant Accounting Policies under “Basis of Presentation”, the strike price and cap price were adjusted to $142.544 and $223.60, respectively.
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

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
2030 Senior Secured Notes and 2030 Private Placement Warrants
2030 Senior Secured Notes
On June 30, 2025, the Company issued $155.4 million aggregate principal amount of its 2030 Senior Secured Notes to holders of the Company’s 2028 Convertible Notes and the Company’s 2030 Convertible Notes in a privately negotiated exchange (the “Exchange”) pursuant to Rule 144A under the Securities Act of 1933, as amended.
The transaction included an exchange of approximately (i) $228.8 million principal amount of the 2028 Convertible Notes and (ii) $121.3 million principal amount of the 2030 Convertible Notes, less amounts in lieu of fractional notes, for the 2030 Senior Secured Notes, warrants to purchase 439,919 shares of common stock (the “2030 Private Placement Warrants”), (iii) $10.0 million of cash proceeds, and accrued and unpaid interest on the exchanged 2028 Convertible Notes and 2030 Convertible Notes. The exchange resulted in a $220.0 million gain on debt extinguishment recorded within other income (expenses), net in the unaudited condensed consolidated statements of operations. The gain on debt extinguishment represented the proportional carrying value of the exchanged 2028 Convertible Notes and 2030 Convertible Notes, which in aggregate was $343.9 million, reduced by the collective fair value of the 2030 Senior Secured Notes of $132.0 million and the fair value of the 2030 Private Placement Warrants of $1.9 million, offset by cash received. The fair value of the 2030 Senior Secured Notes was estimated using a Black Derman-Toy lattice model with a yield of approximately 14.6%, synthetic credit rating for the Company, volatility of 32%, and the risk free rate of 3.79% for the expected term associated with the 2030 secured notes. The fair value of the 2030 Private Placement Warrants was estimated using the Black-Scholes-Merton model based on the Company’s closing strike price on the date of extinguishment of $6.23, volatility of 118.60%, and the risk free rate of 3.79% for the expected term associated with the 2030 secured notes. The Company accrued $5.2 million in debt issuance costs primarily consisting of financial advisory, legal, and accounting fees.
At the Company’s election for any interest period, the 2030 Senior Secured Notes bear interest at a rate of (i) 12.0% per year, if interest is paid in kind, subject to a maximum amount of interest able to be paid in kind, and (ii) 11.0% per year if interest is paid in cash. In each case, interest is payable semi-annually in arrears in January and July of each year, beginning on January 1, 2026. The 2030 Senior Secured Notes will mature on December 30, 2030 unless redeemed in accordance with their terms prior to such date.
The 2030 Senior Secured Notes will be redeemable, in whole or in part, for cash at the Company’s option at any time, and from time to time, at the following redemption prices: on or after the date of issuance to December 31, 2027, at 105.0% of the principal amount of the notes being redeemed, including interest paid in kind, if any, plus accrued and unpaid interest; from January 1, 2028 to December 31, 2028, at 102.5% of the principal amount of the notes being redeemed, including interest paid in kind, if any, plus accrued and unpaid interest; and on or after January 1, 2029, at 100.0% of the principal amount of the notes being redeemed, including interest paid in kind, if any, plus accrued and unpaid interest.
The 2030 Senior Secured Notes are guaranteed by certain of the Company’s current and future restricted subsidiaries on a senior secured basis. The 2030 Senior Secured Notes and the guarantees has been secured by a first priority lien on substantially all of the assets of the Company and the guarantors, subject to certain exceptions.
The outstanding 2030 Senior Secured Notes balances as of June 30, 2025 are summarized in the following table (in thousands):

June 30, 2025
Long Term Debt
Outstanding principal	$155,427
Unamortized debt discount and debt issuance cost	(28,718)
Net carrying amount	$126,709
The debt discount and debt issuance costs are amortized to interest expense using the effective interest method computed to be 16.9% at the time of issuance of the 2030 Senior Secured Notes.
8.    WARRANTS
2030 Private Placement Warrants
In connection with the Exchange, the Company issued 439,919 of 2030 Private Placement Warrants, under a warrant agreement dated June 30, 2025, each of which entitles the holder to purchase one share of common stock at an exercise price of $30.00.

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Upon issuance, these warrants met the criteria for liability classification, resulting in warrant liabilities of $1.9 million. The 2030 Private Placement Warrants were initially recorded at fair value and will be remeasured to fair value at each reporting period. See Note 4 — Fair Value Measurements and Note 7 — Debt for additional details.
9.    STOCK-BASED COMPENSATION
Equity Incentive Plans
In May 2024, the Company adopted the 2024 Equity Incentive Plan (as amended, the “2024 Plan”). Under the 2024 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), and other awards that are settled in shares of the Company’s common stock.

Stock Options
The following table summarizes the stock option activity for the period ended June 30, 2025:

	Number of Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Balances as of December 31, 2024	427,463	$111.77	2.8	$—
Options granted	32,663	7.48
Options forfeited and cancelled	(218,353)	105.47
Balances as of June 30, 2025	241,773	$103.28	5.3	$—
Options vested and exercisable — June 30, 2025	172,279	$118.91	4.0	$—
As of June 30, 2025, the Company had approximately $1.4 million of remaining unrecognized stock-based compensation expense for stock options, which is expected to be recognized over a weighted average period of 1.1 years.
Restricted Stock Units
The following table summarizes the RSU activity for the period ended June 30, 2025:

	Number of RSUs Outstanding (1)	Weighted-Average Grant Date Fair Value Per Share
Balances as of December 31, 2024	614,103	$61.14
RSUs granted	422,833	8.72
RSUs vested	(218,758)	115.46
RSUs forfeited	(162,333)	49.32
Balances as of June 30, 2025	655,845	$23.36
(1) Includes certain restricted stock units with service and market-based vesting criteria.

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
As of June 30, 2025, the Company had approximately $9.1 million of remaining unrecognized stock-based compensation expense for RSUs, which is expected to be recognized over a weighted average period of 1.2 years.
During the three months ended March 31, 2024, the Company issued 0.1 million shares of common stock through the Company’s annual incentive program under the Company’s 2021 Equity Incentive Plan.
Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense recorded in each component of operating expenses in the Company’s unaudited condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Sales and marketing	$228	$1,244	$399	$2,358
Research and development	105	2,585	1,859	4,116
General and administrative	1,062	2,981	3,454	8,710
Total stock-based compensation expense	$1,395	$6,810	$5,712	$15,184
Stock-based compensation expense associated with research and development of $0.6 million and $0.7 million corresponding to internal-use software, were capitalized during the three months ended June 30, 2025 and 2024, respectively. Stock-based compensation expense associated with research and development of $0.8 million and $1.7 million were capitalized as internal-use software during the six months ended June 30, 2025 and 2024, respectively.

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
10.    NET INCOME (LOSS) PER SHARE
Net income (loss) per share is computed by dividing net loss by the basic weighted-average number of shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the diluted weighted-average number of shares outstanding during the period and, accordingly, reflects the potential dilutive effect of all issuable shares of common stock, including as a result of stock options, restricted stock units, warrants and convertible notes. The diluted weighted-average number of shares used in our diluted net loss per share calculation is determined using the treasury stock method for stock options, restricted stock units, and warrants, and the if-converted method for convertible notes. For periods in which we recognize losses, the calculation of diluted loss per share is the same as the calculation of basic loss per share.
The following table sets forth the computation of basic net income (loss) per share and diluted net loss per share attributable to common stockholders, adjusted on a retroactive basis to reflect the reverse stock split as discussed in Note 2 — Summary of Significant Accounting Policies under “Basis of Presentation” (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income (loss) attributable to common stockholders	$202,531	$(582,270)	$177,531	$(654,577)

Numerator - Diluted:
Net income (loss) per share attributable to common stockholders, basic	$202,531	$(582,270)	$177,531	$(654,577)
Less: Gain on extinguishment of debt, net of tax	(217,691)	—	(215,736)	—
Net loss attributable to Stem common stockholders, diluted	$(15,160)	$(582,270)	$(38,205)	$(654,577)

Denominator:
Weighted-average number of shares outstanding used to compute net income (loss) per share attributable to common stockholders, basic	8,330,679	8,107,947	8,263,378	8,008,477
Dilutive potential common shares	151,120	—	151,120	—
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, diluted	8,481,799	8,107,947	8,414,498	8,008,477

Net income (loss) per share attributable to common stockholders, basic	$24.31	$(71.81)	$21.48	$(81.74)
Net loss per share attributable to common stockholders, diluted	$(1.79)	$(71.81)	$(4.54)	$(81.74)
The following table shows total outstanding potentially dilutive shares excluded from the computation of diluted net loss per share attributable to common stockholders as their effect would have been anti-dilutive, adjusted on a retroactive basis to reflect the reverse stock split as discussed in Note 2 — Summary of Significant Accounting Policies under “Basis of Presentation”, as of June 30, 2025 and 2024:

	June 30, 2025	June 30, 2024
Outstanding 2028 Convertible Notes (if converted)	116,620	507,859
Outstanding 2030 Convertible Notes (if converted)	832,620	1,683,679
Outstanding stock options	241,773	475,922
Outstanding legacy warrants	127	127
Outstanding RSUs	655,845	623,877
Outstanding private placement warrants	439,919	—
Total	2,286,904	3,291,464

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
11.     INCOME TAXES
The following table reflects the Company’s provision for income taxes and the effective tax rates for the periods presented below (in thousands, except effective tax rate):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Income (loss) before provision for income taxes	$203,006	$(582,208)	$178,064	$(654,362)
Provision for income taxes	$(475)	$(62)	$(533)	$(215)
Effective tax rate	0.23%	(0.01)%	0.30%	(0.03)%
For the three months ended June 30, 2025, the Company recognized a provision for income taxes of $0.5 million, representing an effective tax rate of 0.23%, which was lower than the statutory federal tax rate because of a favorable impact from the exclusion of cancellation of debt income ("CODI") under Section 108 of the Internal Revenue Code and the Company maintained a valuation allowance on its U.S. deferred tax assets during the three months ended June 30, 2025. For the six months ended June 30, 2025, the Company recognized a provision for income taxes of $0.5 million, representing an effective tax rate of 0.30%, which was lower than the statutory federal tax rate because of a favorable impact from the exclusion of CODI under Section 108 of the Internal Revenue Code and the Company maintained a valuation allowance on its U.S. deferred tax assets during the six months ended June 30, 2025. For the three months ended June 30, 2024, the Company recognized a provision for income taxes of $0.1 million, representing an effective tax rate of (0.01)%, which was lower than the statutory federal tax rate because the Company maintained a valuation allowance on its U.S. deferred tax assets and a nondeductible goodwill impairment. For the six months ended June 30, 2024, the Company recognized a provision for income taxes of $0.2 million, representing an effective tax rate of (0.03)%, which was lower than the statutory federal tax rate due to the valuation allowance on U.S. deferred tax assets and a nondeductible goodwill impairment.
On July 4, 2025, the legislation formally titled “An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14” (the Act) was signed into law. Aspects of the Act contain technical matters that require management to interpret the legislation and make judgments until further guidance becomes available. The Company is currently evaluating the impact of the Act, changes in interpretations, and guidance on legislative intent to the Company’s consolidated financial statements. As the legislation was signed into law after the close of the Company’s second quarter, the impacts, if any, are not included in the Company’s operating results for the six months ended June 30, 2025.

12.    SEGMENT INFORMATION
The Company’s CODM manages the business and evaluates operating performance based on consolidated net income (loss). The Company’s CODM uses consolidated net income (loss) to monitor budget versus actual results. The Company operates as one operating segment and has one reporting segment that constitutes consolidated results.
The following table sets forth the Company’s segment information for revenue and significant expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$38,374	$33,999	$70,886	$59,468
Less (add):
Cost of revenue	25,574	24,624	47,548	74,284
Compensation expense excluding stock-based compensation	16,623	19,561	30,905	40,870
Stock-based compensation	1,395	6,810	5,712	15,184
Depreciation and amortization	4,009	6,092	8,249	10,436
Gain on extinguishment of debt	(220,047)	—	(220,047)	—
Other segment expenses, net (1)	7,814	559,120	20,455	573,056
Provision for income taxes	475	62	533	215
Net income (loss)	$202,531	$(582,270)	$177,531	$(654,577)
(1) Other segment expenses, net includes impairment of goodwill, interest expense and other income, net.

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
13.     COMMITMENTS AND CONTINGENCIES
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
Non-cancelable Purchase Obligations
During the three months ended June 30, 2025, there were no material changes to our non-cancelable purchase obligations.
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
Forward-looking statements address matters that are, to varying degrees, uncertain, such as statements about our financial and operating performance guidance, outlook, targets and other forecasts or expectations regarding, or dependent on, our business outlook and strategy; our joint ventures, partnerships and other alliances; forecasts or expectations regarding energy transition and global climate change; reduction of greenhouse gas (“GHG”) emissions; the integration and optimization of energy resources; our business strategies and those of our customers; our ability to retain or upgrade current customers, further penetrate existing markets or expand into new markets; the effects of natural disasters and other events beyond our control; the expected impacts of the One Big Beautiful Bill Act (“OBBB”) on our business and that of our customers; the direct or indirect effects on our business of macroeconomic factors and geopolitical instability, such as the armed conflicts between Russia and Ukraine and in the Gaza Strip and nearby areas; and our future results of operations, including revenue, adjusted EBITDA, and the other metrics presented herein.
Such forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results or outcomes to differ materially from those expressed or implied by such forward-looking statements, including but not limited to our inability to execute on, and achieve the expected benefits from, our operational and strategic initiatives, including from our cost reduction, workforce reduction and restructuring efforts; our inability to successfully execute on our new software and services-centric strategy; the effects of the OBBB on our business and that of our customers; disruptions in sales, production, service or other business activities; general macroeconomic and business conditions in key regions of the world, including inflationary pressures, general economic slowdown or a recession, high interest rates, changes in monetary policy, changes in trade policies, including tariffs or other trade restrictions or the threat of such actions, and instability in financial institutions; the direct and indirect effects of widespread health emergencies on our workforce, operations, financial results and cash flows; geopolitical instability, such as the armed conflicts between Russia and Ukraine and in the Gaza Strip and nearby areas; the results of operations and financial condition of our customers; pricing pressures; severe weather and seasonal factors; our inability to continue to grow and manage our growth effectively; our inability to attract and retain qualified employees and key personnel; our inability to comply with, and the effect on our business of, evolving legal standards and regulations, including those concerning data protection, consumer privacy, sustainability, and evolving labor standards; our inability to maintain compliance with New York Stock Exchange listing standards; risks relating to the development and performance of our software-enabled services; our inability to retain or upgrade current customers, further penetrate existing markets or expand into new markets; the risk that our business, financial condition and results of operations may be adversely affected by other political, economic, business and competitive factors; and other risks and uncertainties discussed in Part II. Item 1A. “Risk Factors” in this Report, in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and in our other filings with the SEC. If one or more of these or other risks or uncertainties materialize (or the consequences of any such development changes), or should our underlying assumptions prove incorrect, our actual results or outcomes, or the timing of these results or outcomes, may vary materially from those reflected in our forward-looking statements. Forward-looking statements and other statements in this Report regarding our environmental, social, and other sustainability plans and goals are not an indication that these statements are necessarily material to the Company, investors or other stakeholders or required to be disclosed in our filings under U.S. securities laws or any other laws or requirements applicable to the Company. In addition, historical, current, and forward-looking environmental, social, and sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. Forward-looking statements in this Report are made as of the date of such Report, and the Company disclaims any intention or obligation to update publicly or revise such forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.
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
In storage, we serve project developers, asset owners, EPCs, and distributors by selling them software-enabled forecasting and optimization managed services that minimize spending on utility bills, or maximize revenue from energy market participation. In some cases, we also resell battery original equipment manufactured (“OEM”) hardware to our customers for a fee.
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
Our total revenue increased from $59.5 million for the six months ended June 30, 2024 to $70.9 million for the six months ended June 30, 2025. For the six months ended June 30, 2025 and 2024, we recognized net income of $177.5 million and incurred a net loss of $654.6 million, respectively. As of June 30, 2025, we had an accumulated deficit of $1,449.0 million.
On April 9, 2025, we announced a reduction of our global workforce of approximately 27%, as part of our broader efforts to prioritize investments in software, reduce operating costs, increase efficiency, drive profitable growth and increase stockholder value. For the six months ended June 30, 2025, we incurred $5.9 million for restructuring costs related to the reduction of our global workforce. We expect to continue to exercise discipline and moderate expenses associated with sales and marketing, research and development, regulatory and related functions. In addition, we expect to continue to manage and reduce our general and administrative expenses associated with scaling our business operations, including legal, audit, additional insurance expenses, investor relations activities, and other administrative and professional services.
Key Factors, Trends and Uncertainties Affecting our Business
We believe that our performance and future success depend on several factors, some of which present significant opportunities for us, and some of which pose risks and challenges, including but not limited to:
Our New Strategy
In 2024, we announced a new business strategy that reflects a renewed focus on developing and marketing our AI-enabled software and services offerings. This transition entails significant operational changes, including reduction of what has historically been the source of most of our revenue (battery resales), adjustments to the way we develop and market our products and services, and realignment of our business processes. These changes have resulted in reduced revenue, increased restructuring-related costs and short-term disruptions in our operations, which may negatively affect our ability to effectively scale our software and services offerings and achieve our financial and operational targets. Failure to successfully and timely implement our new strategy may have a material adverse effect on our business, financial condition, and results of operations. See “We may not be able to successfully implement our recently announced new strategy.” in Part I. Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Cash Reserves
The execution of our new business strategy has required, and is expected to continue to require, investment in our software, our employees and infrastructure. As of June 30, 2025, we had cash and cash equivalents of $40.8 million, while our operating expenses for the three months ended June 30, 2025 were $26.1 million. If our cash flow from operations does not improve as expected, or if we are unable to secure additional sources of capital if or when the need arises, we may be constrained in our ability to make the investments required to continue execution of our new strategy.
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
NYSE Notice and Reverse Stock Split
On August 28, 2024, we received formal notice from the New York Stock Exchange (the “NYSE”) that we were not in compliance with Section 802.01C of the NYSE Listed Company Manual because the average closing price of our shares of common stock had fallen below $1.00 per share over a period of 30 consecutive trading days.
At the Company’s 2025 Annual Meeting of Stockholders, our stockholders approved a reverse stock split of our common stock, par value $0.0001 per share. After such stockholder approval, our Board of Directors implemented the reverse stock split at a ratio of 1-for-20 and a reduction in the total number of authorized shares of common stock from 500 million shares to 250 million shares on June 23, 2025 (the “Effective Time”).
At the Effective Time, every 20 shares of common stock outstanding was combined, automatically and without any action on the part of the Company or its stockholders, into one new share of common stock. No fractional shares of common stock were issued as a result of the reverse stock split. In lieu of any fractional shares to which a stockholder of record was otherwise entitled, the Company paid cash to the applicable stockholder. The common stock began trading on a split-adjusted basis at the open of trading on June 23, 2025.
Adjustments proportionate to the 1-for-20 split ratio were made to the number of shares of Common Stock available for issuance under the Company’s equity incentive plans; the number of shares issuable, and the applicable exercise prices under the Company’s outstanding equity awards under such plans and any outstanding warrants; the conversion rates of outstanding convertible notes, in accordance with the related indentures; the strike prices of existing capped call options; the number of shares authorized for issuance pursuant to the convertible notes and capped call options; the shares reserved for issuance under any equity plan, outstanding equity award, convertible notes, capped call options or otherwise, and as otherwise described in the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 23, 2025.
Following the Effective Time, we regained compliance with the requirement of Section 802.01C, as our share price promptly exceeded $1.00 per share, and remained above that level for the following 30 trading days.
All share and per share amounts, exercise prices, conversion rates and conversion prices presented herein that relate to dates, or were established, prior to the reverse stock split have been adjusted retroactively to reflect these changes.
One Big Beautiful Bill Act of 2025
In July 2025, the OBBB was enacted, which introduced material changes to clean energy tax credit programs that are significant to our business and may affect our financial condition, results of operations and future prospects. Included in this legislation are provisions that allow for the immediate expensing of domestic Unites States research and development expenses, immediate expensing of certain capital expenditures, and other changes to the U.S. taxation of profits derived from foreign operations. As a result of the enactment of the legislation, we do not expect any material changes to tax expense or cash tax for Q3 2025 when the law was enacted, mainly as a result of the valuation allowance we have on our deferred tax assets
The OBBB scales back the Investment Tax Credit (the “ITC”) available under Section 25D of the Internal Revenue Code (the “Code”) for residential solar and storage systems purchased through cash or loans. Under the OBBB, the Section 25D credit will expire on December 31, 2025. In addition, the OBBB imposes new timing requirements for eligibility under Section 48E of the Code, which governs ITCs for leased solar and storage systems. Specifically, solar-only projects that do not commence construction within 12 months of the OBBB’s enactment must be placed in service by December 31, 2027 in order to remain eligible for the credit. Energy storage projects are not subject to this placed-in-service deadline; however, the ITC for storage systems will begin to phase down in 2034 - decreasing to 75% in 2034, 50% in 2035 and phasing out entirely by 2036.

The OBBB makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. ASC 740, “Income Taxes”, requires the effects of changes in tax rates and laws to be recognized in the period in which the legislation is enacted, which is the date the legislation is signed into law. We are evaluating the impact of the OBBB on our financial statements, but do not expect that it will have a material impact.
The OBBB also amends the domestic content bonus credit rules for Section 48E projects. Projects commencing construction after June 16, 2025 must meet a 45% domestic cost threshold, up from 40%.
Additionally, the OBBB introduces new compliance requirements under the Foreign Entity of Concern (“FEOC”) provisions for both Section 48E and the Advanced Manufacturing Production Tax Credit (“AMPTC”) under Section 45X. These provisions establish an escalating threshold of non-FEOC content that must be met by solar and storage projects beginning construction in 2026 and by manufactured components produced beginning in 2026.
On July 7, 2025, the President issued an Executive Order directing the Secretary of the Treasury to issue updated guidance within 45 days on the “beginning of construction” requirements applicable to Section 48E projects. The Executive Order also requires the Secretary to implement the FEOC restrictions set forth in the OBBB. We are currently evaluating the full impact of this legislation on our consolidated financial statements.
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
Impairment and Accounts Receivable Write-Off
For those contracts where the customers invoked PCG protection pursuant to the applicable contract, we worked actively to remarket the remaining systems subject to PCG with a wide variety of potential customers, as more fully described above under Note 3 — Revenue, in the accompanying notes to the unaudited condensed consolidated financial statements in this Report. Given the uncertainty of collection from the original customers of due and unpaid amounts in those cases where we believe we have enforceable rights of recovery, we believed the likelihood for collection of the accounts receivable outstanding relating to hardware subject to these PCG’s was no longer probable. Accordingly, we wrote-off the remaining receivables of $104.1 million during the fiscal year ended December 31, 2024. As of June 30, 2025, the Company has entered into an arrangement to recover $3.5 million of the receivables previously written off. We are pursuing all potential remedies with respect to its enforceable rights under applicable contracts.
Seasonality
Our results of operations have typically fluctuated due to seasonal trends, which we expect to recur in future periods. Historically, we have recognized more of our revenue in the third and fourth fiscal quarters of each year due to various factors, including the requirement by our customers to reach target commercial operation dates for their renewable energy projects as well as tax equity and financing considerations. For instance, our revenue recognized in the third and fourth quarters of the fiscal year ended December 31, 2024 accounted for 59% of the total revenue recognized in the fiscal year ended December 31, 2024. The seasonality of our results of operations may be mitigated as our software and services offerings begin to comprise a greater percentage of our total revenue.

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
DevCo Joint Ventures
We, through an indirect wholly-owned development subsidiary, entered into strategic joint ventures with qualified third parties to develop select energy storage generation projects (“DevCo Projects”), as more fully described above under Note 2 — Summary of Significant Accounting Policies, of the Notes to the unaudited condensed consolidated financial statements in this report. These projects sometimes required significant upfront investment by us and involved a high degree of risk. If a DevCo Project fails to reach completion or is significantly delayed, we could lose all or a portion of our development capital investment. See “We Face Risks Related to our DevCo Business Model” in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 for additional information about certain risks related to these DevCo Projects. We are not making further investments in these DevCo Projects, but have exposure on existing investments.
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
Non-GAAP Financial Measures
In addition to financial results determined in accordance with U.S. generally accepted accounting principles (“GAAP”), we use adjusted EBITDA and non-GAAP gross profit and margin, which are non-GAAP financial measures, for financial and operational decision making and as a means to evaluate our operating performance and prospects, develop internal budgets and financial goals, and to facilitate period-to-period comparisons. Our management believes that these non-GAAP financial measures provide meaningful supplemental information regarding our performance and liquidity by excluding certain expenses and expenditures that may not be indicative of our operating performance, such as stock-based compensation and other non-

cash charges, as well as discrete cash charges that are infrequent in nature. We believe that both management and investors benefit from referring to these non-GAAP financial measures in assessing our performance and when planning, forecasting, and analyzing future periods. These non-GAAP financial measures also facilitate management’s internal comparisons to our historical performance and liquidity as well as comparisons to our competitors’ operating results. We believe these non-GAAP financial measures are useful to investors because they both (1) allow for greater transparency with respect to key metrics used by management in its financial and operational decision making and (2) are used by our institutional investors and the analyst community to help them analyze the health of our business. Adjusted EBITDA and non-GAAP gross profit and margin should be considered in addition to, not as a substitute for, or superior to, other measures of financial performance prepared in accordance with GAAP.
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
The following table provides a reconciliation of GAAP gross profit (loss) and margin to non-GAAP gross profit and margin (in millions, except for percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$38.4	$34.0	$70.9	$59.5
Cost of revenue	(25.6)	(24.6)	(47.6)	(74.3)
GAAP gross profit (loss)	12.8	9.4	23.3	(14.8)
GAAP gross margin (%)	33%	28%	33%	(25)%

Non-GAAP Gross Profit
GAAP Revenue	$38.4	$34.0	$70.9	$59.5
Add: Revenue reduction, net (1)	—	—	—	33.1
Subtotal	38.4	34.0	70.9	92.6
Less: Cost of revenue	(25.6)	(24.6)	(47.6)	(74.3)
Add: Amortization of capitalized software & developed technology	4.5	4.0	8.8	7.9
Add: Impairments	1.4	0.1	1.4	0.1
Add: Excess supplier costs (2)	—	—	—	1.0
Non-GAAP gross profit	$18.7	$13.5	$33.5	$27.3
Non-GAAP gross margin (%)	49%	40%	47%	30%
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
We calculate adjusted EBITDA as net income (loss) attributable to us before depreciation and amortization, including amortization of internally developed software, interest expense, further adjusted to exclude stock-based compensation and other income and expense items, including net gain on extinguishment of debt, reduction in revenue, excess supplier costs and resulting liquidated damages, and income tax provision or benefit.
The following table provides a reconciliation of adjusted EBITDA to net income (loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Net income (loss)	$202,531	$(582,270)	$177,531	$(654,577)
Adjusted to exclude the following:
Depreciation and amortization (1)	12,926	13,651	24,621	24,805
Interest expense	4,072	4,631	8,362	9,338
Gain on extinguishment of debt	(220,047)	—	(220,047)	—
Stock-based compensation	1,395	6,810	5,712	15,184
Revenue reduction, net (2)	—	—	—	33,128
Excess supplier costs and resulting liquidated damages (3)	—	—	—	1,012
Change in fair value of derivative liability	—	(1,477)	—	(1,477)
Impairment of goodwill	—	547,152	—	547,152
Expected recovery of accounts receivable write-off (4)	(3,500)	—	(3,500)	—
Provision for income taxes	475	62	533	215
Other expenses (5)	5,965	125	5,978	1,665
Adjusted EBITDA	$3,817	$(11,316)	$(810)	$(23,555)
(1) Depreciation and amortization includes depreciation and amortization expense, impairment loss of energy storage systems, impairment loss of project assets, and impairment loss of right-of-use assets.
(2) Refer to the discussion of reduction in revenue in “— Parent Company Guarantees” above.
(3) Refer to the discussion of excess supplier costs in “— Non-GAAP Gross Profit and Margin” above.
(4) Refer to the discussion of write-offs relating to parent company guarantee related arrangements in “— Impairment and Accounts Receivable Write-Off” above.
(5) Adjusted EBITDA for the three and six months ended June 30, 2025 included other expenses of $6.0 million and $6.0 million, respectively. For the three months ended June 30, 2025, other expenses included $5.9 million for expenses related to restructuring costs to pursue greater efficiency and to realign our business. For the six months ended June 30, 2025, other expenses included of $0.1 million of other non-recurring expenses, and $5.9 million for expenses related to restructuring costs to pursue greater efficiency and to realign our business and strategic priorities. Restructuring expenses included employee severance and other exit costs.
Adjusted EBITDA for the six months ended June 30, 2024 included other expenses of $1.7 million, comprised of $1.1 million for expenses related to restructuring costs to pursue greater efficiency and to realign our business and strategic priorities, and $0.6 million of other non-recurring expenses.

Financial Results and Key Metrics
The following table presents our financial results and our key metrics (in millions, except for percentages and unless otherwise noted):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Key Financial Metrics
Revenue	$38.4	$34.0	$70.9	$59.5
GAAP gross profit (loss)	$12.8	$9.4	$23.3	$(14.8)
GAAP gross margin (%)	33%	28%	33%	(25)%
Non-GAAP gross profit	$18.7	$13.5	$33.5	$27.3
Non-GAAP gross margin (%)	49%	40%	47%	30%
Net income (loss)	$202.5	$(582.3)	$177.5	$(654.6)
Adjusted EBITDA	$3.8	$(11.3)	$(0.8)	$(23.6)

Key Operating Metrics
Bookings (1)	$34.3	$—	$68.8	$—
Contracted backlog* (2)	$26.8	$—	$26.8	$—
Storage operating AUM (in GWh)* (3)	1.7	1.2	1.7	1.2
Solar operating AUM (in GW)* (4)	32.7	26.9	32.7	26.9
CARR* (5)	$69.2	—	$69.2	$—
ARR* (6)	$58.5	48.1	$58.5	$48.1

* at period end
(1) Redefined versus prior periods. Beginning with the first quarter of 2025, the Company is redefining “Bookings” as the total value of executed purchase orders. Previously this metric included all relevant executed contracts, regardless of whether or not a related purchase order had been executed. The definition of Bookings is discussed in more detail below under the heading “Bookings.” Prior period amounts have been excluded as they do not reflect the newly defined metrics.

(2) Redefined versus prior periods. Beginning with the first quarter of 2025, the Company is redefining “Contracted Backlog” as the total value of hardware and non-recurring services bookings with executed purchase orders in dollars, as of a specific date. Previously, this metric included the total contract value of hardware, software and services contracts recognized ratably over the contract period, regardless of whether or not a related purchase order had been executed. Prior period amounts have been excluded as they do not reflect the newly defined metrics.

(3) Represents total GWh of energy storage systems in operation. Beginning with the first quarter of 2025 contracted storage AUM was replaced with this metric.
(4) Total GW of solar systems in operation.
(5) Contracted Annual Recurring Revenue (“CARR”): Redefined versus prior periods. Beginning with the first quarter of 2025, the Company is redefining CARR as the annualized value from Stem customer subscription contracts with executed purchase orders signed in the period for systems that are not yet operating and all operating Stem customer subscription contracts, including solar software, storage software & recurring managed services, and some recurring professional services contracts. Previously, this metric included the annualized value from all executed Stem customer subscription contracts, regardless of whether or not a related purchase order had been executed. Prior period amounts have been excluded as they do not reflect the newly defined metrics.

(6) Annual Recurring Revenue (“ARR”): Annualized value from operating customer subscription contracts, including solar software, storage software & recurring managed services, and any recurring professional services contracts.

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
Components of Our Results of Operations
Revenue
We generate services and other revenue and hardware revenue. Services and other revenue is generated through (i) energy optimization software (ii) asset management software, and (iii) advisory services and (iv) the sale of project assets. Software fees charged to customers generally consist of recurring fixed monthly payments throughout the term of the contract and in some arrangements, an installation and/or upfront fee component. We may also receive incentives from utility companies in relation to the sale of our services.
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
Cost of Revenue
Cost of services and other revenue primarily includes costs to service our storage and solar subscription customers. It includes expenses related to providing support to our customers and cloud-related costs, such as hosting costs. These costs primarily consist of personnel-related expenses of our services and customer support personnel, amortization of internal-use software development, and public cloud and cellular infrastructure costs. Cost of services and other revenue also includes depreciation of the cost of energy storage systems we own under long-term customer contracts, which includes capitalized fulfillment costs, such as installation services, permitting and other related costs. Additionally, cost of services and other revenue may include the costs for the development and constructions of project assets or any impairment of inventory and energy storage systems, along with system maintenance costs associated with the ongoing services provided to customers.
Cost of hardware revenue generally includes the cost to produce edge hardware and the battery hardware purchased from a manufacturer, shipping, delivery, and other costs required to fulfill our obligation to deliver the energy storage system to the customer location. Cost of hardware revenue may also include any impairment of energy storage systems held in our inventory for sale to our customer. Cost of hardware revenue related to the sale of energy storage systems is recognized when the delivery of the product is completed.
Gross Profit (Loss)
Our gross profit (loss) is subject to fluctuation from quarter to quarter. Gross profit (loss), calculated as revenue less costs of revenue, has been, and will continue to be, affected by various factors, including fluctuations in the amount and mix of revenue and the amount and timing of investments to expand our customer base. We expect to increase both our gross profit in absolute dollars and gross margin as a percentage of revenue in future periods through enhanced operational efficiency and economies of scale.
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
General and Administrative
General and administrative expense consists of payroll and other related personnel costs, including salaries, stock-based compensation, employee benefits and expenses for executive management, legal, finance, human resources and other costs. In addition, general and administrative expense includes fees for professional services and occupancy costs. We expect to continue to manage and reduce our general and administrative expense associated with scaling our business operations and being a public company, including compliance with the rules and regulations of the SEC, legal, audit, additional insurance expenses, investor relations activities, and other administrative and professional services.
Impairment of Goodwill
Impairment of goodwill represents impairment charges as a result of the carrying amount being greater than the fair value.
Other Income (Expense), Net
Interest Expense
Interest expense consists primarily of interest on our outstanding borrowings under our convertible senior notes, and financing obligations and accretion on our asset retirement obligations.
Gain on Extinguishment of Debt
Gain on extinguishment of debt consists of income recognized in relation to the exchange of our outstanding borrowings under our outstanding convertible notes and the write-off of any unamortized debt issuance costs associated with such notes.
Change in Fair Value of Derivative Liability
Change in fair value of derivative liability is related to the revaluation of a derivative feature within a revenue contract, whereby final settlement is indexed to the price per ton of lithium carbonate.
Other Income, Net
Other income, net consists primarily of income from equity investments and foreign exchange gains or losses.

Results of Operations for the Three Months Ended June 30, 2025 and 2024

	Three Months Ended June 30,		$ Change	% Change
	2025	2024
	(in thousands, except percentages)
Revenue
Solar software	$9,521	$7,905	$1,616	20%
Edge hardware	12,086	11,134	952	9%
Project and professional services	2,330	1,323	1,007	76%
Storage software & managed services	9,003	5,875	3,128	53%
Battery hardware resale	5,434	7,762	(2,328)	(30)%
Total revenue	38,374	33,999	4,375	13%
Cost of Revenue
Cost of services and other	14,262	10,955	3,307	30%
Cost of hardware	11,312	13,669	(2,357)	(17)%
Total cost of revenue	25,574	24,624	950	4%
Gross profit (loss)	12,800	9,375	3,425	37%
Operating expenses:
Sales and marketing	7,250	10,944	(3,694)	(34)%
Research and development	9,993	15,281	(5,288)	(35)%
General and administrative	8,900	15,846	(6,946)	(44)%
Impairment of goodwill	—	547,152	(547,152)	*
Total operating expenses	26,143	589,223	(563,080)	(96)%
Loss from operations	(13,343)	(579,848)	566,505	(98)%
Other income (expense), net:
Interest expense	(4,072)	(4,631)	559	(12)%
Gain on extinguishment of debt	220,047	—	220,047	*
Change in fair value of derivative liability	—	1,477	(1,477)	*
Other income, net	374	794	(420)	(53)%
Total other income (expense), net	216,349	(2,360)	218,709	(9,267)%
Income (loss) before provision for income taxes	203,006	(582,208)	785,214	(135)%
Provision for income taxes	(475)	(62)	(413)	666%
Net income (loss)	$202,531	$(582,270)	$784,801	(135)%
*Percentage is not meaningful
Revenue
Revenue increased by $4.4 million, or 13%, for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. The increase was primarily driven by an increase of $1.6 million in solar software revenue from growth in assets under management and expansion of our annual recurring revenue base, an increase of $1.0 million in edge hardware revenue reflecting bookings growth and continued demand for solar solutions, an increase of $1.0 million in project and professional services revenue primarily attributable to higher commissioning activities resulting from increased bookings and the execution of projects in our backlog, and an increase of $3.1 million in storage software and managed services revenue driven by growth in assets under management and increased one-time service engagements. The increase was partially offset by a $2.3 million as the company continues to strategically de-emphasize this business line and pursue more selective opportunities.

Cost of Revenue
Cost of revenue increased by $1.0 million, or 4%, for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. The increase was primarily driven by an increase in cost of services and other revenue of $3.3 million, primarily due to higher cloud infrastructure costs to support our growing solar software platform and increased personnel costs associated with expanded project deliveries. The decrease was partially offset by a decrease in cost of hardware revenue of $2.4 million primarily reflecting the reduction in battery resale activities.
Operating Expenses
Sales and Marketing
Sales and marketing expense decreased by $3.7 million, or 34%, for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. The decrease was primarily due to a decrease of $3.2 million in personnel related expenses mainly due to a decrease in headcount, and a decrease of $0.5 million in professional services, resulting from reductions in advisory services and office-related expenses as a result of marketing related cancellations.
Research and Development
Research and development expense decreased by $5.3 million, or 35%, for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. The decrease was primarily due to a decrease of $2.4 million in professional services and office-related expenses, and a decrease of $2.8 million in personnel related expenses as a result of lower headcount.
General and Administrative
General and administrative expense decreased by $6.9 million, or 44%, for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. The decrease was primarily driven by a decrease of $6.1 million in office-related and other expenses, and a decrease of $2.3 million in personnel costs driven by a decrease in headcount, partially offset by an increase of $1.5 million in professional services, resulting from increases in advisory services.
Impairment of Goodwill
During the three months ended June 30, 2024, we recorded an impairment of goodwill of $547.2 million as the carrying amount of the reporting unit exceeded its fair value.
Other Expense, Net
Interest Expense, Net
Interest expense decreased by $0.6 million, or 12%, for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. The decrease was driven by a decrease of $0.6 million in interest on financing obligations.
Gain on Extinguishment of Debt
During the three months ended June 30, 2024, we recorded a $220.0 million gain on extinguishment of debt driven by the issuance of our 2030 Senior Secured Notes, 2030 Private Placement Warrants, and cash proceeds, which extinguished approximately $228.8 million aggregate principal amount of our 2028 Convertible Notes and approximately $121.3 million aggregate principal amount of our 2030 Convertible Notes.
Change in Fair Value of Derivative Liability
During the three months ended June 30, 2024, we realized gains of $1.5 million relating to the settlement of our derivative liability related to customer contracts.
Other Income, Net
Other income, net decreased by $0.4 million, or 53% for the three months ended June 30, 2025, as compared to three months ended June 30, 2024 primarily due to a decrease of $0.4 million in interest income from investments.
Provision for Income Taxes
During the three months ended June 30, 2025, we recorded a provision for income taxes of $0.5 million as a result of foreign and state income tax expense primarily from the gain on extinguishment of 2028 Convertible Notes and 2030 Convertible Notes during the second quarter of 2025. During the three months ended June 30, 2024, we recorded a provision for income taxes of $0.1 million primarily as a result of foreign and state income tax expense.

Results of Operations for the Six Months Ended June 30, 2025 and 2024

	Six Months Ended June 30,		$ Change	% Change
	2025	2024
	(in thousands, except percentages)
Revenue
Solar software	$18,375	$15,697	$2,678	17%
Edge hardware	22,349	19,182	3,167	17%
Project and professional services	4,146	2,683	1,463	55%
Storage software & managed services	16,054	11,563	4,491	39%
Battery hardware resale	9,962	10,343	(381)	(4)%
Total revenue	70,886	59,468	11,418	19%
Cost of revenue
Cost of services and other	25,675	20,939	4,736	23%
Cost of hardware	21,873	53,345	(31,472)	(59)%
Total cost of revenue	47,548	74,284	(26,736)	(36)%
Gross profit (loss)	23,338	(14,816)	38,154	(258)%
Operating expenses:
Sales and marketing	14,042	22,070	(8,028)	(36)%
Research and development	21,321	29,417	(8,096)	(28)%
General and administrative	22,466	34,406	(11,940)	(35)%
Impairment of goodwill	—	547,152	(547,152)	*
Total operating expenses	57,829	633,045	(575,216)	(91)%
Loss from operations	(34,491)	(647,861)	613,370	(95)%
Other income (expense), net:
Interest expense	(8,362)	(9,338)	976	(10)%
Gain on extinguishment of debt	220,047	—	220,047	*
Change in fair value of derivative liability	—	1,477	(1,477)	*
Other income, net	870	1,360	(490)	(36)%
Total other income (expense), net	212,555	(6,501)	219,056	(3,370)%
Loss before provision for income taxes	178,064	(654,362)	832,426	(127)%
Provision for income taxes	(533)	(215)	(318)	148%
Net income (loss)	$177,531	$(654,577)	$832,108	(127)%
*Percentage is not meaningful
Revenue
Revenue increased by $11.4 million, or 19%, for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The increase was primarily driven by an increase of $2.7 million in solar software revenue from growth in assets under management and expansion of our annual recurring revenue base, an increase of $3.2 million in edge hardware revenue reflecting bookings growth and continued demand for solar solutions, an increase of $1.5 million in project and professional services revenue primarily attributable to higher commissioning activities resulting from increased bookings and the execution of projects in our backlog, and an increase of $4.5 million in storage software and managed services revenue driven by growth in assets under management and increased one-time service engagements. The increase was partially offset by a $0.4 million as the company continues to strategically de-emphasize this business line and pursue more selective opportunities.
Cost of Revenue
Cost of revenue decreased by $26.7 million, or 36%, for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The decrease was primarily driven by a decrease in cost of hardware revenue of $31.5 million primarily reflecting the reduction in battery resale activities. This decrease was partially offset by an increase in cost of services and other revenue of $4.7 million primarily due to higher cloud infrastructure costs to support our growing solar software platform and increased personnel costs associated with expanded project deliveries.
Operating Expenses
Sales and Marketing
Sales and marketing expense decreased by $8.0 million, or 36%, for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The decrease was driven by a decrease of $6.6 million in personnel related expenses due to a decrease in headcount, and a decrease of $1.4 million in professional services, resulting from reductions in advisory services and office-related expenses as a result of marketing related subscription cancellations.
Research and Development
Research and development expense decreased by $8.1 million, or 28%, for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The decrease was primarily due to a decrease of $5.7 million in personnel related expenses as a result of lower headcount, partially offset by a decrease of $2.4 million in professional services and other expenses.
General and Administrative
General and administrative expense decreased by $11.9 million, or 35%, for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The decrease was primarily driven by a decrease of $7.2 million in personnel related expenses driven by a decrease in headcount and a decrease of $5.9 million in office-related and other expenses, partially offset by an increase of $1.0 million in professional services, resulting from increases in advisory services.
Impairment of Goodwill
During the six months ended June 30, 2024, we recorded an impairment of goodwill of $547.2 million as the carrying amount of the reporting unit exceeded its fair value.
Other (Expense) Income, Net
Interest Expense, Net
Interest expense, net decreased by $1.0 million, or 10%, for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The decrease was primarily driven by a decrease of $1.1 million in interest on financing obligations, partially offset by prior period accretion of the discount on short-term investments of $0.1 million.
Gain on Extinguishment of Debt
During the six months ended June 30, 2024, we recorded a $220.0 million gain on extinguishment of debt driven by the $155.4 million issuance of our 2030 Senior Secured Notes, 2030 Private Placement Warrants, and cash proceeds, which extinguished approximately $228.8 million aggregate principal amount of our 2028 Convertible Notes and approximately $121.3 million aggregate principal amount of our 2030 Convertible Notes.
Change in Fair Value of Derivative Liability
During the six months ended June 30, 2024, we realized gains of $1.5 million relating to the settlement of our derivative liability related to customers contracts.
Other Income, Net
Other income, net decreased by $0.5 million, or 36%, for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024 primarily due to a $0.8 million decrease in interest income from short-term investments, partially offset by a $0.3 million increase due to the prior period reversal of a previously recognized accretion expense on assets.
Provision for Income Taxes
During the six months ended June 30, 2025, we recorded a provision for income taxes of $0.5 million primarily as a result of foreign and state income tax expense. During the six months ended June 30, 2024, we recorded a $0.2 million provision for income taxes primarily as a result of foreign and state income tax expense.

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
As of June 30, 2025, our principal sources of liquidity were cash and cash equivalents of $40.8 million, which were held for working capital purposes and for investment growth opportunities. As of June 30, 2025, we had net accounts receivable of $42.8 million and our working capital (deficit), which we define as current assets less current liabilities, was a deficit of $12.8 million. We believe that our cash position is sufficient to meet our capital and liquidity requirements for at least the next 12 months.
The attainment of profitable operations is dependent upon future events, including successfully implementing our new business strategy, hiring and retaining our key executives and personnel with the requisite experience to develop our software and AI-based solutions, obtaining adequate financing to complete our development activities, developing an adequate network of suppliers, and building our customer base. Failure to successfully implement our new business strategy, generate sufficient revenues from our software and services offerings, achieve planned gross margins and operating profitability, control operating costs, or secure additional funding may require us to modify, delay, or abandon some of our planned future expansion or development, or to otherwise enact operating cost reductions available to management, which could have a material adverse effect on our business, operating results, and financial condition. The execution of our new strategy will entail significant operational changes, including reduction of what has historically been the source of most of our revenue (battery resales), adjustments to the way we develop and market our products and services, and realignment of our business processes. These changes have resulted in reduced revenue, increased costs and short-term disruptions in our operations, which have negatively impacted our financial condition in the near term. Further, our cash reserves may constrain our ability to make the investments required to execute our new strategy or may otherwise not be sufficient to fund operations. If our cash flow from operations does not improve as quickly as expected, or if we are unable to secure additional sources of capital if or when the need arises, it may have a material adverse effect on our business, financial condition, and results of operations.
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

Financing Obligations
We have entered into arrangements wherein we finance the cost of energy storage systems via special purpose entities (“SPEs”) we establish with outside investors. These SPEs are not consolidated into our financial statements, but are accounted for as equity method investments. The investors provide us upfront payments through the SPEs. Under these arrangements, the payment by the SPEs to us is accounted for as a borrowing by recording the proceeds received as a financing obligation. The financing obligation is repaid with the future customer payments and incentives received. A portion of the amounts paid to the SPE is allocated to interest expense using the effective interest rate method. Furthermore, we continue to account for the revenues from customer arrangements and incentives and all associated costs despite such systems being legally sold to the SPEs due to our significant continuing involvement in the operations of the energy storage systems. The total financing obligation as of June 30, 2025 was $48.4 million, of which $15.0 million was classified as a current liability.
2028 Green Convertible Senior Notes
On November 22, 2021, we sold to Morgan Stanley & Co. LLC, Goldman Sachs & Co. LLC and Barclays Capital Inc, as initial purchasers (the “2021 Initial Purchasers”), and the 2021 Initial Purchasers purchased from us, $460.0 million aggregate principal amount of our 0.50% Green Convertible Notes due 2028 (the “2028 Convertible Notes’), pursuant to a purchase agreement dated as of November 17, 2021, by and between us and the 2021 Initial Purchasers. Our net proceeds from this offering were approximately $445.7 million, after deducting the 2021 Initial Purchasers’ discounts and commissions and the estimated offering expenses payable by us. The 2028 Convertible Notes accrue interest payable semi-annually in arrears and will mature on December 1, 2028, unless earlier repurchased, redeemed or converted in accordance with their terms prior to such date. Upon conversion, we may choose to pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock. The 2028 Convertible Notes are redeemable for cash at our option at any time given certain conditions. Refer to Note 7 — Debt, of the Notes to the unaudited condensed consolidated financial statements in this Report for additional details regarding this transaction.
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
On April 3, 2023, we used approximately $99.8 million of the net proceeds from the issuance of the 4.25% Green Convertible Senior Notes due 2030 (“2030 Convertible Notes”) to purchase and surrender for cancellation approximately $163.0 million in aggregate principal amount of our 2028 Convertible Notes. See Note 7 — Debt, of the Notes to the unaudited condensed consolidated financial statements in this Report for additional details regarding this transaction.
On June 30, 2025, we exchanged approximately $228.8 million aggregate principal amount of the Company’s 2028 Convertible Notes and approximately $121.3 million aggregate principal amount of the Company’s 2030 Convertible Notes, for a portion of the Senior Secured PIK Toggle Notes due 2030 (the “2030 Senior Secured Notes”), which resulted in a $220.0 million gain on debt extinguishment. See Note 7 — Debt, of the Notes to the unaudited condensed consolidated financial statements in this Report, for additional details regarding this transaction.
2030 Convertible Notes
On April 3, 2023, we issued $240.0 million aggregate principal amount of our 2030 Convertible Notes in a private placement offering to qualified institutional buyers (the “2023 Initial Purchasers”) pursuant to Rule 144A under the Securities Act of 1933, as amended. The 2030 Convertible Notes are senior, unsecured obligations of the Company and bear interest at a rate of 4.25% per year, payable in cash semi-annually in arrears in April and October of each year, beginning in October 1, 2023. The 2030 Convertible Notes will mature on April 1, 2030, unless earlier repurchased, redeemed or converted in accordance with their terms prior to such date. Upon conversion, we may choose to pay or deliver cash, shares of common stock or a combination of cash and shares of common stock. The 2030 Convertible Notes are redeemable for cash at our option at any time given certain conditions. See Note 7 — Debt, of the Notes to the unaudited condensed consolidated financial statements in this Report, for additional details regarding this transaction.

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
On June 30, 2025, we exchanged approximately $121.3 million aggregate principal amount of the Company’s 2030 Convertible Notes, for a portion of the new 2030 Senior Secured Notes, which resulted in a $220.0 million gain on debt extinguishment. See Note 7 — Debt, of the Notes to the unaudited condensed consolidated financial statements in this Report, for additional details regarding this transaction.
2030 Senior Secured Notes
On June 30, 2025, the Company issued $155.4 million in aggregate principal amount of its new 2030 Senior Secured Notes with certain of the holders of the Company’s 2028 Convertible Notes and/or the Company’s 2030 Convertible Notes in a privately negotiated exchange (the “Exchange”) pursuant to Rule 144A under the Securities Act of 1933, as amended.
The transaction included an exchange of approximately (i) $228.8 million principal amount of the 2028 Convertible Notes and (ii) $121.3 million principal amount of the 2030 Convertible Notes, less amounts in lieu of fractional notes, for the 2030 Senior Secured Notes, warrants to purchase 439,919 shares of common stock (the “2030 Private Placement Warrants”), (iii) $10.0 million of cash proceeds, and accrued and unpaid interest on the exchanged 2028 Convertible Notes and 2030 Convertible Notes. The exchange resulted in a $220.0 million gain on debt extinguishment recorded within other income (expenses), net in the unaudited condensed consolidated statements of operations. The gain on debt extinguishment represented the proportional carrying value of the exchanged 2028 Convertible Notes and 2030 Convertible Notes, which in aggregate was $343.9 million, reduced by the collective fair value of the 2030 Senior Secured Notes of $132.0 million and the fair value of the 2030 Private Placement Warrants of $1.9 million, offset by cash received. The fair value of the 2030 Senior Secured Notes was estimated using a Black Derman-Toy lattice model with a yield of approximately 14.6%, synthetic credit rating for the Company, volatility of 32%, and the risk free rate of 3.79% for the expected term associated with the 2030 secured notes. The fair value of the 2030 Private Placement Warrants was estimated using the Black-Scholes-Merton model based on the Company’s closing strike price on the date of extinguishment of $6.23, volatility of 118.60%, and the risk free rate of 3.79% for the expected term associated with the 2030 secured notes. The Company accrued $5.2 million in debt issuance costs primarily consisting of financial advisory, legal, and accounting fees. See 2028 Convertible Notes and 2030 Convertible Notes above for further details on the impacts of the debt extinguishment.
At the Company’s election for any interest period, the 2030 Senior Secured Notes bear interest at a rate of (i) 12.00% per year, if interest is paid in kind, subject to a maximum amount of interest able to be paid in kind, and (ii) 11.00% per year if interest is paid in cash. In each case, interest is payable semi-annually in arrears in January and July of each year, beginning on January 1, 2026. The 2030 Senior Secured Notes will mature on December 30, 2030 unless redeemed in accordance with their terms prior to such date.
The 2030 Senior Secured Notes will be redeemable, in whole or in part, for cash at the Company’s option at any time, and from time to time, at the following redemption prices: on or after the date of issuance to December 31, 2027, at 105.00% of the principal amount of the notes being redeemed, including interest paid in kind, if any, plus accrued and unpaid interest; from January 1, 2028 to December 31, 2028, at 102.50% of the principal amount of the notes being redeemed, including interest paid in kind, if any, plus accrued and unpaid interest; and on or after January 1, 2029, at 100.00% of the principal amount of the notes being redeemed, including interest paid in kind, if any, plus accrued and unpaid interest.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(12,742)	$(12,507)
Net cash (used in) provided by investing activities	(4,674)	1,465
Net cash provided by (used in) financing activities	1,682	(4,185)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	225	187
Net decrease in cash, cash equivalents and restricted cash	$(15,509)	$(15,040)

Operating Activities
During the six months ended June 30, 2025, net cash used in operating activities was $12.7 million, primarily due to our net income of $177.5 million, adjusted for non-cash items of $186.4 million and net cash outflow of $3.9 million from changes in operating assets and liabilities. Non-cash items primarily consisted of a gain on extinguishment of debt of $220.0 million, and a reversal of provision for accounts receivable allowance of $1.5 million, partially offset by depreciation and amortization of $22.2 million, non-cash interest expense of $0.2 million related to debt issuance costs, stock-based compensation expense of $5.7 million, non-cash lease expense of $1.4 million, an impairment of energy storage systems of $1.4 million, and other non-cash items of $1.1 million. The net cash outflow from changes in operating assets and liabilities was primarily driven by a decrease in accounts receivable of $14.8 million, a decrease in inventory of $6.3 million, a decrease in other assets of $1.7 million, partially offset by a decrease in accrued expenses and other liabilities of $1.2 million, an increase in contract origination costs of $0.6 million, an increase in project assets of $2.2 million, a decrease in accounts payable of $18.7 million, a decrease in deferred revenue of $2.8 million, and a decrease in lease liabilities of $1.2 million.
During the six months ended June 30, 2024, net cash used in operating activities was $12.5 million, primarily due to our net loss of $654.6 million, adjusted for non-cash charges of $586.7 million and net cash inflow of $55.4 million from changes in operating assets and liabilities. Non-cash items primarily consisted of depreciation and amortization of $22.2 million, non-cash interest expense of $1.0 million related to debt issuance costs, stock-based compensation expense of $15.2 million, non-cash lease expense of $1.5 million, impairment of energy storage systems of $0.1 million, impairment of right-of-use assets of $2.1 million, impairment of goodwill of $547.2 million and other non-cash items of $0.4 million, partially offset by a change in fair value of derivative liability of $1.5 million, and provision for accounts receivable allowance of $1.5 million. The net cash inflow from changes in operating assets and liabilities was primarily driven by a decrease in accounts receivable of $97.8 million partially from a $33.1 million variable consideration adjustment, and an increase in deferred revenue of $4.3 million, a decrease in other assets of $1.1 million, partially offset by an increase in inventory of $6.5 million, an increase in contract origination costs of $0.7 million, an increase in project assets of $10.8 million, a decrease in accounts payable of $14.9 million, a decrease in accrued expenses and other liabilities of $13.3 million, and a decrease in lease liabilities of $1.5 million.
Investing Activities
During the six months ended June 30, 2025, net cash used in investing activities was $4.7 million, and primarily consisted of $4.6 million in capital expenditures related to internally-developed software.
During the six months ended June 30, 2024, net cash provided by investing activities was $1.5 million, and primarily consisted of $8.3 million in proceeds from maturities of available-for-sale investments, partially offset by $6.6 million in capital expenditures related to internally-developed software, and $0.2 million in purchases of property and equipment.
Financing Activities
During the six months ended June 30, 2025, net cash provided by financing activities was $1.7 million, and primarily consisted of net proceeds from the issuance of senior secured notes of $10.0 million, partially offset by the repayment of financing obligations of $8.4 million.
During the six months ended June 30, 2024, net cash used in financing activities was $4.2 million, and consisted of the repayment of financing obligations of $4.2 million.
Contractual Obligations and Commitments
As of June 30, 2025, except as discussed in Note 13 — Commitments and Contingencies, there have been no material changes to our contractual obligations.
Off-Balance Sheet Arrangements
We are not a party to any off-balance sheet arrangements, including guarantee contracts, retained or contingent interests, or unconsolidated VIEs that either have, or would reasonably be expected to have, a current or future material adverse effect on our unaudited condensed consolidated financial statements.
Critical Accounting Policies and Estimates
A summary of our critical accounting policies and estimates is presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and there have been no material changes to our critical accounting estimates during the three and six months ended June 30, 2025.
Recent Accounting Pronouncements

As of June 30, 2025, there have been no material changes to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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
Based on management’s evaluation (under the supervision and with the participation of our CEO and our CFO) of the effectiveness of the design and operation of our Disclosure Controls as of June 30, 2025, our CEO and CFO have concluded that our Disclosure Controls were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the second quarter of 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Part II - Other Information
ITEM 1. LEGAL PROCEEDINGS
The information with respect to this Item 1 is set forth under Note 13 — Commitments and Contingencies, of the Notes to the unaudited condensed consolidated financial statements in this Report.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Part 1, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, except that the risk factor entitled “We may fail to qualify for continued listing on the NYSE, which could make it more difficult for our stockholders to transact in our shares and reduce the value of their stock.” is hereby removed.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
Except as disclosed in the Current Report on Form 8-K filed on June 30, 2025, there have been no sales of unregistered securities during the three months ended June 30, 2025.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(c) Trading Plans. During the three months ended June 30, 2025, no Section 16 officer or director of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K promulgated under the Exchange Act).

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation, dated April 28, 2021 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 4, 2021).
3.2
Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Stem, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on June, 16, 2025).

3.3	Amended and Restated Bylaws, dated October 27, 2022 (incorporated by reference to Exhibit 3 to the Current Report on Form 8-K filed on October 31, 2022).
4.1
Indenture dated June 30, 2025, by and between Stem, Inc. and U.S. Bank Trust Company, National Association as Trustee and Notes Collateral Agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on June, 30, 2025).

4.2	Form of 12.00%/11.00% Senior Secured PIK Toggle Notes due 2030 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on June 30, 2025).
4.3
Warrant Agreement between Stem, Inc., Computershare Inc. and Computershare Trust Company, N.A., as Warrant Agent (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on June, 30, 2025).

10.1*†	Stem, Inc. Amended and Restated 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 filed on July 9, 2025).
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*Filed herewith
**Furnished herewith
† Management or compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on August 7, 2025.

STEM, INC.

By:	/s/ Brian Musfeldt
Brian Musfeldt
Chief Financial Officer
(Principal Financial Officer)