Form 10-Q
period 2025-09-30
STEM, INC.
filed 2025-10-30
CIK 1758766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————————————
FORM 10-Q
—————————————————

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Outstanding as of October 22, 2025
Common Stock, $0.0001 par value per share	8,390,208

STEM, INC.
Quarterly Report on Form 10-Q
For the Period Ended September 30, 2025

Part I - Financial Information
ITEM 1. FINANCIAL STATEMENTS
STEM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024

ASSETS
Current assets:
Cash and cash equivalents	$43,121	$56,299
Accounts receivable, net of allowances of $7,434 and $9,499 as of September 30, 2025 and December 31, 2024, respectively	35,836	59,316
Inventory	5,165	10,920
Other current assets	9,634	10,082
Total current assets	93,756	136,617
Energy storage systems, net	47,894	58,820
Contract origination costs, net	8,663	9,681
Intangible assets, net	129,169	143,912
Operating lease right-of-use assets	10,147	12,574
Other noncurrent assets	72,978	75,755
Total assets	$362,607	$437,359
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$10,986	$30,147
Accrued liabilities	29,913	25,770
Accrued payroll	8,389	6,678
Financing obligation, current portion	14,181	16,521
Deferred revenue, current portion	43,104	43,255
Other current liabilities	6,988	6,429
Total current liabilities	113,561	128,800
Deferred revenue, noncurrent	85,817	85,900
Asset retirement obligation	4,314	4,203
Convertible notes, noncurrent	183,389	525,922
Senior secured notes, noncurrent	127,609	—
Financing obligation, noncurrent	31,091	41,627
Warrant liability	6,089	—
Lease liabilities, noncurrent	10,653	13,336
Other liabilities	35,193	35,404
Total liabilities	597,716	835,192
Commitments and contingencies (Note 13)
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized as of September 30, 2025 and December 31, 2024; zero shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 250,000,000 and 500,000,000 shares authorized as of September 30, 2025 and December 31, 2024, respectively; 8,389,951 and 8,139,884 issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	1	16
Additional paid-in capital	1,236,905	1,228,042
Accumulated other comprehensive income	175	76
Accumulated deficit	(1,472,768)	(1,626,508)
Total Stem stockholders’ deficit	(235,687)	(398,374)
Non-controlling interests	578	541
Total stockholders’ deficit	(235,109)	(397,833)
Total liabilities and stockholders’ deficit	$362,607	$437,359
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STEM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue
Services and other revenue	$18,409	$22,143	$56,982	$52,086
Hardware revenue	19,828	7,148	52,141	36,673
Total revenue	38,237	29,291	109,123	88,759
Cost of Revenue
Cost of services and other	11,975	15,687	37,650	36,626
Cost of hardware	12,682	7,408	34,555	60,753
Total cost of revenue	24,657	23,095	72,205	97,379
Gross profit (loss)	13,580	6,196	36,918	(8,620)
Operating expenses:
Sales and marketing	6,979	8,216	21,021	30,286
Research and development	6,916	11,086	28,237	40,503
General and administrative	12,536	27,212	35,002	61,618
Impairment of parent company guarantees	—	104,134	—	104,134
Impairment of goodwill	—	—	—	547,152
Total operating expenses	26,431	150,648	84,260	783,693
Loss from operations	(12,851)	(144,452)	(47,342)	(792,313)
Other (expense) income, net:
Interest expense	(7,270)	(4,512)	(15,632)	(13,850)
Gain on extinguishment of debt	—	—	220,047	—
Change in fair value of derivative liability	—	—	—	1,477
Change in fair value of warrant liability	(4,190)	—	(4,190)	—
Other income, net	379	793	1,249	2,153
Total other (expense) income, net	(11,081)	(3,719)	201,474	(10,220)
(Loss) income before provision for income taxes	(23,932)	(148,171)	154,132	(802,533)
Benefit from (provision for) income taxes	141	(129)	(392)	(344)
Net (loss) income	$(23,791)	$(148,300)	$153,740	$(802,877)

Net (loss) income per share attributable to common stockholders, basic	$(2.84)	$(18.24)	$18.52	$(99.74)
Net loss per share attributable to common stockholders, diluted	$(2.84)	$(18.24)	$(7.33)	$(99.74)

Numerator used to compute net (loss) income per share:
Net (loss) income attributable to Stem common stockholders, basic	$(23,791)	$(148,300)	$153,740	$(802,877)
Net loss attributable to Stem common stockholders, diluted (Note 10)	$(23,791)	$(148,300)	$(61,996)	$(802,877)

Weighted-average shares used in computing net (loss) income per share to common stockholders, basic	8,376,032	8,131,700	8,301,432	8,049,851
Weighted-average shares used in computing net loss per share to common stockholders, diluted	8,376,032	8,131,700	8,452,552	8,049,851
The accompanying notes are an integral part of these condensed consolidated financial statements.

STEM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net (loss) income	$(23,791)	$(148,300)	$153,740	$(802,877)
Other comprehensive (loss) income:
Unrealized gain on available-for-sale securities	—	—	—	3
Foreign currency translation adjustment	(173)	208	99	341
Total other comprehensive (loss) income	$(23,964)	$(148,092)	$153,839	$(802,533)
The accompanying notes are an integral part of these condensed consolidated financial statements.

STEM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(UNAUDITED)
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non-controlling Interests	Total Stockholders’ Deficit
	Shares	Amount
Balance as of January 1, 2025	8,139,884	$16	$1,228,042	$76	$(1,626,508)	$541	$(397,833)
Issuance of common stock upon release of restricted stock units	177,708	1	—	—	—	—	1
Stock-based compensation	—	—	5,718	—	—	—	5,718
Foreign currency translation adjustments	—	—	—	190	—	—	190
Net loss	—	—	—	—	(25,000)	—	(25,000)
Balance as of March 31, 2025	8,317,592	17	1,233,760	266	(1,651,508)	541	(416,924)
Issuance of common stock upon release of restricted stock units	41,050	—	—	—	—	—	—
Stock-based compensation	—	—	795	—	—	—	795
Foreign currency translation adjustments	—	—	—	82	—	—	82
Adjustment due to reverse stock split (Note 2)	(90)	(16)	16	—	—	—	—
Contributions from non-controlling interests	—	—	—	—	—	37	37
Net income	—	—	—	—	202,531	—	202,531
Balance as of June 30, 2025	8,358,552	$1	$1,234,571	$348	$(1,448,977)	$578	$(213,479)
Issuance of common stock upon release of restricted stock units	31,399	—	—	—	—	—	—
Stock-based compensation	—	—	2,334	—	—	—	2,334
Foreign currency translation adjustments	—	—	—	(173)	—	—	(173)
Net loss	—	—	—	—	(23,791)	—	(23,791)
Balance as of September 30, 2025	8,389,951	$1	$1,236,905	$175	$(1,472,768)	$578	$(235,109)
The accompanying notes are an integral part of these condensed consolidated financial statements.

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Non-controlling Interests	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of January 1, 2024	7,796,644	$16	$1,198,716	$(42)	$(772,494)	$485	$426,681
Issuance of common stock upon release of restricted stock units	131,623	—	—	—	—	—	—
Issuance of fully vested restricted stock units for employee bonuses (Note 9)	148,072	—	8,114	—	—	—	8,114
Stock-based compensation	—	—	9,367	—	—	—	9,367
Unrealized gain on available-for-sale securities	—	—	—	3	—	—	3
Foreign currency translation adjustments	—	—	—	193	—	—	193
Net loss	—	—	—	—	(72,307)	—	(72,307)
Balance as of March 31, 2024	8,076,339	16	1,216,197	154	(844,801)	485	372,051
Issuance of common stock upon release of restricted stock units	53,037	—	—	—	—	—	—
Stock-based compensation	—	—	7,542	—	—	—	7,542
Foreign currency translation adjustments	—	—	—	(60)	—	—	(60)
Net loss	—	—	—	—	(582,270)	—	(582,270)
Balance as of June 30, 2024	8,129,376	$16	$1,223,739	$94	$(1,427,071)	$485	$(202,737)
Issuance of common stock upon release of restricted stock units	6,361	—	—	—	—	—	—
Stock-based compensation	—	—	7,218	—	—	—	7,218
Foreign currency translation adjustments	—	—	—	208	—	—	208
Contributions from non-controlling interests	—	—	—	—	—	56	56
Net loss	—	—	—	—	(148,300)	—	(148,300)
September 30, 2024	8,135,737	$16	$1,230,957	$302	$(1,575,371)	$541	$(343,555)
The accompanying notes are an integral part of these condensed consolidated financial statements.

STEM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2025	2024
OPERATING ACTIVITIES
Net income (loss)	$153,740	$(802,877)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	33,100	33,227
Non-cash interest expense, including interest expenses associated with debt issuance costs	751	1,565
Stock-based compensation	7,929	21,716
Change in fair value of derivative liability	—	(1,477)
Change in fair value of warrant liability	4,190	—
Non-cash lease expense	2,058	2,251
Accretion of asset retirement obligations	178	177
Impairment loss of energy storage systems	1,413	357
Loss on disposal and abandonment of property, plant and equipment	842	—
Impairment loss of project assets	1,130	641
Impairment loss of right-of-use assets	1,357	2,096
Impairment of parent company guarantees	—	104,134
Impairment of goodwill	—	547,152
Net accretion of discount on investments	—	(29)
Provision for (recovery of) credit losses on accounts receivable	2,052	(3,229)
Gain on extinguishment of debt	(220,047)	—
Other	(9)	(157)
Changes in operating assets and liabilities:
Accounts receivable	21,364	106,920
Inventory	5,755	(7,285)
Other assets	2,588	12,447
Contract origination costs, net	(953)	(927)
Project assets	(2,074)	(7,382)
Accounts payable	(19,171)	(30,675)
Accrued expenses and other liabilities	6,027	(19,935)
Deferred revenue	(235)	21,531
Lease liabilities	(3,340)	(2,181)
Net cash used in operating activities	(1,355)	(21,940)
INVESTING ACTIVITIES
Proceeds from maturities of available-for-sale investments	—	8,250
Capital expenditures on internally-developed software	(5,675)	(8,868)
Purchase of property and equipment	—	(228)
Net cash used in investing activities	(5,675)	(846)
FINANCING ACTIVITIES
Repayment of financing obligations	(10,873)	(6,998)
Proceeds from issuance of senior secured notes, net of issuance costs of $5,246 and $0 for the nine months ended September 30, 2025 and 2024, respectively	4,754	—
Investment from non-controlling interests, net	37	56
Net cash used in financing activities	(6,082)	(6,942)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(66)	403
Net decrease in cash, cash equivalents and restricted cash	(13,178)	(29,325)
Cash, cash equivalents and restricted cash, beginning of year	58,085	106,475
Cash, cash equivalents and restricted cash, end of period	$44,907	$77,150
The accompanying notes are an integral part of these condensed consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$10,471	$9,387

RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH WITHIN THE UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS TO THE AMOUNTS SHOWN IN THE STATEMENTS OF CASH FLOWS ABOVE:
Cash and cash equivalents	$43,121	$75,364
Restricted cash included in other noncurrent assets	1,786	1,786
Total cash, cash equivalents, and restricted cash	$44,907	$77,150
The accompanying notes are an integral part of these condensed consolidated financial statements.

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    BUSINESS
Description of the Business
Stem, Inc., together with its consolidated subsidiaries (“Stem,” the “Company,” “we,” “us,” or “our”), is a global leader reimagining technology to support the energy transition. We help asset owners, operators, and stakeholders benefit from the full value of their energy portfolio by enabling the intelligent development, deployment and operation of clean energy assets.
PowerTrack is our integrated suite of software and solutions for solar, storage and hybrid assets. Within the PowerTrack product suite we offer PowerTrack Software, PowerTrack Energy Management System, PowerTrack Supervisory Control and Data Acquisition (“SCADA”), PowerTrack Power Plant Controller (“PPC”), PowerTrack Logger and PowerTrack Optimizer.
The PowerTrack Software for solar monitoring and analytics enables the standardization of energy portfolios on one hardware agnostic application. Our commercial- and utility-scale edge hardware solutions are original equipment manufacturer (“OEM”)-agnostic devices that are used to connect customers’ solar and storage assets to our software applications in a unified view. Our Managed Services are full lifecycle, storage services covering the design, procurement, commissioning, operation and optimization of energy storage and hybrid systems, enabled by our PowerTrack Optimizer software. Our comprehensive suite of Professional Services supports solar and storage projects through every stage of the project lifecycle, offering the expertise needed to navigate complexity and scale clean energy portfolios.
Stem, Inc. was incorporated on March 16, 2009 in the State of Delaware and is headquartered in Houston, Texas.
Liquidity
As of September 30, 2025, we had cash and cash equivalents of $43.1 million, an accumulated deficit of $1,472.8 million, net accounts receivable of $35.8 million, and negative working capital, which we define as current assets less current liabilities, of $19.8 million. During the nine months ended September 30, 2025, we recognized net income of $153.7 million and had negative cash flows from operating activities of $1.4 million. As of September 30, 2025, our principal sources of liquidity were cash and cash equivalents totaling $43.1 million, which were held for working capital purposes and for investment growth opportunities. As of September 30, 2025, we believe that our cash position, as well as expected collections from accounts receivable, is sufficient to meet our capital and liquidity requirements for at least the next 12 months.
Our business prospects are subject to various risks, expenses and uncertainties, including those discussed in Part I. Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The attainment of profitable operations is dependent upon future events, including continued execution of our software and services-oriented strategy, the successful delivery of AI-enabled software and edge device capabilities to our customers, securing new customers and maintaining current ones, and motivating, hiring and retaining appropriate personnel. Failure to generate sufficient revenues, achieve planned gross margins and operating profitability, control operating costs, or secure additional funding as required may require us to modify, delay or abandon some of our planned future expansion or development, or to otherwise enact operating cost reductions available to management, which could have a material adverse effect on our business, operating results and financial condition.
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X, assuming the Company will continue as a going concern. Accordingly, the consolidated balance sheet at December 31, 2024 has been derived from the audited financial statements at that date, but certain notes or other information that are normally required by GAAP have been omitted if they substantially duplicate the disclosures contained in the Company’s annual audited consolidated financial statements. In the opinion of the Company’s management, all normal and recurring adjustments considered necessary for a fair statement of the results for the interim period presented have been included in the accompanying unaudited condensed consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2024. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or for any other future interim period or year.
On June 23, 2025, we effected a 1-for-20 reverse stock split, which reduced the number of our shares of common stock outstanding on that date from 167,169,140 shares to 8,358,370 shares. The number of authorized shares of our common stock has been reduced from 500.0 million shares to 250.0 million shares and the number of authorized shares of preferred stock

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
The following table summarizes the carrying values of the assets and liabilities of the DevCo JVs that were consolidated by the Company as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$199	$1,556
Other current assets	—	18
Other noncurrent assets	17,360	16,415
Total assets	17,559	17,989
Liabilities
Accounts payable	167	1,284
Other current liabilities	3	114
Total liabilities	$170	$1,398

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The Company did not make any material capital investment contributions during the three and nine months ended September 30, 2025 and 2024. The net loss from the DevCo JVs was $0.2 million and $1.3 million during the three and nine months ended September 30, 2025, respectively, and immaterial during the three and nine months ended September 30, 2024.
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
Segment Information
Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is the CODM. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, management has determined that the Company has one operating segment that focuses exclusively on innovative technology services that transform the way energy is distributed and consumed. Net assets outside of the U.S. were less than 10% of total net assets as of September 30, 2025 and December 31, 2024.
Accounts Receivable, Net
Accounts Receivable are stated at amounts estimated by management to be equal to their net realizable values. Accounts receivable also includes unbilled accounts receivable, which is composed of milestone development activities of noncancellable purchase orders and monthly energy optimization services provided and recognized but not yet invoiced as of the end of the reporting period. The allowance for credit losses is the Company's best estimate of the amount of expected credit losses. The expectation of collectability is based on the Company's review of credit profiles of customers, contractual terms and conditions, current economic trends, and historical payment experience. If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectability of those balances and an allowance is recorded accordingly. The total allowance for credit losses balance was $7.6 million and $9.8 million, of which the current portion was $7.4 million and $9.5 million as of September 30, 2025 and December 31, 2024, respectively.
The following table presents the changes in the current expected credit losses during the nine months ended September 30, 2025 and the year ended December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Balance as of beginning of period	$9,794	$5,953
Provision for expected credit losses	2,052	3,978
Write-offs, recoveries and other charges against allowance	(4,286)	(137)
Balance as of end of period	$7,560	$9,794
Concentration of Credit Risk and Other Uncertainties
Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents and accounts receivable. The Company’s cash balances are primarily invested in money market funds or on deposit at high credit quality financial institutions in the U.S. The Company’s cash and cash equivalents are held at financial institutions where account balances may at times exceed federally insured limits. Management believes the Company is not exposed to significant credit risk due to the financial strength of the depository institutions in which the cash is held. The Company has no financial instruments with off-balance sheet risk of loss.

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The net book value of unbilled receivables, current are $2.9 million and $7.8 million as of September 30, 2025 and December 31, 2024, respectively. Unbilled receivables, current are included in accounts receivable, net. The net book value of unbilled receivables, noncurrent are $5.8 million and $5.9 million as of September 30, 2025 and December 31, 2024, respectively. Unbilled receivables, noncurrent are included in other noncurrent assets.
Significant Customers
A significant customer represents 10% or more of the Company’s total revenue or accounts receivable, net balance at each reporting date. For each significant customer, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable were as follows:

	Accounts Receivable		Revenue		Revenue
	September 30,	December 31,	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024	2025	2024
Customers:
Customer A	25%	28%	*	*	*	*
Customer B	*	20%	*	*	*	*
Customer C	*	*	11%	*	*	*
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
Financial assets and liabilities held by the Company measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 include cash and cash equivalents, convertible notes, and warrant liability.

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Reclassifications
Certain prior year amounts have been reclassified for consistency with the current year presentation. Such reclassifications have no impact on previously reported net (loss) income, stockholders’ deficit or cash flows. A reclassification of $0.6 million from deferred costs with suppliers to other current assets was made to the December 31, 2024 balance sheet to conform to the September 30, 2025 presentation. This change had no impact to total current assets. For the nine months ended September 30, 2024, a $5.3 million net cash inflow was reclassified from changes in deferred costs with suppliers to changes in other assets. This change had no impact to net cash used in operating activities.
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
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which introduces a practical expedient permitting an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses on current accounts receivable and current contract assets under ASC Topic 606, Revenue from Contracts with Customers. This update is effective prospectively for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, though early adoption is permitted. The Company is currently evaluating the ASU to determine its impact on the Company’s disclosures.
In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which clarifies and modernizes the guidance to reflect the evolution of software development from a sequential to an agile development method. The amendments in this update remove all references to project stages to reflect this change in software development and requires capitalization of software costs to begin when management has authorized and committed to funding the project and it is probable the project will be completed and used to perform the intended function. The amendments do not change what internal-use software costs can be capitalized or when such capitalization ceases. This update is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, though early adoption is permitted as of the beginning of an annual reporting period. The amendments may be adopted either prospectively, using a modified transition approach, or retrospectively. The Company is currently evaluating the ASU to determine its impact on the Company’s disclosures.
3.    REVENUE
Disaggregation of Revenue
The Company’s disaggregation of revenue has been adjusted to better align the classification of revenues with the Company’s business strategy announced in 2024. Prior period comparable results have been disaggregated to reflect the change in presentation. This change did not have an impact on consolidated total revenue.
Product line revenue, as presented below, depicts the nature, amount and timing of revenue for the Company’s various offerings.
PowerTrack Software – Recurring Software as a Service (“SaaS”) revenue from our PowerTrack platform supporting customer-owned clean energy assets.

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Edge Hardware – Sales of edge device hardware to aid in the collection of site data and the real-time operation and control of sites.
Project and Professional Services & Other – Full lifecycle energy services including development and engineering, procurement and integration, performance and operations support, and revenue tied to DevCo JVs.
Managed Services – Includes (1) recurring revenue related to the operation and optimization of energy storage and hybrid portfolios managed by Stem, (2) full lifecycle, storage services covering the design, procurement and commissioning of energy storage and hybrid systems and (3) Host Customer recurring and merchant revenues.
Battery Hardware Resale – Sales of energy storage systems through partnership arrangements.
The following table provides information on the disaggregation of revenue as recorded in the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
PowerTrack software	$9,380	$8,488	$27,755	$24,185
Edge hardware	15,558	13,202	37,907	32,384
Project and professional services & other	2,475	6,857	6,621	9,540
Subtotal	27,413	28,547	72,283	66,109
Managed services	6,554	6,798	22,606	18,361
Battery hardware resale	4,270	(6,054)	14,234	4,289
Total revenue	$38,237	$29,291	$109,123	$88,759
The following table summarizes reportable revenue by geographic regions determined based on the location of the customers (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States	$36,066	$27,425	$102,563	$84,361
Rest of the world	2,171	1,866	6,560	4,398
Total revenue	$38,237	$29,291	$109,123	$88,759
Remaining Performance Obligations

The Company’s remaining performance obligations represent the unrecognized revenue value of its contractual commitments, which include deferred revenue and amounts that will be billed and recognized as revenue in future periods. As of September 30, 2025, the Company had $389.4 million of remaining performance obligations, of which, we expect to recognize in revenue approximately 18% in the next 12 months, with the remainder recognized in revenue in periods thereafter.

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Contract Balances
Deferred revenue primarily includes cash received in advance of revenue recognition related to PowerTrack software and optimization services and incentives. The following table presents the changes in the deferred revenue balance during the nine months ended September 30, 2025 and September 30, 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024
Beginning balance	$129,155	$142,647
Upfront payments received from customers	39,618	62,875
Upfront or annual incentive payments received	1,497	1,580
Revenue recognized related to amounts that were included in beginning balance of deferred revenue	(37,902)	(32,287)
Revenue recognized related to deferred revenue generated during the period	(2,567)	(10,636)
Write-off of deferred revenue (1)	(880)	(6,614)
Ending balance	$128,921	$157,565
(1) Deferred revenue written off against the associated receivables in connection to terminated projects, contract restructurings, and the parent company guarantee arrangements discussed below.

Parent Company Guarantees
Prior to July 2023, the Company agreed in certain customer contracts to provide a parent company guarantee (“PCG”) that the value of purchased hardware will not decline for a certain period of time. Under such PCGs, if these customers were unable to install or designate the hardware to a specified project within such period of time, the Company would be required to assist the customer in re-marketing the hardware for resale by the customer. If a resale were not to occur, the hardware would be appraised utilizing a third party. Such PCGs provided that, in such cases, if the customer resold the hardware for less than the amount initially sold to the customer or the appraisal value is less than the hardware purchase price, the Company would be required to compensate the customer for any shortfall in fair value for the hardware from the initial contract price. The Company accounted for such contractual terms and guarantees as variable consideration at each measurement date. The Company updated its estimate of variable consideration each quarter with respect to the outstanding guarantees, including changes in estimates related to such guarantees, for facts or circumstances that have changed from the time of the initial estimate. As a result, the Company recorded net revenue reductions of $5.6 million and $38.7 million in hardware revenue during the three and nine months ended September 30, 2024, respectively. The overall reduction in revenue was related to deliveries that occurred prior to 2024.
There are no remaining PCGs outstanding, and the Company expects no future impact on its financial results as a result of PCGs.
Impairment and Accounts Receivable Write-Off
For those contracts where the customers invoked PCG protection pursuant to the applicable contract, the Company worked actively to remarket the remaining systems subject to PCG with a wide variety of potential customers. Despite such efforts, such negotiations resulted in limited transactions with mutually agreed upon pricing and terms. As stated above, under contracts containing a PCG provision, in the event that the Company and the customer are unable to remarket and sell the relevant assets, the customer was obligated to engage a third party to appraise the fair market value of the remaining hardware. None of our customers obtained such third party hardware appraisal. Given the uncertainty of collection from the original customers of due and unpaid amounts in those cases where the Company believes it has enforceable rights of recovery, the Company believed the likelihood for collection of the accounts receivable outstanding relating to hardware subject to these PCG’s was no longer probable. Accordingly, the Company wrote-off the remaining receivables of $104.1 million during the three months ended September 30, 2024, offset by $1.6 million for amounts previously provided for on these receivables and recorded within general and administrative expense in the unaudited condensed consolidated statements of operations. As of June 30, 2025, the Company entered into an arrangement to recover $3.5 million of the receivables previously written off. As of September 30, 2025, the Company has recovered $2.7 million. The Company continues to pursue remedies with respect to its enforceable rights under applicable contracts.

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
4.    FAIR VALUE MEASUREMENTS
Fair value accounting is applied for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. On September 30, 2025 and December 31, 2024, the carrying amount of accounts receivable, other current assets, accounts payable, and accrued and other current liabilities approximated their estimated fair value due to their relatively short maturities.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table provides the financial instruments measured at fair value (in thousands):

	September 30, 2025
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market fund	$17,954	$—	$—	$17,954
Total financial assets	$17,954	$—	$—	$17,954

Liabilities:
Warrant liability	$—	$—	$6,089	$6,089

	December 31, 2024
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market fund	$37,108	$—	$—	$37,108
Total financial assets	$37,108	$—	$—	$37,108
The Company’s money market funds are classified as Level 1 because they are valued using quoted market prices. Warrant liability is classified as Level 3 in the fair value hierarchy because its valuation is based on significant unobservable inputs, which incorporate the Company’s own assumptions in valuation techniques used to determine fair value; further discussion of these assumptions is set forth below. There were no transfers into or out of Level 3 of the fair value hierarchy during the periods presented.
Fair Value of Convertible Promissory Notes
The convertible notes are recorded at face value less unamortized debt issuance costs (see Note 7 — Debt for additional details) on the unaudited condensed consolidated balance sheets as of September 30, 2025. As of September 30, 2025 and December 31, 2024, the estimated fair value of the 0.50% Green Convertible Notes due 2028 (the “2028 Convertible Notes”) was $17.9 million and $77.3 million, respectively, based on Level 2 quoted bid prices of the convertible notes in an over-the-counter market on the last trading date of the reporting period. As of September 30, 2025 and December 31, 2024, the estimated fair value of the 4.25% Green Convertible Senior Notes due 2030 (the “2030 Convertible Notes”) was $33.1 million and $65.4 million, respectively, based on Level 2 quoted bid prices of the convertible notes in an over-the-counter market on the last trading date of the reporting period.
Private Warrant Liability
As discussed in Note 8 — Warrants, under a warrant agreement dated June 30, 2025, the Company issued 439,919 warrants (the “2030 Private Placement Warrants”), each of which entitled the holder to purchase one share of common stock at an exercise price of $30.00.
Upon issuance, these warrants met the criteria for liability classification. The fair value of the 2030 Private Placement Warrants as of September 30, 2025 was determined using the Black-Scholes-Merton model. Inputs include exercise price, volatility, fair value of common stock, expected term, expected dividend rate and risk-free interest rate.

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The key assumptions used for the valuation of the private warrant liability upon remeasurement were as follows:

Nine Months Ended September 30,
2025
Volatility	118.6%
Risk-free interest rate	3.7%
Expected term (in years)	5.1
Dividend yield	—%
The following table presents the changes in the liability for the Company’s warrants during the nine months ended September 30, 2025 (in thousands):

Warrant Liability
Beginning balance	$—
Issuance of warrants	1,899
Changes in estimated fair value	4,190
Ending balance	$6,089
5.    INTANGIBLE ASSETS, NET
Intangible assets, net, consists of the following (in thousands):

	September 30,	December 31,
	2025	2024
Developed technology	$32,618	$32,618
Trade name	11,300	11,300
Customer relationships	106,800	106,800
Internally developed software	87,896	81,314
Intangible assets	238,614	232,032
Less: Accumulated amortization	(109,435)	(88,094)
Currency translation adjustment	(10)	(26)
Total intangible assets, net	$129,169	$143,912
Amortization expense for intangible assets was $7.2 million and $7.0 million for the three months ended September 30, 2025 and 2024, respectively, and $21.4 million and $20.3 million for the nine months ended September 30, 2025 and 2024, respectively.
6.    ENERGY STORAGE SYSTEMS, NET
Energy storage systems, net, consists of the following (in thousands):

	September 30,	December 31,
	2025	2024
Energy storage systems placed into service	$135,475	$137,616
Less: accumulated depreciation	(88,818)	(81,305)
Energy storage systems not yet placed into service	1,237	2,509
Total energy storage systems, net	$47,894	$58,820
Depreciation expense for energy storage systems was approximately $3.1 million and $3.5 million for the three months ended September 30, 2025 and 2024, respectively, and approximately $9.4 million and $10.0 million for the nine months ended September 30, 2025 and 2024, respectively. Depreciation expense is recognized in cost of services and other revenue.

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
We did not recognize impairment expense for energy storage systems during the three months ended September 30, 2025. For the three months ended September 30, 2024, impairment expense for energy storage systems was approximately $0.3 million, and approximately $1.4 million and $0.4 million for the nine months ended September 30, 2025 and 2024, respectively. Impairment expense is recognized in cost of services and other revenue.
7.    DEBT
2028 Convertible Notes and 2028 Capped Call Options
2028 Convertible Notes
On November 22, 2021, the Company issued $460.0 million aggregate principal amount of its 2028 Convertible Notes in a private placement offering to qualified institutional buyers (the “2021 Initial Purchasers”) pursuant to Rule 144A under the Securities Act of 1933, as amended.
The 2028 Convertible Notes are senior, unsecured obligations of the Company and bear interest at a rate of 0.5% per year, payable in cash semi-annually in arrears in June and December of each year. The remaining 2028 Convertible Notes will mature on December 1, 2028, unless earlier repurchased, redeemed or converted in accordance with their terms prior to such date. Upon conversion, the Company may choose to pay or deliver, as the case may be, cash, shares of its common stock or a combination of cash and shares of common stock. The 2028 Convertible Notes are redeemable for cash at the Company’s option at any time given certain conditions (as discussed below). At the time of issuance, the initial conversion rate was 34.1965 shares of common stock per $1,000 principal amount of 2028 Convertible Notes, which was equivalent to an initial conversion price of approximately $29.24 per share of the Company’s common stock. As a result of the reverse stock split discussed in Note 2 — Summary of Significant Accounting Policies under “Basis of Presentation”, the conversion rate was adjusted to 1.7098 shares of common stock per $1,000 principal amount, which is equivalent to a conversion price of approximately $584.86 (the “2028 Conversion Price”) per share of the Company’s common stock. The conversion rate is subject to customary adjustments for certain events as described in the related indenture.
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
Upon adoption of ASU 2020-06, the Company allocated all of the debt discount to long-term debt. The debt discount is amortized to interest expense using the effective interest method, computed to be 0.9%, over the life of the 2028 Convertible Notes or approximately its seven-year term. The outstanding 2028 Convertible Notes balances as of September 30, 2025 and December 31, 2024 are summarized in the following table (in thousands):

	September 30, 2025	December 31, 2024
Long Term Debt
Outstanding principal	$68,206	$297,024
Unamortized 2021 Initial Purchasers’ debt discount and debt issuance cost	(968)	(5,200)
Net carrying amount	$67,238	$291,824

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents total interest expense recognized related to the 2028 Convertible Notes during the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cash interest expense
Contractual interest expense	$85	$371	$828	$1,114
Non-cash interest expense
Amortization of debt discount and debt issuance cost	75	326	730	975
Total interest expense	$160	$697	$1,558	$2,089
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
The 2028 Capped Calls are considered separate transactions entered into by and between the Company and the 2028 Capped Calls counterparties, and are not part of the terms of the 2028 Convertible Notes. The Company recorded a reduction to additional paid-in capital of $66.7 million during the year ended December 31, 2021 related to the premium payments for the 2028 Capped Calls. These instruments meet the conditions outlined in FASB ASU 2022-01 Topic 815, Derivatives and Hedging (“ASC 815”) to be classified in stockholders’ deficit and are not subsequently remeasured as long as the conditions for equity classification continue to be met.
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
The outstanding 2030 Convertible Notes balances as of September 30, 2025 and December 31, 2024 are summarized in the following table (in thousands):

	September 30, 2025	December 31, 2024
Long Term Debt
Outstanding principal	$118,690	$240,000
Unamortized 2023 Initial Purchasers’ debt discount and debt issuance cost	(2,539)	(5,901)
Net carrying amount	$116,151	$234,099
The debt discount and debt issuance costs are amortized to interest expense using the effective interest method, computed to be 4.70%, over the life of the 2030 Convertible Notes or its approximately seven-year term.
The following table presents total interest expense recognized related to the 2030 Convertible Notes during the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cash interest expense
Contractual interest expense	$1,261	$2,550	$6,361	$7,650
Non-cash interest expense
Amortization of debt discount and debt issuance cost	128	249	637	738
Total interest expense	$1,389	$2,799	$6,998	$8,388
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
The 2030 Capped Calls are considered separate transactions entered into by and between the Company and the 2030 Capped Calls counterparties, and are not part of the terms of the 2030 Convertible Notes. The Company recorded a reduction to additional paid-in capital of $27.8 million during the second quarter of 2023 related to the premium payments for the 2030 Capped Calls. These instruments meet the conditions outlined in ASC 815 to be classified in stockholders’ deficit and are not subsequently remeasured as long as the conditions for equity classification continue to be met.

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
The transaction included an exchange of approximately (i) $228.8 million principal amount of the 2028 Convertible Notes and (ii) $121.3 million principal amount of the 2030 Convertible Notes, less amounts in lieu of fractional notes, for the 2030 Senior Secured Notes, warrants to purchase 439,919 shares of common stock (the “2030 Private Placement Warrants”), (iii) $10.0 million of cash proceeds, and accrued and unpaid interest on the exchanged 2028 Convertible Notes and 2030 Convertible Notes. The exchange resulted in a $220.0 million gain on debt extinguishment recorded within other income (expenses), net in the unaudited condensed consolidated statements of operations. The gain on debt extinguishment represented the proportional carrying value of the exchanged 2028 Convertible Notes and 2030 Convertible Notes, which in aggregate was $343.9 million, reduced by the collective fair value of the 2030 Senior Secured Notes of $132.0 million and the fair value of the 2030 Private Placement Warrants of $1.9 million, offset by cash received. The fair value of the 2030 Senior Secured Notes was estimated using a Black Derman-Toy lattice model with a yield of approximately 14.6%, synthetic credit rating for the Company, volatility of 32%, and the risk free rate of 3.79% for the expected term associated with the 2030 secured notes. The fair value of the 2030 Private Placement Warrants was estimated using the Black-Scholes-Merton model based on the Company’s closing strike price on the date of extinguishment of $6.23, volatility of 118.6%, and the risk free rate of 3.79% for the expected term associated with the 2030 secured notes. The Company accrued $5.2 million in debt issuance costs primarily consisting of financial advisory, legal, and accounting fees.
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
The outstanding 2030 Senior Secured Notes balances as of September 30, 2025 are summarized in the following table (in thousands):

September 30, 2025
Long Term Debt
Outstanding principal	$155,427
Unamortized debt discount and debt issuance cost	(27,818)
Net carrying amount	$127,609
The debt discount and debt issuance costs are amortized to interest expense using the effective interest method computed to be 16.9% at the time of issuance of the 2030 Senior Secured Notes.

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents total interest expense recognized related to the 2030 Senior Secured Notes during the three and nine ended September 30, 2025 (in thousands):

Three and Nine Months Ended September 30,
2025
Cash interest expense
Contractual interest expense	$4,322
Non-cash interest expense
Amortization of debt discount and debt issuance cost	900
Total interest expense	$5,222
8.    WARRANTS
2030 Private Placement Warrants
In connection with the Exchange, the Company issued 439,919 of 2030 Private Placement Warrants, under a warrant agreement dated June 30, 2025, each of which entitles the holder to purchase one share of common stock at an exercise price of $30.00.
Upon issuance, these warrants met the criteria for liability classification, resulting in a warrant liability of $1.9 million. The 2030 Private Placement Warrants were remeasured to fair value as of September 30, 2025, resulting in a warrant liability of $6.1 million. During the three months ended September 30, 2025, the Company recorded a related loss on remeasurement of $4.2 million in “change in fair value of warrant liability” in the condensed consolidated statements of operation. See Note 4 — Fair Value Measurements and Note 7 — Debt for additional details.
9.    STOCK-BASED COMPENSATION
Equity Incentive Plans
In May 2024, the Company adopted the 2024 Equity Incentive Plan (as amended, the “2024 Plan”). Under the 2024 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), and other awards that are settled in shares of the Company’s common stock.

Stock Options
The following table summarizes the stock option activity for the period ended September 30, 2025:

	Number of Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Balances as of December 31, 2024	427,463	$111.77	2.8	$—
Options granted	39,413	7.64
Options forfeited and cancelled	(270,309)	108.66
Balances as of September 30, 2025	196,567	$95.07	5.9	$389
Options vested and exercisable — September 30, 2025	139,763	$110.73	4.7	$3
As of September 30, 2025, the Company had approximately $1.0 million of remaining unrecognized stock-based compensation expense for stock options, which is expected to be recognized over a weighted average period of 1.0 years.

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Restricted Stock Units
The following table summarizes the RSU activity for the period ended September 30, 2025:

	Number of RSUs Outstanding (1)	Weighted-Average Grant Date Fair Value Per Share
Balances as of December 31, 2024	614,103	$61.14
RSUs granted	609,177	8.80
RSUs vested	(250,157)	103.60
RSUs forfeited	(233,243)	41.98
Balances as of September 30, 2025	739,880	$18.58
(1) Includes certain restricted stock units with service and market-based vesting criteria.
As of September 30, 2025, the Company had approximately $8.2 million of remaining unrecognized stock-based compensation expense for RSUs, which is expected to be recognized over a weighted average period of 1.3 years.
During the three months ended March 31, 2024, the Company issued 0.1 million shares of common stock through the Company’s annual incentive program under the Company’s 2021 Equity Incentive Plan.
Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense recorded in each component of operating expenses in the Company’s unaudited condensed consolidated statements of operations and comprehensive (loss) income for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Sales and marketing	$324	$130	$723	$2,488
Research and development	877	2,038	2,736	6,154
General and administrative (1)	1,016	4,364	4,470	13,074
Total stock-based compensation expense	$2,217	$6,532	$7,929	$21,716
(1) Stock-based compensation expense recorded in general and administrative expense includes $0.2 million of expenses relating to RSUs granted to non-employee consultants.
Stock-based compensation expense associated with research and development of $0.1 million and $0.7 million corresponding to internal-use software, were capitalized during the three months ended September 30, 2025 and 2024, respectively. Stock-based compensation expense associated with research and development of $0.9 million and $2.4 million were capitalized as internal-use software during the nine months ended September 30, 2025 and 2024, respectively.

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
10.    NET (LOSS) INCOME PER SHARE
Net (loss) income per share is computed by dividing net loss by the basic weighted-average number of shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the diluted weighted-average number of shares outstanding during the period and, accordingly, reflects the potential dilutive effect of all issuable shares of common stock, including as a result of stock options, restricted stock units, warrants and convertible notes. The diluted weighted-average number of shares used in our diluted net loss per share calculation is determined using the treasury stock method for stock options, restricted stock units, and warrants, and the if-converted method for convertible notes. For periods in which we recognize losses, the calculation of diluted loss per share is the same as the calculation of basic loss per share.
The following table sets forth the computation of basic net (loss) income per share and diluted net loss per share attributable to common stockholders, adjusted on a retroactive basis to reflect the reverse stock split as discussed in Note 2 — Summary of Significant Accounting Policies under “Basis of Presentation” (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net (loss) income attributable to common stockholders	$(23,791)	$(148,300)	$153,740	$(802,877)

Numerator - Diluted:
Net (loss) income per share attributable to common stockholders, basic	$(23,791)	$(148,300)	$153,740	$(802,877)
Less: Gain on extinguishment of debt, net of tax	—	—	(215,736)	—
Net loss attributable to Stem common stockholders, diluted	$(23,791)	$(148,300)	$(61,996)	$(802,877)

Denominator:
Weighted-average number of shares outstanding used to compute net (loss) income per share attributable to common stockholders, basic	8,376,032	8,131,700	8,301,432	8,049,851
Dilutive potential common shares	—	—	151,120	—
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, diluted	8,376,032	8,131,700	8,452,552	8,049,851

Net (loss) income per share attributable to common stockholders, basic	$(2.84)	$(18.24)	$18.52	$(99.74)
Net loss per share attributable to common stockholders, diluted	$(2.84)	$(18.24)	$(7.33)	$(99.74)
The following table shows total outstanding potentially dilutive shares excluded from the computation of diluted net loss per share attributable to common stockholders as their effect would have been anti-dilutive, adjusted on a retroactive basis to reflect the reverse stock split as discussed in Note 2 — Summary of Significant Accounting Policies under “Basis of Presentation”, as of September 30, 2025 and 2024:

	September 30, 2025	September 30, 2024
Outstanding 2028 Convertible Notes (if converted)	116,620	507,859
Outstanding 2030 Convertible Notes (if converted)	832,620	1,683,679
Outstanding stock options	196,567	481,080
Outstanding legacy warrants	127	127
Outstanding RSUs	739,880	671,427
Outstanding private placement warrants	439,919	—
Total	2,325,733	3,344,172

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
11.     INCOME TAXES
The following table reflects the Company’s provision for income taxes and the effective tax rates for the periods presented below (in thousands, except effective tax rate):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(Loss) income before provision for income taxes	$(23,932)	$(148,171)	$154,132	$(802,533)
Benefit from (provision for) income taxes	$141	$(129)	$(392)	$(344)
Effective tax rate	0.59%	(0.09)%	0.25%	(0.04)%
For the three months ended September 30, 2025, the Company recognized a benefit from income taxes of $0.1 million, representing an effective tax rate of 0.59%, which was lower than the statutory federal tax rate because the Company maintains a valuation allowance on its U.S. deferred tax assets. For the nine months ended September 30, 2025, the Company recognized a provision for income taxes of $0.4 million, representing an effective tax rate of 0.25%, which was lower than the statutory federal tax rate because of a favorable impact from the exclusion of cancellation of debt income (“CODI”) under Section 108 of the Internal Revenue Code and the Company maintained a valuation allowance on its U.S. deferred tax assets during the nine months ended September 30, 2025. For the three months ended September 30, 2024, the Company recognized a provision for income taxes of $0.1 million, representing an effective tax rate of (0.09)%, which was lower than the statutory federal tax rate because the Company maintained a valuation allowance on its U.S. deferred tax assets and a nondeductible goodwill impairment. For the nine months ended September 30, 2024, the Company recognized a provision for income taxes of $0.3 million, representing an effective tax rate of (0.04)%, which was lower than the statutory federal tax rate due to the valuation allowance on U.S. deferred tax assets and a nondeductible goodwill impairment.
In July 2025, the One Big Beautiful Bill Act (“OBBB”) was enacted. The OBBB makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. ASC 740, “Income Taxes”, requires the effects of changes in tax rates and laws to be recognized in the period in which the legislation is enacted, which is the date the legislation is signed into law. The OBBB did not have a material impact on our financial statements for the third quarter of 2025, but we continue to evaluate the potential future impact of the OBBB on our financial statements.
12.    SEGMENT INFORMATION
The Company’s CODM manages the business and evaluates operating performance based on consolidated net (loss) income. The Company’s CODM uses consolidated net (loss) income to monitor budget versus actual results. The Company operates as one operating segment and has one reporting segment that constitutes consolidated results.
The following table sets forth the Company’s segment information for revenue and significant expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$38,237	$29,291	$109,123	$88,759
Less (add):
Cost of revenue	24,657	23,095	72,205	97,379
Compensation expense excluding stock-based compensation	10,756	14,955	41,661	55,825
Stock-based compensation	2,217	6,532	7,929	21,716
Depreciation and amortization	4,509	3,732	12,758	14,168
Gain on extinguishment of debt	—	—	(220,047)	—
Other segment expenses, net (1)	20,030	129,148	40,485	702,204
Provision for income taxes	(141)	129	392	344
Net (loss) income	$(23,791)	$(148,300)	$153,740	$(802,877)
(1) Other segment expenses, net includes impairment of goodwill, impairment of parent company guarantees, interest expense and other income, net.

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
Commitments
In September 2025, the Company recognized a $0.8 million operating lease liability and a corresponding operating lease right-of use asset, which are included in the unaudited condensed consolidated balance sheets as of September 30, 2025, consisting of 4,263 square feet of leased office in Berlin, Germany. As of the commencement date of the lease, the remaining lease term was 60 months and base rent is approximately $16,025 per month with escalating payments over the lease term.
In September 2025, the Company terminated the lease for its office in Gurugram, India. As a result, the Company derecognized the related right-of-use asset and lease liability. The Company recorded net lease termination costs of $0.1 million recorded within other (expenses) income, net in the unaudited condensed consolidated statements of operations. No future lease commitments remain under this agreement. The Company now leases office space under a month-to-month arrangement that qualifies as a short-term lease under ASC 842. As such, the Company has elected not to recognize a right-of-use asset or lease liability for this lease.
Non-cancelable Purchase Obligations
During the three months ended September 30, 2025, there were no material changes to our non-cancelable purchase obligations.
Non-Income Related Taxes
During 2023, the Company was selected for sales and use tax examination by the state of California and determined that it was not appropriately charging certain customers sales tax and remitting the applicable amounts to the taxing authority for certain revenue arrangements from 2018 through 2022. The Company determined it was probable that it would be subject to sales tax liabilities plus applicable interest in certain states, principally California, and estimated a probable tax liability of $5.6 million. The Company accrued this amount and included it in general and administrative expense in the consolidated statement of operations in 2023. During 2025, the sales and use tax examination was extended by the state of California to include revenue arrangements for 2023 and 2024. The California sales and use tax examination is ongoing and the Company is awaiting final ruling on its sales tax administration process and clarity on the required settlement amount.

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
Such forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results or outcomes to differ materially from those expressed or implied by such forward-looking statements, including but not limited to our inability to execute on, and achieve the expected benefits from, our operational and strategic initiatives, including from our cost reduction, workforce reduction and restructuring efforts; our inability to successfully execute on our new software and services-centric strategy; the effects of the OBBB on our business and that of our customers; disruptions in sales, production, service or other business activities; general macroeconomic and business conditions in key regions of the world, including inflationary pressures, general economic slowdown or a recession, high interest rates, changes in monetary policy, changes in trade policies, including tariffs or other trade restrictions or the threat of such actions, government shutdowns and instability in financial institutions; the direct and indirect effects of widespread health emergencies on our workforce, operations, financial results and cash flows; geopolitical instability, such as the armed conflicts between Russia and Ukraine and in the Gaza Strip and nearby areas; the results of operations and financial condition of our customers; pricing pressures; severe weather and seasonal factors; our inability to continue to grow and manage our growth effectively; our inability to attract and retain qualified employees and key personnel; our inability to comply with, and the effect on our business of, evolving legal standards and regulations, including those concerning data protection, consumer privacy, sustainability, and evolving labor standards; risks relating to the development and performance of our software-enabled services; our inability to retain or upgrade current customers, further penetrate existing markets or expand into new markets; the risk that our business, financial condition and results of operations may be adversely affected by other political, economic, business and competitive factors; and other risks and uncertainties discussed in Part II. Item 1A. “Risk Factors” in this Report, in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and in our other filings with the SEC. If one or more of these or other risks or uncertainties materialize (or the consequences of any such development changes), or should our underlying assumptions prove incorrect, our actual results or outcomes, or the timing of these results or outcomes, may vary materially from those reflected in our forward-looking statements. Forward-looking statements and other statements in this Report regarding our environmental, social, and other sustainability plans and goals are not an indication that these statements are necessarily material to the Company, investors or other stakeholders or required to be disclosed in our filings under U.S. securities laws or any other laws or requirements applicable to the Company. In addition, historical, current, and forward-looking environmental, social, and sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. Forward-looking statements in this Report are made as of the date of such Report, and the Company disclaims any intention or obligation to update publicly or revise such forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.
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

Overview
Stem is reimagining technology to drive the energy transition. We help asset owners, operators and stakeholders benefit from the full value of their energy portfolio by enabling the intelligent development, deployment and operation of clean energy assets. Our integrated software suite, PowerTrack, provides asset monitoring software and solutions, supported by professional and managed services, under one roof. Our solutions and services are designed to provide customers with the information they need clearly and accurately and help harness raw data to inform actionable insight. With global projects managed in 55 countries, customers have relied on Stem for nearly 20 years to help maximize the value of their clean energy projects.
PowerTrack is our integrated suite of software and solutions for solar, storage and hybrid assets. Within the PowerTrack product suite we offer PowerTrack Software, PowerTrack Energy Management System, PowerTrack Supervisory Control and Data Acquisition (“SCADA”), PowerTrack Power Plant Controller (“PPC”), PowerTrack Logger, and PowerTrack Optimizer.
Our PowerTrack Software for solar monitoring and analytics enables the standardization of energy portfolios on one hardware agnostic application. We offer commercial- and utility-scale edge hardware solutions, which are original equipment manufacturer (“OEM”)-agnostic devices that are used to connect customers’ solar and storage assets to our software applications in a unified view. We offer project services to our PowerTrack customers to assist with designing and commissioning of solutions. We offer Managed Services, which are full lifecycle, storage services covering the design, procurement, commissioning, operation and optimization of energy storage and hybrid systems, enabled by our PowerTrack Optimizer software, to our customers. We also offer a comprehensive suite of Professional Services to support solar and storage projects through every stage of the project lifecycle, providing our customers with the expertise needed to navigate the complexity and scale of clean energy portfolios. We serve project developers, asset owners, engineering, procurement and construction firms (EPCs) and distributors.
Since our inception in 2009, we have engaged in developing and marketing AI-enabled software and services, raising capital, recruiting personnel, and growing our annual recurring revenue. Over the last 15 years, we have an industry leader in clean energy software and solutions.
Each year since our inception, we have incurred net operating losses and negative cash flows from operations. We have financed our operations primarily through cash flows from customers and the issuance of convertible senior notes.
Our total revenue increased from $88.8 million for the nine months ended September 30, 2024 to $109.1 million for the nine months ended September 30, 2025. For the nine months ended September 30, 2025 and 2024, we recognized net income of $153.7 million and incurred a net loss of $802.9 million, respectively. As of September 30, 2025, we had an accumulated deficit of $1,472.8 million.
On April 9, 2025, we announced an approximately 27% reduction of our global workforce, as part of our broader efforts to prioritize investments in software, reduce operating costs, increase efficiency, drive profitable growth and increase stockholder value. For the nine months ended September 30, 2025, we incurred $6.0 million in restructuring costs related to the reduction of our global workforce. We expect to continue to exercise discipline and moderate expenses associated with sales and marketing, research and development, regulatory and related functions. In addition, we expect to continue to manage and reduce our general and administrative expenses associated with scaling our business operations, including legal, audit, additional insurance expenses, investor relations activities and other administrative and professional services.
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

Cash Reserves
The execution of our new business strategy has required, and is expected to continue to require, investment in our software, our employees and infrastructure. As of September 30, 2025, we had cash and cash equivalents of $43.1 million, while our operating expenses for the three months ended September 30, 2025 were $26.4 million. If our cash flow from operations does not improve as expected, or if we are unable to secure additional sources of capital if or when the need arises, we may be constrained in our ability to make the investments required to continue execution of our new strategy.
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
One Big Beautiful Bill Act of 2025
In July 2025, the OBBB was enacted, which introduced material changes to clean energy tax credit programs that are significant to our business and may affect our financial condition, results of operations and future prospects. Included in this legislation are provisions that allow for the immediate expensing of domestic Unites States research and development expenses, immediate expensing of certain capital expenditures, and other changes to the U.S. taxation of profits derived from foreign operations. The OBBB did not result in any material changes to tax expense or cash tax for Q3 2025, primarily as a result of the valuation allowance we have on our deferred tax assets
The OBBB scales back the Investment Tax Credit (the “ITC”) available under Section 25D of the Internal Revenue Code (the “Code”) for residential solar and storage systems purchased through cash or loans. Under the OBBB, the Section 25D credit will expire on December 31, 2025. In addition, the OBBB imposes new timing requirements for eligibility under Section 48E of the Code, which governs ITCs for leased solar and storage systems. Specifically, solar-only projects that do not commence construction within 12 months of the OBBB’s enactment must be placed in service by December 31, 2027 in order to remain eligible for the credit. Energy storage projects are not subject to this placed-in-service deadline; however, the ITC for storage systems will begin to phase down in 2034 - decreasing to 75% in 2034, 50% in 2035 and phasing out entirely by 2036.
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
The OBBB makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. ASC 740, “Income Taxes”, requires the effects of changes in tax rates and laws to be recognized in the period in which the legislation is enacted, which is the date the legislation is signed into law. The OBBB did not have a material impact on our financial statements for the third quarter of 2025, but we continue to evaluate the potential future impact of the OBBB on our financial statements.
Parent Company Guarantees
Prior to July 2023, we agreed in certain customer contracts, to PCG that the value of purchased hardware will not decline for a certain period of time, as more fully described above under Note 3 — Revenue, of the accompanying Notes to the unaudited condensed consolidated financial statements in this Report. We accounted for such contractual terms and guarantees as variable consideration at each measurement date. We updated our estimates of variable consideration each quarter with respect to outstanding guarantees, including changes in estimates related to such guarantees, for facts or circumstances that had changed from the time of the initial estimate. As a result, the Company recorded net revenue reductions of $5.6 million and $38.7 million in hardware revenue during the three and nine months ended September 30, 2024, respectively. The overall reduction in revenue was related to deliveries that occurred prior to 2024.
There are no remaining PCGs outstanding, and the Company expects no future impact on its financial results as a result of PCGs.
Because we have not included these parent company guarantees in our contracts since July 2023, and because we do not intend to provide guarantees in customer contracts going forward, we believe that excluding the effect of the $5.6 million and $38.7 million net reduction in revenue during the three and nine months ended September 30, 2024, respectively, from adjusted EBITDA and non-GAAP gross profit enhances the comparability to these metrics in prior periods.
Impairment and Accounts Receivable Write-Off
For those contracts where the customers invoked PCG protection pursuant to the applicable contract, we worked actively to remarket the remaining systems subject to PCG with a wide variety of potential customers, as more fully described above under Note 3 — Revenue, in the accompanying notes to the unaudited condensed consolidated financial statements in this Report. Given the uncertainty of collection from the original customers of due and unpaid amounts in those cases where we believe we have enforceable rights of recovery, we believed the likelihood for collection of the accounts receivable outstanding relating to hardware subject to these PCG’s was no longer probable. Accordingly, we wrote-off the remaining receivables of $104.1 million during the fiscal year ended December 31, 2024. As of June 30, 2025, the Company has entered into an arrangement to recover $3.5 million of the receivables previously written off. As of September 30, 2025, the Company has recovered $2.7 million. We are pursuing all potential remedies with respect to its enforceable rights under applicable contracts.
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
DevCo Joint Ventures
We, through an indirect wholly-owned development subsidiary, entered into strategic joint ventures with qualified third parties to develop select energy storage generation projects (“DevCo Projects”), as more fully described above under Note 2 — Summary of Significant Accounting Policies, of the Notes to the unaudited condensed consolidated financial statements in this report. These projects sometimes required significant upfront investment by us and involved a high degree of risk. If a DevCo Project fails to reach completion or is significantly delayed, we could lose all or a portion of our development capital investment. See “We Face Risks Related to our DevCo Business Model” in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 for additional information about certain risks related to these DevCo Projects. We are not making further investments in these DevCo Projects.

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
Competition
Our key competitors include energy monitoring and optimization software providers, energy storage and edge device OEMs and hardware integration providers. Our PowerTrack software is hardware agnostic and benefits from operational data across a multitude of hardware types, geographies, utilities and grid operator service areas. Our edge devices provide customers with a flexible solution that meets their individual project needs.
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

The following table provides a reconciliation of GAAP gross profit (loss) and margin to non-GAAP gross profit and margin (in millions, except for percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$38.2	$29.3	$109.1	$88.8
Cost of revenue	(24.7)	(23.1)	(72.3)	(97.4)
GAAP gross profit (loss)	13.5	6.2	36.8	(8.6)
GAAP gross margin (%)	35%	21%	34%	(10)%

Non-GAAP Gross Profit
GAAP Revenue	$38.2	$29.3	$109.1	$88.8
Add: Revenue reduction, net (1)	—	5.6	—	38.7
Subtotal	38.2	34.9	109.1	127.5
Less: Cost of revenue	(24.7)	(23.1)	(72.3)	(97.4)
Add: Amortization of capitalized software & developed technology	4.4	4.1	13.2	12.0
Add: Impairments	—	0.3	1.4	0.4
Add: Excess supplier costs (2)	—	—	—	1.0
Non-GAAP gross profit	$17.9	$16.2	$51.4	$43.5
Non-GAAP gross margin (%)	47%	46%	47%	34%
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
The following table provides a reconciliation of adjusted EBITDA to net (loss) income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Net (loss) income	$(23,791)	$(148,300)	$153,740	$(802,877)
Adjusted to exclude the following:
Depreciation and amortization (1)	11,022	11,516	35,643	36,321
Interest expense	7,270	4,512	15,632	13,850
Gain on extinguishment of debt	—	—	(220,047)	—
Stock-based compensation	2,217	6,532	7,929	21,716
Revenue reduction, net (2)	—	5,525	—	38,653
Excess supplier costs and resulting liquidated damages (3)	—	—	—	1,012
Change in fair value of derivative liability	—	—	—	(1,477)
Change in fair value of warrant liability	4,190	—	4,190	—
Impairment of goodwill	—	—	—	547,152
Contract termination payment (4)	—	10,000	—	10,000
Impairment and (expected recovery of) accounts receivable write-off (5)	—	104,134	(3,500)	104,134
(Benefit from) provision for income taxes	(141)	129	392	344
Other expenses (6)	1,280	2,460	7,258	4,125
Adjusted EBITDA	$2,047	$(3,492)	$1,237	$(27,047)
(1) Depreciation and amortization includes depreciation and amortization expense, impairment loss of energy storage systems, and impairment loss of project assets.
(2) Refer to the discussion of reduction in revenue in “— Parent Company Guarantees” above.
(3) Refer to the discussion of excess supplier costs in “— Non-GAAP Gross Profit and Margin” above.
(4) Contract termination payment to a vendor for the delivery of hardware.
(5) Refer to the discussion of write-offs relating to parent company guarantee related arrangements in “— Impairment and Accounts Receivable Write-Off” above.
(6) Adjusted EBITDA for the three and nine months ended September 30, 2025 included other expenses of $1.3 million and $7.3 million, respectively. For the three months ended September 30, 2025, other expenses includes $0.9 million for one-time costs associated with a loss on disposal and abandonment of property, plant and equipment, $0.1 million for expenses related to restructuring costs to pursue greater efficiency and to realign our business and strategic priorities and $0.3 million of other non-recurring expenses. For the nine months ended September 30, 2025, other expenses included $0.4 million of other non-recurring expenses, $0.9 million for one-time costs associated with a loss on disposal and abandonment of property, plant and equipment, and $6.0 million for expenses related to restructuring costs to pursue greater efficiency and to realign our business and strategic priorities. Restructuring expenses included employee severance and other exit costs.
Adjusted EBITDA for the three and nine months ended September 30, 2024 included other expenses of $2.5 million and $4.1 million, respectively. For the three months ended September 30, 2024, other expenses includes $1.2 million for advisory services relating to strategy and $1.3 million in connection with separation agreements for certain of the Company’s former executive officers. For the nine months ended September 30, 2024, other expenses includes $1.2 million for advisory services relating to strategy, $1.3 million in connection with separation agreements for certain of the Company’s former executive officers, $1.1 million for expenses related to restructuring costs to pursue greater efficiency and to realign our business and strategic priorities and $0.5 million of other non-recurring expenses.

Financial Results and Key Metrics
The following table presents our financial results and our key metrics (in millions, except for percentages and unless otherwise noted):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Key Financial Metrics
Revenue	$38.2	$29.3	$109.1	$88.8
GAAP gross profit (loss)	$13.5	$6.2	$36.8	$(8.6)
GAAP gross margin (%)	35%	21%	34%	(10)%
Non-GAAP gross profit	$17.9	$16.2	$51.4	$43.5
Non-GAAP gross margin (%)	47%	46%	47%	34%
Net (loss) income	$(23.8)	$(148.3)	$153.7	$(802.9)
Adjusted EBITDA	$2.0	$(3.5)	$1.2	$(27.0)

Key Operating Metrics
Bookings (1)	$30.3	$—	$99.1	$—
Contracted backlog* (2)	$22.2	$—	$22.2	$—
Storage operating AUM (in GWh)* (3)	1.8	1.6	1.8	1.6
Solar operating AUM (in GW)* (4)	33.9	28.5	33.9	28.5
CARR* (5)	$70.1	—	$70.1	$—
ARR* (6)	$60.2	51.4	$60.2	$51.4

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
(5) Contracted Annual Recurring Revenue (“CARR”): Redefined versus prior periods. Beginning with the first quarter of 2025, the Company is redefining CARR as the annualized value from Stem customer subscription contracts with executed purchase orders signed in the period for systems that are not yet operating and all operating Stem customer subscription contracts, including PowerTrack software, storage software & recurring managed services, and some recurring professional services contracts. Previously, this metric included the annualized value from all executed Stem customer subscription contracts, regardless of whether or not a related purchase order had been executed. Prior period amounts have been excluded as they do not reflect the newly defined metrics.

(6) Annual Recurring Revenue (“ARR”): Annualized value from operating customer subscription contracts, including PowerTrack software, storage software & recurring managed services, and any recurring professional services contracts.

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
Change in Fair Value of Warrant Liability
Change in fair value of warrant liability is related to the revaluation at each reporting date of our private placement warrants issued in connection with our senior secured notes.
Other (Expense) Income, Net
Other income, net consists primarily of income from equity investments and foreign exchange gains or losses.

Results of Operations for the Three Months Ended September 30, 2025 and 2024

	Three Months Ended September 30,		$ Change	% Change
	2025	2024
	(in thousands, except percentages)
Revenue
Services and other revenue	$18,409	$22,143	$(3,734)	(17)%
Hardware revenue	19,828	7,148	12,680	177%
Total revenue	38,237	29,291	8,946	31%
Cost of Revenue
Cost of services and other	11,975	15,687	(3,712)	(24)%
Cost of hardware	12,682	7,408	5,274	71%
Total cost of revenue	24,657	23,095	1,562	7%
Gross profit (loss)	13,580	6,196	7,384	119%
Operating expenses:
Sales and marketing	6,979	8,216	(1,237)	(15)%
Research and development	6,916	11,086	(4,170)	(38)%
General and administrative	12,536	27,212	(14,676)	(54)%
Impairment of parent company guarantees	—	104,134	(104,134)	*
Total operating expenses	26,431	150,648	(124,217)	(82)%
Loss from operations	(12,851)	(144,452)	131,601	(91)%
Other expense, net:
Interest expense	(7,270)	(4,512)	(2,758)	61%
Change in fair value of warrant liability	(4,190)	—	(4,190)	*
Other income, net	379	793	(414)	(52)%
Total other expense, net	(11,081)	(3,719)	(7,362)	198%
(Loss) income before provision for income taxes	(23,932)	(148,171)	124,239	(84)%
Benefit from (provision for) income taxes	141	(129)	270	(209)%
Net loss	$(23,791)	$(148,300)	$124,509	(84)%
*Percentage is not meaningful
Revenue
Revenue increased by $8.9 million, or 31%, for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. The increase was primarily driven by a $12.7 million increase in hardware revenue primarily due to an increase in edge hardware revenue from new and existing customers. Additionally, for the three months ended September 30, 2024, we recorded net revenue reductions due to updated valuations of certain contracts that provided parent company guarantees for hardware revenue related to deliveries that occurred prior to 2024. The increase was partially offset by a $3.7 million decrease in service and other revenue primarily due to the absence of DevCo Project revenue for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024.
Cost of Revenue
Cost of revenue increased by $1.6 million, or 7%, for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. The increase was primarily driven by an increase in cost of hardware revenue of $5.3 million due to the increase in edge hardware sales. The increase was partially offset by a decrease in cost of services and other revenue of $3.7 million, primarily due to the absence of DevCo Project cost of revenue for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024.

Operating Expenses
Sales and Marketing
Sales and marketing expense decreased by $1.2 million, or 15%, for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. The decrease was primarily due to a decrease of $1.0 million in personnel related expenses mainly due to a decrease in headcount, and a decrease of $0.2 million in professional services, primarily resulting from reductions in advisory services as a result of marketing related cancellations.
Research and Development
Research and development expense decreased by $4.2 million, or 38%, for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. The decrease was primarily due to a decrease of $3.3 million in personnel related expenses as a result of lower headcount and a decrease of $0.9 million in professional services and office-related expenses.
General and Administrative
General and administrative expense decreased by $14.7 million, or 54%, for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. The decrease was primarily driven by a prior year one-time contract cancellation payment of $10.0 million, a decrease of $4.3 million in personnel costs driven by a decrease in headcount and a decrease of $1.8 million in professional services, partially offset by an increase of $1.5 million in office-related and other expenses.
Impairment of Parent Company Guarantees
During the three months ended September 30, 2024, we recorded a $104.1 million write-off of receivables related to certain customer contracts, which provided for parent company guarantees, that were deemed to be uncollectible.
Other Expense, Net
Interest Expense, Net
Interest expense increased by $2.8 million, or 61%, for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. The increase was driven by an increase of $3.3 million in interest on notes due to the debt exchange executed in the second quarter of 2025, partially offset by a decrease of $0.5 million in interest on financing obligations.
Change in Fair Value of Warrant Liability
During the three months ended September 30, 2025, we recorded an increase in fair value of $4.2 million relating to our private placement warrants.
Other Income, Net
Other income, net decreased by $0.4 million, or 52% for the three months ended September 30, 2025, as compared to three months ended September 30, 2024, primarily due to a decrease of $0.4 million in interest income from investments.
Benefit from (Provision for) Income Taxes
During the three months ended September 30, 2025, we recorded a benefit from income taxes of $0.1 million as a result of foreign and state income tax expense. During the three months ended September 30, 2024, we recorded a provision for income taxes of $0.1 million primarily as a result of foreign and state income tax expense.

Results of Operations for the Nine Months Ended September 30, 2025 and 2024

	Nine Months Ended September 30,		$ Change	% Change
	2025	2024
	(in thousands, except percentages)
Revenue
Services and other revenue	$56,982	$52,086	$4,896	9%
Hardware revenue	52,141	36,673	15,468	42%
Total revenue	109,123	88,759	20,364	23%
Cost of revenue
Cost of services and other	37,650	36,626	1,024	3%
Cost of hardware	34,555	60,753	(26,198)	(43)%
Total cost of revenue	72,205	97,379	(25,174)	(26)%
Gross profit (loss)	36,918	(8,620)	45,538	(528)%
Operating expenses:
Sales and marketing	21,021	30,286	(9,265)	(31)%
Research and development	28,237	40,503	(12,266)	(30)%
General and administrative	35,002	61,618	(26,616)	(43)%
Impairment of parent company guarantees	—	104,134	(104,134)	*
Impairment of goodwill	—	547,152	(547,152)	*
Total operating expenses	84,260	783,693	(699,433)	(89)%
Loss from operations	(47,342)	(792,313)	744,971	(94)%
Other income (expense), net:
Interest expense	(15,632)	(13,850)	(1,782)	13%
Gain on extinguishment of debt	220,047	—	220,047	*
Change in fair value of derivative liability	—	1,477	(1,477)	*
Change in fair value of warrant liability	(4,190)	—	(4,190)	*
Other income, net	1,249	2,153	(904)	(42)%
Total other income (expense), net	201,474	(10,220)	211,694	(2,071)%
Income (loss) before provision for income taxes	154,132	(802,533)	956,665	(119)%
Provision for income taxes	(392)	(344)	(48)	14%
Net income (loss)	$153,740	$(802,877)	$956,617	(119)%
*Percentage is not meaningful
Revenue
Revenue increased by $20.4 million, or 23%, for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The increase was primarily driven by a $15.5 million increase in hardware revenue primarily due to an increase in edge hardware revenue from new and existing customers. Additionally, for the nine months ended September 30, 2024, we recorded net revenue reductions due to updated valuations of certain contracts that provided parent company guarantees for hardware revenue related to deliveries that occurred prior to 2024. Service and other revenue also increased $4.9 million primarily due to an increase in PowerTrack revenue from existing and new customers.
Cost of Revenue
Cost of revenue decreased by $25.2 million, or 26%, for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The decrease was primarily driven by a decrease in cost of hardware revenue of $26.2 million primarily reflecting the reduction in battery resale activities. This decrease was partially offset by an increase in cost of services and other revenue of $1.0 million primarily due to higher cloud infrastructure costs to support our growing PowerTrack software platform and increased personnel costs associated with expanded project deliveries.

Operating Expenses
Sales and Marketing
Sales and marketing expense decreased by $9.3 million, or 31%, for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The decrease was driven by a decrease of $7.5 million in personnel related expenses due to a decrease in headcount, and a decrease of $1.7 million in professional services, resulting from reductions in advisory services, marketing related subscription cancellations and office-related expenses.
Research and Development
Research and development expense decreased by $12.3 million, or 30%, for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The decrease was primarily due to a decrease of $8.9 million in personnel related expenses as a result of lower headcount, and a decrease of $3.3 million in professional services and other expenses.
General and Administrative
General and administrative expense decreased by $26.6 million, or 43%, for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The decrease was primarily driven by a decrease of $11.5 million in personnel related expenses driven by a decrease in headcount, a prior year one-time contract cancellation payment of $10.0 million and a decrease of $4.2 million in office-related and other expenses, partially offset by a decrease of $0.9 million in professional services, resulting from increases in advisory services.
Impairment of Goodwill
During the nine months ended September 30, 2024, we recorded an impairment of goodwill of $547.2 million as the carrying amount of the reporting unit exceeded its fair value.
Other Income (Expense), Net
Interest Expense, Net
Interest expense, net increased by $1.8 million, or 13%, for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The increase was primarily driven by an increase of $3.3 million in interest on notes and prior period accretion of the discount on short-term investments of $0.1 million, partially offset by a decrease of $1.6 million in interest on financing obligations.
Gain on Extinguishment of Debt
During the nine months ended September 30, 2025, we recorded a $220.0 million gain on extinguishment of debt driven by the $155.4 million issuance of our 2030 Senior Secured Notes, 2030 Private Placement Warrants, and cash proceeds, which extinguished approximately $228.8 million aggregate principal amount of our 2028 Convertible Notes and approximately $121.3 million aggregate principal amount of our 2030 Convertible Notes.
Change in Fair Value of Derivative Liability
During the nine months ended September 30, 2024, we realized gains of $1.5 million relating to the settlement of our derivative liability related to customers contracts.
Change in Fair Value of Warrant Liability
During the nine months ended September 30, 2025, we recorded an increase of $4.2 million relating to our private placement warrants.
Other Income, Net
Other income, net decreased by $0.9 million, or 42%, for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024 primarily due to a $1.1 million decrease in interest income from short-term investments.
Provision for Income Taxes
During the nine months ended September 30, 2025, we recorded a provision for income taxes of $0.4 million primarily as a result of foreign and state income tax expense. During the nine months ended September 30, 2024, we recorded a $0.3 million provision for income taxes primarily as a result of state income tax expense.

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
As of September 30, 2025, our principal sources of liquidity were cash and cash equivalents of $43.1 million, which were held for working capital purposes and for investment growth opportunities. As of September 30, 2025, we had net accounts receivable of $35.8 million and our working capital (deficit), which we define as current assets less current liabilities, was a deficit of $19.8 million. We believe that our cash position is sufficient to meet our capital and liquidity requirements for at least the next 12 months.
Our attainment of profitable operations is dependent upon future events, including continued implementation of our new business strategy, hiring and retaining our key executives and personnel with the requisite experience to develop our software and AI-based solutions, controlling our operating costs and building our customer base. Failure to successfully implement our new business strategy, generate sufficient revenues from our software and services offerings, achieve planned gross margins and operating profitability, control operating costs, or secure additional funding may require us to modify, delay, or abandon some of our planned future expansion or development, or to otherwise enact operating cost reductions available to management, which could have a material adverse effect on our business, operating results, and financial condition. The execution of our new strategy has required significant operational changes, including reduction of what has historically been the source of most of our revenue (battery resales), adjustments to the way we develop and market our products and services, and realignment of our business processes. These changes have resulted in reduced revenue, increased costs and short-term disruptions in our operations, which have negatively impacted our financial condition in the near term. Furthermore, our cash reserves may constrain our ability to make the investments required to execute our new strategy or may otherwise not be sufficient to fund operations. If our cash flow from operations does not improve as quickly as expected, or if we are unable to secure additional sources of capital if or when the need arises, it may have a material adverse effect on our business, financial condition, and results of operations.
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
Our long-term liquidity requirements are linked primarily to the expansion of our software and services offerings and the implementation of our new business strategy, as well as the continued extension of PowerTrackTM and other software applications. While we have plans to potentially expand our geographical footprint beyond our current partnerships and enter into joint ventures, those are not required initiatives to achieve our plans.

Financing Obligations
We have entered into arrangements wherein we finance the cost of energy storage systems via special purpose entities (“SPEs”) we establish with outside investors. These SPEs are not consolidated into our financial statements, but are accounted for as equity method investments. The investors provide us upfront payments through the SPEs. Under these arrangements, the payment by the SPEs to us is accounted for as a borrowing by recording the proceeds received as a financing obligation. The financing obligation is repaid with the future customer payments and incentives received. A portion of the amounts paid to the SPE is allocated to interest expense using the effective interest rate method. Furthermore, we continue to account for the revenues from customer arrangements and incentives and all associated costs despite such systems being legally sold to the SPEs due to our significant continuing involvement in the operations of the energy storage systems. The total financing obligation as of September 30, 2025 was $45.3 million, of which $14.2 million was classified as a current liability.
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
We or our affiliates may, at any time and from time to time, seek to retire or purchase our outstanding 2028 Convertible Notes through cash purchases and/or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
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
We or our affiliates may, at any time and from time to time, seek to retire or purchase our outstanding 2030 Convertible Notes through cash purchases and/or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
2030 Senior Secured Notes
On June 30, 2025, the Company issued $155.4 million in aggregate principal amount of its new 2030 Senior Secured Notes with certain of the holders of the Company’s 2028 Convertible Notes and/or the Company’s 2030 Convertible Notes in a privately negotiated exchange (the “Exchange”) pursuant to Rule 144A under the Securities Act of 1933, as amended.
The transaction included an exchange of approximately (i) $228.8 million principal amount of the 2028 Convertible Notes and (ii) $121.3 million principal amount of the 2030 Convertible Notes, less amounts in lieu of fractional notes, for the 2030 Senior Secured Notes, warrants to purchase 439,919 shares of common stock (the “2030 Private Placement Warrants”), (iii) $10.0 million of cash proceeds, and accrued and unpaid interest on the exchanged 2028 Convertible Notes and 2030 Convertible Notes. The exchange resulted in a $220.0 million gain on debt extinguishment recorded within other income (expenses), net in the unaudited condensed consolidated statements of operations. The gain on debt extinguishment represented the proportional carrying value of the exchanged 2028 Convertible Notes and 2030 Convertible Notes, which in aggregate was $343.9 million, reduced by the collective fair value of the 2030 Senior Secured Notes of $132.0 million and the fair value of the 2030 Private Placement Warrants of $6.1 million, offset by cash received. The fair value of the 2030 Senior Secured Notes was estimated using a Black Derman-Toy lattice model with a yield of approximately 14.6%, synthetic credit rating for the Company, volatility of 32%, and the risk free rate of 3.79% for the expected term associated with the 2030 secured notes. The fair value of the 2030 Private Placement Warrants was estimated using the Black-Scholes-Merton model based on the Company’s closing strike price on the date of extinguishment of $6.23, volatility of 118.60%, and the risk free rate of 3.79% for the expected term associated with the 2030 secured notes. The Company accrued $5.2 million in debt issuance costs primarily consisting of financial advisory, legal, and accounting fees. See 2028 Convertible Notes and 2030 Convertible Notes above for further details on the impacts of the debt extinguishment.
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

Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(1,355)	$(21,940)
Net cash used in investing activities	(5,675)	(846)
Net cash used in financing activities	(6,082)	(6,942)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(66)	403
Net decrease in cash, cash equivalents and restricted cash	$(13,178)	$(29,325)
Operating Activities
During the nine months ended September 30, 2025, net cash used in operating activities was $1.4 million, primarily due to our net income of $153.7 million, adjusted for non-cash items of $165.1 million and net cash inflow of $10.0 million from changes in operating assets and liabilities. Non-cash items primarily consisted of a gain on extinguishment of debt of $220.0 million, partially offset by depreciation and amortization of $33.1 million, non-cash interest expense of $0.8 million related to debt issuance costs, stock-based compensation expense of $7.9 million, change in fair value of warrant liability of $4.2 million, non-cash lease expense of $2.1 million, an impairment of energy storage systems of $1.4 million, loss on disposal and abandonment of property, plant, and equipment of $0.8 million, impairment of right-of-use assets of $1.4 million, provision for accounts receivable allowance of $2.1 million, and other non-cash items of $1.3 million. The net cash inflow from changes in operating assets and liabilities was primarily driven by a decrease in accounts receivable of $21.4 million, a decrease in inventory of $5.8 million, a decrease in other assets of $2.6 million, an increase in accrued expenses and other liabilities of $6.0 million, partially offset by an increase in contract origination costs of $1.0 million, an increase in project assets of $2.1 million, a decrease in accounts payable of $19.2 million, a decrease in deferred revenue of $0.2 million, and a decrease in lease liabilities of $3.3 million.
During the nine months ended September 30, 2024, net cash used in operating activities was $21.9 million, primarily due to our net loss of $802.9 million, adjusted for non-cash items of $708.4 million and net cash inflow of $72.5 million from changes in operating assets and liabilities. Non-cash items primarily consisted of depreciation and amortization of $33.2 million, non-cash interest expense of $1.6 million related to debt issuance costs, stock-based compensation expense of $21.7 million, non-cash lease expense of $2.3 million, impairment of energy storage systems of $0.4 million, impairment of right-of-use assets of $2.1 million, impairment and accounts receivable write-off of $104.1 million, impairment of goodwill of $547.2 million, a reversal of provision for accounts receivable allowance of $3.2 million, and other non-cash items of $0.7 million, partially offset by a change in fair value of derivative liability of $1.5 million. The net cash inflow from changes in operating assets and liabilities was primarily driven by a decrease in accounts receivable of $106.9 million, a decrease in other assets of $12.4 million, and an increase in deferred revenue of $21.5 million, partially offset by an increase in inventory of $7.3 million, an increase in contract origination costs of $0.9 million, an increase in project assets of $7.4 million, a decrease in accounts payable of $30.7 million, a decrease in accrued expenses and other liabilities of $19.9 million, and a decrease in lease liabilities of $2.2 million.
Investing Activities
During the nine months ended September 30, 2025, net cash used in investing activities was $5.7 million, and primarily consisted of $5.7 million in capital expenditures related to internally-developed software.
During the nine months ended September 30, 2024, net cash used in investing activities was $0.8 million, and primarily consisted of $8.9 million in capital expenditures related to internally-developed software, and $0.2 million in purchases of property and equipment, partially offset by $8.3 million in proceeds from maturities of available-for-sale investments.
Financing Activities
During the nine months ended September 30, 2025, net cash used in financing activities was $6.1 million, and primarily consisted of the repayment of financing obligations of $10.9 million, partially offset by net proceeds from the issuance of senior secured notes of $4.8 million.
During the nine months ended September 30, 2024, net cash used in financing activities was $6.9 million, and consisted of the repayment of financing obligations of $7.0 million.
Contractual Obligations and Commitments
As of September 30, 2025, except as discussed in Note 13 — Commitments and Contingencies, there have been no material changes to our contractual obligations described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Off-Balance Sheet Arrangements
We are not a party to any off-balance sheet arrangements, including guarantee contracts, retained or contingent interests, or unconsolidated VIEs that either have, or would reasonably be expected to have, a current or future material adverse effect on our unaudited condensed consolidated financial statements.
Critical Accounting Policies and Estimates
A summary of our critical accounting policies and estimates is presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and there have been no material changes to our critical accounting estimates during the three and nine months ended September 30, 2025.
Recent Accounting Pronouncements
As of September 30, 2025, , except as discussed in Note 2 — Summary of Significant Accounting Policies, there have been no material changes to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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
Based on management’s evaluation (under the supervision and with the participation of our CEO and our CFO) of the effectiveness of the design and operation of our Disclosure Controls as of September 30, 2025, our CEO and CFO have concluded that our Disclosure Controls were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the third quarter of 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Part 1, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, , as updated by Part II, Item IA, “Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(c) Trading Plans. During the three months ended September 30, 2025, no Section 16 officer or director of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K promulgated under the Exchange Act).

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

3.3*	Second Amended and Restated Bylaws, dated October 15, 2025.
10.1†	Stem, Inc. Amended and Restated 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 filed on July 9, 2025).
10.2*†	Separation and Release of Claims Agreement, dated July 21, 2025, by and between the Company and Spencer Doran Hole.
10.3*†	Advisor Agreement, dated July 21, 2025, by and between the Company and Spencer Doran Hole.
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*Filed herewith
**Furnished herewith
† Management or compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on October 29, 2025.

STEM, INC.

By:	/s/ Brian Musfeldt
Brian Musfeldt
Chief Financial Officer
(Principal Financial Officer)