Form 10-K
period 2025-12-31
STEM, INC.
filed 2026-03-05
CIK 1758766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————————————
FORM 10-K
—————————————————

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

STEM, INC.
(Exact name of registrant as specified in its charter)

Delaware	001-39455	85-1972187
(State or Other Jurisdiction of Incorporation or Organization)	(Commission File Number)	(IRS Employer Identification No.)
1400 Post Oak Boulevard, Suite 560, Houston, Texas 77056
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

As of June 30, 2025, the aggregate market value of the common stock of the registrant held by non-affiliates was $50.0 million.

As of February 25, 2026, the number of shares of common stock outstanding was 8,518,974.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required to be included in Part III of this Annual Report on Form 10-K is set forth in, and is incorporated by reference from, Stem’s definitive proxy statement for its 2026 Annual Meeting of Stockholders, to be filed by Stem with the Securities and Exchange Commission (“SEC”) within 120 days after December 31, 2025 (the “2026 Proxy Statement”).

STEM, INC.
Annual Report on Form 10-K
For the Year Ended December 31, 2025

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
Forward-looking statements address matters that are, to varying degrees, uncertain, such as statements about financial and operating performance guidance, outlook, targets and other forecasts or expectations regarding, or dependent on, our business outlook and strategy and expectations around our software and services-centric business; our ability to secure sufficient and timely inventory from suppliers; our ability to meet contracted customer demand; our ability to manage manufacturing or delivery delays; our ability to manage our supply chain and distribution channels; our joint ventures, partnerships and other alliances; forecasts or expectations regarding energy transition and global climate change; reduction of greenhouse gas emissions; the integration and optimization of energy resources; our business strategies and those of our customers; our ability to retain or upgrade current customers, further penetrate existing markets or expand into new markets; the effects of natural disasters and other events beyond our control; the impact of the One Big Beautiful Bill Act (“OBBB”) on our business and that of our customers; the direct or indirect effects on our business of macroeconomic factors and geopolitical instability, such as wars in Ukraine and the Middle East; and our outlook and future results of operations, including revenue, adjusted EBITDA, and the other metrics presented herein.
Forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results or outcomes to differ materially from those expressed or implied by such forward-looking statements, including but not limited to our inability to execute on, and achieve the expected benefits from, our operational and strategic initiatives, including from our cost reduction, workforce reduction and restructuring efforts; our inability to successfully execute on our new software and services-centric strategy; the effects of the OBBB on our business and that of our customers; our inability to secure sufficient and timely inventory from our suppliers, as well as contracted quantities of equipment; our inability to meet contracted customer demand; supply chain interruptions and manufacturing or delivery delays; disruptions in sales, production, service or other business activities; general macroeconomic and business conditions in key regions of the world, including inflationary pressures, general economic slowdown or a recession, rising interest rates, changes in monetary policy, changes in trade policies, including tariffs or other trade restrictions or the threat of such actions, government shutdowns and instability in financial institutions; the direct and indirect effects of widespread health emergencies on our workforce, operations, financial results and cash flows; geopolitical instability, such as the armed conflicts between Russia and Ukraine and in the Gaza Strip and nearby areas; the results of operations and financial condition of our customers and suppliers; pricing pressures; severe weather and seasonal factors; our inability to continue to grow and manage our growth effectively; our inability to attract and retain qualified employees and key personnel; our inability to comply with, and the effect on our business of, evolving legal standards and regulations, including those concerning data protection, consumer privacy, sustainability, and evolving labor standards; risks relating to the development and performance of our software-enabled services; our inability to retain or upgrade current customers, further penetrate existing markets or expand into new markets; the risk that our business, financial condition and results of operations may be adversely affected by other political, economic, business and competitive factors; and other risks and uncertainties discussed in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K and in our other filings with the SEC. If one or more of these or other risks or uncertainties materialize (or the consequences of any such development changes), or should our underlying assumptions prove incorrect, our actual results or outcomes, or the timing of these results or outcomes, may vary materially from those reflected in our forward-looking statements. Forward-looking statements and other statements in this Report regarding our environmental, social, and other sustainability plans and goals are not an indication that these statements are necessarily material to the Company, investors or other stakeholders or required to be disclosed in our filings under U.S. securities laws or any other laws or requirements applicable to the Company. In addition, historical, current, and forward-looking environmental, social, and sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. Forward-looking statements in this Report are made as of the date of this Report, and the Company disclaims any intention or obligation to update publicly or revise such forward-looking statement, whether as a result of new information, future events, or otherwise except as required by law.

PART I.
ITEM 1. BUSINESS
Our Strategy
In 2024, we announced a new business strategy that reflects a renewed focus on developing and marketing our AI-enabled software, edge and services offerings. This transition entailed significant operational changes during calendar years 2024 and 2025, including reduction of what had historically been the source of most of our revenue (battery resales), adjustments to the way we develop and market our products and services, and realignment of our business processes. These changes have resulted in reduced revenue, increased restructuring-related costs, reduced operating expenses, and short-term disruptions in our operations, which may negatively affect our ability to effectively scale our software and services offerings and achieve our financial and operational targets. Failure to achieve the anticipated benefits of our new strategy may have a material adverse effect on our business, financial condition, and results of operations. See “Our strategy may not achieve anticipated benefits.” in Part I. Item 1A. “Risk Factors” in this Report for additional information about some risks related to our new strategy.
Overview
Stem, Inc., a Delaware corporation (“Stem,” the “Company,” “we,” “us,” or “our”), is a global leader reimagining technology to support the energy transition. We help asset owners, operators, and energy stakeholders unlock the full value of their energy portfolios by enabling the intelligent development, deployment and operation of clean energy assets. Our integrated software suite, PowerTrack™, provides asset monitoring and optimization software and solutions, supported by professional and managed services, under one consolidated set of solutions. Our solutions and services are designed to address complex energy challenges by transforming our customers’ raw data into clear and accurate information to inform actionable insight.
With projects across 55 countries, customers have trusted Stem for nearly 20 years to maximize the value of their clean energy investments.
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
Since our inception in 2009, we have engaged in developing and marketing AI-enabled software and services, raising capital, recruiting personnel, and growing our annual recurring revenue. Over the last 15 years, we have been an industry leader in clean energy software and solutions.
On April 9, 2025, we announced an approximately 27% reduction of our global workforce, as part of our broader efforts to prioritize investments in software, reduce operating costs, increase efficiency, drive profitable growth and increase stockholder value. For the year ended December 31, 2025, we incurred $6.1 million in restructuring costs related to the reduction of our global workforce. We expect to continue to exercise discipline and incur moderate expenses associated with sales and marketing, research and development, regulatory and related functions. In addition, we expect to continue to manage and reduce our general and administrative expenses associated with scaling our business operations, including legal, audit, additional insurance expenses, investor relations activities and other administrative and professional services.
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

Competitive Strengths
Our competitive strengths include the following:
•Exceptional AI and Renewable Energy Expertise: We have a seasoned leadership team with a demonstrated track record of execution and extensive experience in software, distributed energy expertise, technology development, new market commercialization, renewable project development and utility / grid program operations using AI-enabled tools.
•Significant Benefits from Scale: We believe we operate one of the largest global distributed clean energy networks, with 36 Gigawatts (“GW”) of solar assets under management and nearly 2 Gigawatt-hours (“GWh”) of operating energy storage assets under management. This large network generates a significant amount of operational data which drives enhanced software performance.
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
•Leading Strategic Partnerships: We have numerous partnerships with a diverse set of industry leaders to reduce execution risk and increase speed to market in certain geographies. In early 2025, we announced a 484 megawatt (“MW”) solar deployment for Neovolt, one of the largest renewable asset owners in Hungary, who will standardize its asset management on PowerTrack.
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
We have developed a significant patent portfolio to protect elements of our proprietary technology. As of December 31, 2025, we had more than 90 patents across storage and solar asset performance.
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

In September 2024, we announced the rebranding of our flagship enterprise platform, Athena®, which is a registered-trademark, to PowerTrack™ Optimizer. Athena’s trademarked applications include “Analyzer™,” “Supervisor™,” “Explorer™,” and “PowerBidder™.” The services relating to these trademarks are sold as a part of our PowerTrack Optimizer offerings and include, but are not limited to, energy optimization services, software as a service for energy optimization services and energy storage charge and discharge.
We routinely review our development efforts to assess the existence and patentability of our intellectual property. We pursue the registration of our domain names and trademarks and service marks in the U.S. In an effort to protect our brand, as of December 31, 2025, we had nine registered trademarks and several pending applications in the U.S.

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
There is rising demand for solutions that enable the deployment and operation of clean electric power assets with high availability and performance. Additionally, the transition to renewable energy sources and distributed energy infrastructure has increased the complexity and variability of power generation and end-customer electricity demand. This industry transformation has created an opportunity for an increased role for clean energy software and services like ours. We believe that these trends will drive commercial and industrial (“C&I”) customers, utilities, independent power producers and project developers to grow their use of and investment in clean energy systems.
Our key competitors include energy monitoring and optimization software providers, energy storage and edge device OEMs, hardware integration providers, renewable project developers, EPC firms, and consulting firms. In our Managed Services business, our competitors are primarily asset management service providers and energy storage system optimizers, which, respectively, engage with customers to commercially and operationally manage fleets of BESS systems and dispatch those systems into market and program revenue opportunities. Unlike some competitors, Stem’s Managed Service offerings are hardware agnostic and benefit from operational data across a multitude of hardware types, geographies, utilities and grid operator service areas. Our PowerTrack software and edge device products offer highly configurable and scalable edge device and software solutions to control solar, storage and hybrid assets, ingest their performance data and visualize key metrics. Our offerings give our customers visibility and control to operate their energy assets more efficiently and effectively.
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
Our AI-powered platform manages energy assets operating worldwide, with various policy frameworks across each energy market. Several U.S. states have utility procurement programs, energy system decarbonization goals and/or renewable portfolio standards for which our technology is eligible, including California, Connecticut, Hawaii, Illinois, Massachusetts, Maryland,

Michigan, New Jersey, New York and Texas. Additionally, these energy assets often qualify for tax or financial incentives, including certain federal tax credits. The Inflation Reduction Act of 2022 (the “IRA”) established and expanded federal tax credits for certain clean energy projects, including the storage investment tax credit (“ITC”) and solar production tax credit (“PTC”) under Section 48E of the Internal Revenue Code (the “Code”) applicable to energy storage projects. In July 2025, the One Big Beautiful Bill Act (the “OBBB”) was enacted and introduced material changes to clean energy tax credit programs, including those implemented under the IRA. The OBBB also included restrictions on the availability of energy tax credits to U.S. taxpayers owned or controlled by certain foreign entities of concern (“FEOC”) (i.e., China, Russia, Iran and North Korea) as well as limitations on “material assistance” by any such country of concern in the manufacturing of products benefitting from such tax credits. These requirements introduce significant new compliance obligations and supply chain complexity for clean energy market participants, including requirements for enhanced due diligence, component-level sourcing verification, and ongoing monitoring across vendor supply chains. The OBBB also prohibits the transfer of tax credits to specified foreign entities, which may affect the market for transferable tax credits. The availability, value or implementation of federal incentives could also change with political conditions including those related to Congress or the presidency.
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
Several states have mandates or policies designed to encourage energy storage adoption. For example, California offers a cash rebate for storage installations through the Self Generation Incentive Program and Massachusetts and New York offer performance-based financial incentives for storage. Storage installations also are supported in some states by state public utility commission policies that require utilities to consider alternatives such as storage before they can build new generation. In February 2018, the Federal Energy Regulatory Commission (“FERC”) issued Order 841, directing regional transmission operators and independent system operators to remove barriers to the participation of storage in wholesale electricity markets and to establish rules to help ensure storage resources are compensated for the services they provide. In September 2020, the FERC issued Order 2222, opening up U.S. wholesale energy markets to aggregations of distributed energy resources like rooftop solar, BTM batteries, and electric vehicles. FERC Order 2222 is in various stages of implementation across the U.S.
Solar and energy storage systems require interconnection agreements from the applicable local electric utilities in order to connect to the grid and operate. In almost all cases, interconnection agreements are standard form agreements that have been pre-approved by the local public utility commission or another regulatory body with jurisdiction over interconnection agreements. As such, no additional regulatory approvals are typically required once interconnection agreements are signed. For wholesale transmission, energy storage systems require interconnection agreements with transmission providers. The pace of wholesale interconnection is often a source of delay for project implementation, although FERC is requiring process improvements through Order 2023, which intended to speed up the process of connecting new energy projects .
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

Human Capital Resources
Driving Organizational Excellence
At Stem, our people are critical to our success and the company’s mission. In 2025, we undertook significant organizational transformation to position the company for sustainable growth and operational efficiency. We established a unified “One Stem” brand and worked to sharpen our collective focus on core competencies, and optimized resource allocation across each revenue stream.
Additionally, we implemented six core values to define our culture and drive accountability: Ruthlessly Resourceful, Masters of Our Craft, Uncompromising Safety, Sky’s the Limit, Future Builders and Be Real, Do Good. These values serve as the foundation for how we operate, make decisions, and hold ourselves accountable to delivering results.
Human Capital
As of December 31, 2025, we had 423 employees, of whom 268 were based in the United States and 155 were in international locations.
We believe that our future success depends in part on our continued ability to attract, develop, and retain top talent while maintaining rigorous performance standards across the organization.
Talent Development
At Stem, we prioritize talent development through ongoing initiatives designed to support employee growth and success. Our approach includes talent mechanisms like the simplified annual performance review, encouraging continuous feedback and professional development opportunities. We emphasize goal tracking to align individual and company objectives, and emphasize measurable outcomes to ensure individual contributions directly support company priorities. Career progression materials provide support to employees in mapping out their long-term growth within the organization. These efforts reflect our commitment to building a high-performing team and enabling our employees to reach their full potential. This Sky’s the Limit approach to talent development creates pathways for high performers while maintaining organizational standards.

Professional Development
We foster continuous learning through our employees’ commitment to being Masters of Our Craft. Our workforce has access to professional development resources, new hire training, and the Stem Learning Series. These resources support both technical expertise and leadership capability development.
We encourage and provide opportunities for employees to participate in targeted skill-building activities that are aligned with business needs and individual career progression. Our development investments focus on building capabilities critical to our strategic objectives.

Employee Sentiment & Feedback
We actively seek employee feedback through the “Your Voice” sentiment survey which measures engagement trends and provides leadership with actionable insights. Feedback data informs organizational decisions, policy refinements and leadership priorities. Consistent with our Be Real, Do Good value, we maintain open communication channels and address employee concerns while balancing organizational needs.

Culture & Workplace Environment
We are committed to creating an inclusive environment where employees can contribute effectively and professionally. Our One Stem culture emphasizes collaboration across functions and geographies, accountability for results, and respect for diverse perspectives. We continue to create opportunities for connection across employee populations through our global culture coalition and employee resource initiatives, while continuing to maintain focus on operational excellence and business performance.

Available Information
Our website is www.stem.com. We use our Investor Relations website, at https://investors.stem.com, as a routine channel for distribution of important information, including news releases, investor presentations, and financial information. We make available free of charge, though our Investor Relations website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers, and amendments to each of those reports, as soon as reasonably practicable after such documents are filed with or furnished to the SEC. Alternatively, you may access these reports at the SEC’s website at www.sec.gov. Copies are also available, without charge, from Stem Investor Relations, 1400 Post Oak Boulevard, Suite 560, Houston, Texas, 77056. Unless expressly noted, the information on our website or any other website is not incorporated by reference in this Annual Report on Form 10-K and should not be considered part of this Report or any other filing that we make with the SEC.
Information About Our Executive Officers
The following table sets forth, as of January 31, 2026, the names and ages of our executive officers, including all offices and positions held by each for the past five years.

Name	Age	Current Position and Five-Year Business Experience
Arun Narayanan	51	Chief Executive Officer, since January 2025; Chief Executive Officer at RES Digital Solutions, a division of RES (a global independent renewable energy company), from April 2024 to January 2025; Chief Digital Officer at RES from August 2023 to March 2024; and Chief Data Officer of Anglo American plc (a global mining company) from January 2018 to June 2023.
Brian Musfeldt	51	Chief Financial Officer, since July 2025; Chief Financial Officer of ikeGPS (a platform technology company supporting above ground grid resiliency and capacity expansion for utilities) from June 2023 to July 2025; Chief Financial Officer of Also Energy, Inc. (which Stem acquired in February 2022) from November 2017 to June 2023.
Saul R. Laureles	60
Chief Legal Officer and Corporate Secretary, since May 2021; Director, Corporate Legal Affairs and Assistant Corporate Secretary at Schlumberger Limited (a global energy technology company), from May 2007 to May 2021.

Mike Carlson	62	Chief Operating Officer, since September 2022; Vice President of Koch Engineered Solutions (an equipment technology and services company) from August 2020 to September 2022; President of Digital Grid North America at Siemens Industries, Inc. (a technology company) from July 2014 to March 2019.
Matthew Tappin	38	President, Software, since September 2024; President of Asset Management Division from March 2023 to September 2024; Vice President, Corporate Development, from May 2021 to March 2023; Corporate Development, New Energies at Shell (an energy company) from August 2019 to May 2021.
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
We urge you to consider carefully the risks described below, which discuss the material factors that make an investment in our securities speculative or risky, as well as in other reports and materials that we file with the SEC and the other information included or incorporated by reference in this Annual Report on Form 10-K. The occurrence of any of the following risks and uncertainties, or additional risks and uncertainties not currently known to us or that we currently deem immaterial, could, in circumstances we may or may not be able to accurately predict, materially adversely affect our business, operations, reputation, financial condition, results of operations, cash flows, liquidity, growth, prospects and stock price. The disclosures in this section reflect our beliefs and opinions as to factors that would be reasonably expected to materially and adversely affect us in the future. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past.

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
•The use of artificial intelligence in our business and associated challenges could result in harm to our business.
•Our future growth will depend on continuing to expand and diversify our new product and new market opportunities, and if we do not successfully execute on our new product and new market plans, or if our new product and new market opportunities are more limited than we expect, our operating results and future growth prospects could be adversely affected.
Risks Relating to Our Operations
•Our new strategy may not achieve anticipated benefits.
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
•We have incurred significant losses in the past and may continue to incur net losses through at least 2026.
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
•Severe weather events may affect our business.
•Increased scrutiny from stakeholders and regulators regarding sustainability practices and disclosures could result in additional costs and adversely impact our business and reputation.
Risks Related to Third-Party Partners
•We are exposed to interconnection and transmission facility development and curtailment risks.
•We may not successfully maintain relationships with third parties such as contractors and developers.
•We must maintain customer confidence in our long-term business prospects in order to maintain and grow our business
Risks Related to Our Intellectual Property and Technology
•Our future growth depends on our ability to continue to develop and maintain our proprietary technology.
•We may experience information technology or data security failures.
•Our technology could have undetected defects, errors or bugs in hardware or software.
•We may not adequately secure, protect and enforce our intellectual property rights and trademarks.
•Our patent applications may not result in issued patents, and our issued patents may not provide adequate protection
•We may need to defend ourselves against claims that we have infringed, misappropriated, or otherwise violated the intellectual property rights of others.
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
Additional Risks Related to Our Securities and Capital Structure
•Analysts may not publish sufficient or any research about our business or may publish inaccurate or unfavorable research.
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
•Our stockholders may face dilution if we issue additional shares of our capital stock, including as a result of the exercise of the Warrants.

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
From our inception in 2009 through 2012, we were focused principally on research and development activities relating to our energy storage systems technology. We did not sell any of our battery hardware and software-enabled services and did not recognize any significant revenue until much later. Moreover, in October 2024, we announced a new business strategy that reflects a renewed focus on developing and marketing our AI-enabled software and services offerings. This strategy has required significant operational changes, including reduction of what has historically been the source of most of our revenue (battery resales), adjustments to the way we develop and market our products and services, and realignment of our business processes. As a result, we have a limited history operating our business at its current scale and under our current strategy, and therefore a limited history upon which you can base an investment decision.
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
We compete for customers, financing partners and incentive dollars with other providers of asset performance monitoring and control solutions and energy storage systems. Many providers of electricity, such as traditional utilities and other companies offering distributed generation products, have longer operating histories, customer incumbency advantages, access to and influence with local and state governments, and more capital resources than we do. Significant developments in alternative energy storage and management technologies or improvements in the efficiency or cost of traditional energy sources, including coal, oil, natural gas used in combustion or nuclear power, may materially and adversely affect our business and prospects in ways we cannot anticipate. We may also face new competitors who are not currently in the market, including as a result of the IRA and OBBB and their anticipated impact on our industry. If we fail to adapt to changing market conditions and to compete successfully with new competitors, we will limit our growth and adversely affect our business results. Additionally, in connection with our new business strategy, we are renewing our focus on developing and marketing our AI-enabled software and services offerings. Our competitors may be able to develop new AI-enabled offerings that negatively impact demand for our offerings, or incorporate AI into their offerings more successfully than we do and achieve greater and faster adoption. As a result, even if our services and offerings are more effective than the products and services that our competitors offer, potential customers might select competitive products and services in lieu of purchasing our services, which would limit our growth and adversely affect our business results.

We use artificial intelligence in our business, and challenges with properly managing its use could result in harm to our brand, reputation, business or customers, and adversely affect our results of operations.

We are renewing our focus on developing and marketing our AI-enabled software and services offerings and incorporating AI in internal tools that support our business. This emerging technology presents a number of risks inherent in its use. AI algorithms are based on machine learning and predictive analytics, which can create accuracy issues, unintended biases, and discriminatory outcomes that could harm our brand, reputation, business, or customers. Additionally, no assurance can be made that the usage of AI will assist us in being more efficient or offset the costs of its implementation. Further, dependence on AI to make certain business decisions may introduce additional operational vulnerabilities by producing inaccurate outcomes, recommendations, or other suggestions based on flaws in the underlying data or other unintended results. Our competitors or other third parties may incorporate AI into their business, services, and products more rapidly or more successfully than us, which could hinder our ability to compete effectively and adversely affect our results of operations. Implementing the use of AI successfully, ethically and as intended, will require significant resources. In addition, the use of AI may increase regulatory, cybersecurity, and data privacy risks, such as intended, unintended, or inadvertent transmission of proprietary or sensitive information. The technologies underlying AI and their use cases are rapidly developing, and it is not possible to predict all of the legal, operational or technological risks related to the use of AI. Our obligation to comply with emerging AI initiatives, laws, and regulations, including under proposed or enacted legislation regulating AI in jurisdictions such as the U.S. and European Union, could entail significant costs, negatively affect our business, or limit our ability to incorporate certain AI capabilities into our business.

Our future growth will depend on continuing to expand and diversify our new product and new market opportunities, and if we do not successfully execute on our new product and new market plans, or if our new product and new market opportunities are more limited than we expect, our operating results and future growth prospects could be adversely affected.
At the end of 2024, we began implementing our new business strategy that reflects a renewed focus on developing and marketing our AI-enabled software and services offerings and investing in the research and development of new offerings in order to enhance our future growth opportunities. Additionally, we are continuing to seek to expand the markets in which we sell our products and services. If we do not appropriately allocate our resources in line with the market and developing opportunities, our results of operations and future growth prospects could be adversely affected.
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
Risks Relating to Our Operations
Our strategy may not achieve anticipated benefits. Our failure to do so could adversely affect our business, financial condition, and results of operations.
On October 1, 2024, we announced our new strategy. We identified, among other things, the need to transition from reliance on hardware resales to a software- and services-focused business. While we believe this is critical to our long-term growth and profitability, our implementation of this strategy is subject to numerous risks and uncertainties.
Our total hardware revenue in fiscal years 2025 and 2024 was $68.6 million and $76.8 million, which comprised 43.9% of our total revenue in fiscal year 2025 and 53.1% of our total revenue in fiscal year 2024, respectively. Our transition away from hardware resales could lead to decreased revenue in the short term, as we work to adjust our revenue streams and our customer base. This decline in revenue could strain our cash flow and temporarily worsen our cash position, which in turn may limit our ability to invest in the necessary technologies, talent and infrastructure required to fully implement the new strategy. If we are unable to generate sufficient cash flow or secure additional funding, we may experience delays in executing our new strategy, which could have a material adverse effect on our business, financial condition, and results of operations.
This transition has entailed significant operational changes, including reduction of what has historically been the source of most of our revenue (battery resales), adjustments to the way we develop and market our products and services, and realignment of our business processes. These changes have led to reduced revenue, restructuring-related costs and disruptions in our operations, which may negatively impact our ability to effectively scale our software and services offerings and achieve our financial and operational targets. Failure to achieve the intended benefits of these changes may have a material adverse effect on our business, financial condition, and results of operations.
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
In addition, continuing to execute on the new strategy requires investment in new capabilities and resources, particularly in software development, data management, and AI. We may face challenges in recruiting, retaining, and training employees who have the necessary skill sets to support our new business model. A failure to build or acquire these capabilities in a timely manner could delay the successful execution of the strategy and weaken our competitive position.
We are subject to supply chain risk and our suppliers may fail to deliver components according to schedules, prices, quality and volumes that are acceptable to us, which could negatively affect our results of operations.
We purchase our components and materials from international and domestic vendors, and are exposed to supply chain risks arising from logistics disruptions. Unexpected changes in business conditions, the macroeconomic environment, geopolitical instability, materials pricing, including inflation of raw material costs, labor issues, wars, natural disasters, health epidemics, trade and shipping disruptions, port congestions and other factors beyond our or our suppliers’ control could also affect these suppliers’ ability to deliver components to us or to remain solvent and operational. In addition, international supply is also exposed to risks related to tariffs and sanctions, as well as political, social, and economic instability in regions where we source products and material. Since April 2025, new, substantial tariffs have been imposed on imports to the U.S. In response, several countries have imposed, or threatened to impose, reciprocal tariffs on imports from the U.S. and other retaliatory measures. These tariffs have caused increases in our supply chain costs, have led us to find alternative suppliers when possible and have also led to increased costs for our customers. These or other tariffs could continue to adversely affect our hardware component prices and negatively affect any plans to sell products in any impacted international markets. Disruptions in the availability of key equipment, components or materials such as lithium may adversely affect our business, prospects and operations, and volatility in prices and availability of such items may negatively affect our customer relationships and ability to plan for future growth.
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
We depend on a small number of significant customers for our sales, and a small number of customers have historically accounted for a material portion of our revenue. The loss of any one of our significant customers, their inability to perform under their contracts, their termination or failure to renew their contracts with us, or their default in payment could cause our revenue and our working capital to decline materially. As of December 31, 2025, we had $38.4 million of accounts receivable including $2.7 million of unbilled receivables. For the near future, we may continue to derive a significant portion of our revenue from a small number of customers. For the fiscal year ended December 31, 2025, no one customer accounted for more than 10% of our revenue. Loss of a significant customer or a significant reduction in pricing or order volume from a significant customer could materially reduce our revenue and operating results in any reporting period.
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
Our sales cycle is typically six to twelve months for our hardware and software-enabled services, but can vary considerably. In order to make a sale, we must typically provide a significant level of education to prospective customers regarding the use and benefits of our hardware and software-enabled services.
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
Currently, the time between the entry into a sales contract with a customer and the installation of our energy storage systems can range from nine to eighteen months, or more. This lengthy sales and installation cycle is subject to a number of significant risks over which we have little or no control. We characterize contracts that have been signed but not yet installed as a booking that becomes part of our backlog. Because of both the long sales and installation cycles, we may expend significant resources without generating a sale or producing revenue from our bookings and backlog.
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
We believe that our success and our ability to reach our strategic objectives are highly dependent on the contributions of our key management, technical, engineering, finance and sales personnel. In 2024 and 2025, several key executives departed the Company, including our Chief Executive Officer, Chief Financial Officer, Chief Strategy Officer, Chief Technology Officer and Chief Accounting Officer. Our Board of Directors appointed a new Chief Executive Officer in January 2025, a new Chief Financial Officer in July 2025 and a new Chief Accounting Officer in December 2025. Executive leadership and senior management transitions, reductions in workforce and employee turnover can be time-consuming, difficult to manage, create instability, cause disruption to our business and result in the loss of institutional knowledge. Any of these outcomes could impede the execution of our day-to-day operations and our ability to fully implement our business strategy. These effects could also make it more difficult to attract and retain talent. The failure to successfully hire and retain key executives and employees or the further loss of any key executives, senior management or employees could have a significant impact on our operations, including declining product identity and competitive differentiation, eroding employee morale and productivity or an inability to maintain internal controls, regulatory or other compliance related requirements, any and all of which could in turn adversely impact our business, financial condition, and results of operations.
In addition, our ability to manage our growth effectively, including our ability to expand our market presence in international markets, is impacted by our ability to successfully retain our management team, and hire and train new personnel. Our success in hiring, attracting and retaining senior management and other experienced and highly skilled employees will depend in part on our ability to provide competitive compensation packages and a high-quality work environment and maintain a desirable corporate culture. To help attract, retain, and motivate qualified employees, we use stock-based awards, such as restricted stock units and performance-based cash incentive awards, and in the case of our executive officers, we also use performance stock units. Further sustained declines in our stock price, or lower stock price performance relative to our competitors, can further reduce the retention value of our stock-based awards. We may not be able to attract, integrate, train, motivate or retain current or additional highly qualified personnel, and our failure to do so could adversely affect our business, financial condition and operating results.
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
We have incurred significant losses in the past and may incur net losses through at least 2026.
Since our inception in 2009, we have incurred significant net losses and have used significant cash in our business. As of December 31, 2025, we had an accumulated deficit of approximately $1,488.7 million. We expect to continue to expand our operations, including by investing in sales and marketing, research and development, staffing systems and infrastructure to support our growth. In October 2024, we announced a new business strategy, which resulted in reduced revenues and short-term disruptions in our operations. Under our current plans, we expect to continue to incur net losses on a GAAP basis through at least 2026. Our ability to achieve profitability in the future will depend on a number of factors, including:
•continuing to implement our new strategy;
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
•operating our systems profitably for the benefit of our customers; and
•the availability of incentives, including those associated with the IRA and OBBB.
Even if we do achieve profitability when expected, we may be unable to sustain or increase our profitability in the future.

We may not realize expected benefits from our cost reduction and restructuring efforts, and our profitability or our business otherwise might be adversely affected.
In order to operate more efficiently and cost effectively, we have, and we may from time to time, adjust employment levels, optimize our footprint and/or implement other restructuring activities. For example, in April 2025, we announced an approximately 27% reduction of our global workforce, as part of our broader efforts to prioritize investments in software, reduce operating costs, increase efficiency, drive profitable growth and increase stockholder value. These activities are complex and may involve or require significant changes to our operations. If we do not successfully manage these activities, expected efficiencies and benefits might be delayed or not realized. Risks associated with these actions and other workforce management issues include: unfavorable political responses and reputational harm; unforeseen delays in the implementation of the restructuring activities; additional costs; adverse effects on employee morale; the failure to meet operational targets due to the loss of employees or work stoppages; and difficulty managing our operations during or after facility consolidations, any of which may harm our business or reputation, impair our ability to achieve anticipated cost reductions, or have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.
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

In addition, there may be adverse effects to our business if there is instability, disruption or destruction in a significant geographic region, regardless of cause, including war, terrorism, riot, civil insurrection or social unrest; and natural or man-

made disasters, including famine, flood, fire, earthquake, storm or disease. The U.S. government and other governments in jurisdictions in which we operate have imposed severe sanctions and export controls against Russia and Russian interests, and have threatened additional sanctions and controls. The ongoing conflict between Russia and Ukraine has exacerbated shortages and shipping delays affecting certain components and supplies. It is not possible to predict the broader consequences of this conflict, which could include further sanctions, embargoes, greater regional instability, geopolitical shifts and other adverse effects on macroeconomic conditions, international trade, currency exchange rates, supply chains and financial markets.
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
The energy storage systems we pair with our PowerTrack Optimizer platform are complex energy solutions. We rely on our OEM suppliers to control the quality of the battery storage equipment and other components that make up the energy storage system sold to our customers. We are not involved in the manufacture of the batteries or other components of the energy storage systems. As a result, our ability to seek recourse for liabilities and recover costs from our OEM suppliers depends on our contractual rights as well as the financial condition and integrity of such OEM suppliers that supply us with the batteries and other components of our energy storage systems. Such systems may contain undetected or latent errors or defects. In the past, we have discovered latent defects in energy storage systems. In connection with such defects, we could incur significant expenses or disruptions of our operations, including to our energy storage network, that would prevent us from performing the automated data engineering required to support our AI processes and energy storage network. Any manufacturing defects or other failures of our energy storage systems to perform as expected could cause us to incur significant re-engineering costs, divert the attention of our personnel from operating and maintenance efforts, expose us to adverse regulatory action and litigation and significantly and adversely affect customer satisfaction, market acceptance and our business reputation. Furthermore, our OEM suppliers may be unable to correct manufacturing defects or other failures of any energy storage systems in a manner satisfactory to our customers, which could adversely affect customer satisfaction, market acceptance and our business reputation.
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
Our software and services offerings are essential to the operation of our hardware products that we sell to customers. As a result, in connection with the sales of energy storage hardware, we enter into recurring long-term services agreements with customers for the usage of our PowerTrack Optimizer platform for approximately 3 to 20 years. Our pricing of services contracts is based upon the value we expect to deliver to our customers, including considerations such as the useful life of the energy storage system and prevailing electricity prices. We also provide performance warranties and guarantees covering the efficiency and output performance of our software-enabled services. We do not have a long history with a large number of field deployments, and our estimates may prove to be incorrect. Failure to meet these performance warranties and guarantee levels may require us to refund our service contract payments to the customer, or require us to make cash payments to the customer based on actual performance, as compared to expected performance.

Further, the occurrence of any defects, errors, disruptions in service, or other performance problems, interruptions, or delays associated with our energy storage systems or the PowerTrack Optimizer platform, whether in connection with day-to-day operations or otherwise, could result in:
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
We primarily rely on Amazon Web Services to deliver our services to users on our PowerTrack Optimizer platform, and any disruption of, or interference with, our use of Amazon Web Services could adversely affect our business, financial condition and results of operations.
We currently host our PowerTrack Optimizer platform and support our energy storage network operations on one or more data centers provided by Amazon Web Services (“AWS”), a third-party provider of cloud infrastructure services. We do not have control over the operations of the facilities of AWS that we use. AWS’ facilities are vulnerable to damage or interruption from natural disasters, cybersecurity attacks, terrorist attacks, power outages, and similar events or acts of misconduct.
Our PowerTrack Optimizer platform’s continuing and uninterrupted performance is critical to our success. We have experienced, and expect that in the future we will experience, interruptions, delays, and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions and capacity constraints. In addition, any changes in AWS’ service levels may adversely affect our ability to meet the requirements of users on our PowerTrack Optimizer platform. Since our PowerTrack Optimizer platform’s continuing and uninterrupted performance is critical to our success, sustained or repeated system failures would reduce the attractiveness of our hardware and software-enabled services to customers. It may become increasingly difficult to maintain and improve our performance, as we expand and our energy storage network grows, increasing customer reliance on the PowerTrack Optimizer platform. Any negative publicity arising from any disruptions to AWS’ facilities, and as a result, our PowerTrack Optimizer platform could adversely affect our reputation and brand and may adversely affect the usage of our hardware and software-enabled services. Any of the above circumstances or events may adversely affect our reputation and brand, reduce the availability or usage of our hardware and software- enabled services, lead to a significant short-term loss of revenue, increase our costs, and impair our ability to attract new users, any of which could adversely affect our business, financial condition and results of operations.
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
Under the IRA, the U.S. federal government offers certain federal tax benefits, including Investment Tax Credits (“ITC”) available under the Internal Revenue Code (the “Code”). The OBBB scaled back the ITC available under Section 25D of the Code for residential solar and storage systems purchased through cash or loans. Under the OBBB, the Section 25D credit expired on December 31, 2025. In addition, the OBBB imposed new timing requirements for eligibility under Section 48E of the Code, which governs ITCs for leased solar and storage systems. Previously under the IRA, Section 48E credits were available through 2032 or such later period when the U.S. power sector emitted 75% less carbon emissions than 2022 levels. Under the OBBB, these credits will no longer be available for solar-only projects placed in service after December 31, 2027, unless construction begins on or before July 4, 2026, pursuant to a grandfathering rule. Projects that qualify under this rule must still meet continuity requirements to remain eligible. Additionally, the OBBB introduces new compliance requirements under the Foreign Entity of Concern (“FEOC”) provisions for both Section 48E and the Advanced Manufacturing Production Tax Credit (“AMPTC”) under Section 45X. These provisions limit “material assistance” from FEOCs in projects otherwise eligible for tax credits under Section 48E and Section 45X and establish an escalating threshold of non-FEOC content that must be met by solar and storage projects beginning construction in 2026 and by manufactured components produced beginning in 2026.
These federal tax benefits under both the IRA and the OBBB have certain legal and operational requirements. There may be uncertainty as to how such requirements promulgated under the IRA and the OBBB are interpreted. If IRS guidance regarding implementation of the IRA or the OBBB is viewed by investors as unclear, tax credit financing may be delayed or downsized, harming our ability to secure financing for customers. Our failure to either (i) accurately interpret the new requirements under the IRA and the OBBB regarding among other things, domestic content, siting in an “energy community,” “prohibited foreign entities” or “material assistance” from “prohibited foreign entities” or (ii) adequately update our internal processes to meet such requirements, may result a partial or full reduction in the related federal tax benefit, and our customers, financiers and equity investors may require us to indemnify them for certain of such reductions. Changes in federal tax benefits over time also may affect our future performance. Changes in the availability of rebates, tax credits, and other financial programs and incentives could reduce demand for our products and services adversely impact our business results. Additionally, these incentives may expire on a particular date, end when the allocated funding is exhausted, or be reduced or terminated as a matter of regulatory or legislative policy. The continuation of these programs and incentives depends upon continued political support.
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
In addition to upfront sale of hardware and network integration, we depend on customers continuing to subscribe to services enabled by our PowerTrack Optimizer platform. Therefore, it is important that customers renew their subscriptions when the contract term expires, increase their purchases of our hardware and network solutions and enhance their subscriptions. Customers may decide not to renew their subscriptions with a similar contract period, at the same prices or terms or with the same or a greater number of users or level of functionality. Customer retention may decline or fluctuate as a result of a number of factors, including satisfaction with software-enabled services and features, functionality of our energy storage hardware and software-enabled services, prices, the features and pricing of competing products, reductions in spending levels, mergers and acquisitions involving customers and deteriorating general economic conditions.
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

Increased scrutiny from stakeholders and regulators regarding sustainability practices and disclosures, including those related to sustainability, and disclosure could result in additional costs and adversely impact our business and reputation.
Companies across all industries are facing increased scrutiny regarding their sustainability practices and disclosures and some institutional and individual investors are using sustainability screening criteria in making investment decisions. Our disclosures on these matters or a failure to satisfy evolving stakeholder expectations for sustainability practices and reporting, which may conflict with one another, may potentially harm our reputation and impact employee retention, customer relationships and access to capital. For example, certain market participants use third-party benchmarks or scores to measure a company’s sustainability practices in making investment decisions and customers and supplies may evaluate our sustainability practices or require that we adopt certain sustainability policies as a condition of awarding contracts. In addition, our failure or perceived failure to pursue or fulfill our goals, targets and objectives or to satisfy various reporting standards within the timelines we announce, or at all, could expose us to government enforcement actions and private litigation. Furthermore, complying or failing to comply with existing or future federal, state, local, and foreign legislation and regulations applicable to our sustainability efforts, which may conflict with one another, could cause us to incur additional compliance and operational costs, suffer reputational harm or to become the target of litigation, investigations or other proceedings initiated by government authorities or private actors, which could materially and adversely affect our business, financial condition and results of operations.
Our ability to achieve any goal or objective, including with respect to environmental and diversity initiatives and compliance with sustainability reporting standards, is subject to numerous risks, many of which are outside of our control. Examples of such risks include the availability and cost of technologies and products that meet sustainability and ethical supply chain standards, evolving regulatory requirements affecting sustainability standards or disclosures, our ability to recruit, develop and retain diverse talent in our labor markets, and our ability to develop reporting processes and controls that comply with evolving standards for identifying, measuring and reporting sustainability metrics. Methodologies for reporting sustainability data may be updated and previously reported sustainability data may be adjusted to reflect improvement in availability and quality of third-party data, changes in assumptions, changes in the nature and scope of our operations and other changes in circumstances. Our processes and controls for reporting sustainability matters across our operations and supply chain are evolving along with multiple disparate standards for identifying, measuring, and reporting sustainability metrics, including sustainability-related disclosures that may be required by the SEC, European and other regulators, and such standards may change over time, which could result in significant revisions to our current goals, reported progress in achieving such goals, or ability to achieve such goals in the future. As sustainability best-practices, reporting standards and disclosure requirements continue to develop, we may incur increasing costs related to sustainability monitoring and reporting.
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
Customers may be less likely to purchase our products and services if they do not believe that our business will succeed or that our services and support and other operations will continue in the long term. Similarly, suppliers and other third parties will be less likely to invest time and resources in developing business relationships with us if they do not believe that our business will succeed. Accordingly, in order to build and maintain our business, we must maintain confidence among customers, suppliers, third-party general contractor partners, financing partners, analysts, ratings agencies and other parties in our products and services, long-term financial viability and business prospects. Maintaining such confidence may be particularly complicated by certain factors including those that are largely outside of our control, such as a decline in our stock price, the potential delisting of our common stock on the New York Stock Exchange, changes in senior management, our recent change in business strategy, customer unfamiliarity with our products and services, delivery and service operations to meet demand, competition, future changes in the evolving distributed and renewable energy markets or uncertainty regarding sales performance compared with market expectations.
Our ability to maintain such confidence may be particularly complicated by factors such as:
•the continued implementation of our new business strategy;
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
Our future growth depends on our ability to continue to develop and maintain our proprietary technology that supports our products and software-enabled services, including our PowerTrack platform. In the event that our current or future products and services require features that we have not developed or licensed, or we lose the benefit of an existing license, we will be required to develop or obtain such technology through purchase, license or other arrangements. If the required technology is not available on commercially reasonable terms, or at all, we may incur additional expenses in an effort to internally develop the required technology. We have received patents and have filed patent applications with respect to certain aspects of our technology, and we generally rely on patent protection with respect to our proprietary technology, as well as a combination of trade secrets and copyright law, employee and third-party non-disclosure agreements and other protective measures to protect intellectual property rights pertaining to our proprietary technology and hardware and software- enabled services. There can be no assurance that the steps taken by us to protect any of our proprietary technology will be adequate to prevent misappropriation of these technologies by third parties. If we were unable to maintain our existing proprietary technology, our ability to attract and retain customers could be impaired, our competitive position could be adversely affected, and our revenue could be reduced.
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
Despite our implementation of reasonable security measures, our IT systems, like those of other companies, are vulnerable to damages from computer viruses, natural disasters, fire, power loss, telecommunications failures, personnel misconduct, human error, unauthorized access, physical or electronic security breaches, cyber-attacks (including malicious and destructive code, phishing attacks, ransomware, and denial of service attacks), and other similar disruptions. Such attacks or security breaches may be perpetrated by bad actors internally or externally (including computer hackers, persons involved with organized crime, or foreign state or foreign state-supported actors). Cybersecurity threat actors employ a wide variety of methods and techniques that are constantly evolving, increasingly sophisticated, and difficult to detect and successfully defend against. Moreover, we may not have the current capability to detect certain vulnerabilities, which may allow those vulnerabilities to persist in our systems over long periods of time. Additionally, it may take considerable time for us to investigate and evaluate the full impact of incidents, particularly for sophisticated attacks. These factors may inhibit our ability to provide prompt, full and reliable information about the incident to our customers, partners, regulators, and the public. Geopolitical tensions or conflicts, such as Russia’s invasion of Ukraine, may further heighten the risk of cyber-attacks. The emergence and maturation of AI capabilities may also lead to new and/or more sophisticated methods of attack, including fraud that relies upon “deep fake” impersonation technology or other forms of generative automation that may scale up the efficiency or effectiveness of cyber-attacks. We have experienced such incidents in the past, and any future incidents could expose us to claims, litigation, regulatory or other governmental investigations, administrative fines and potential liability. Any system failure, accident or security breach could result in disruptions to our operations. A material network breach in the security of our or our service providers’ IT systems could include the theft of our trade secrets, customer information, human resources information or other confidential data, including but not limited to personally identifiable information. Although past incidents have not had a material adverse effect on our business operations or financial performance, to the extent that any disruptions or security breach results in a loss or damage to our data, or an inappropriate disclosure of confidential, proprietary or customer information, it could cause significant damage to our reputation, affect our relationships with our customers and strategic partners, lead to claims against us from governments and private plaintiffs, and otherwise adversely affect our business. We cannot guarantee that future cyberattacks, if successful, will not have a material effect on our business or financial results.
Many governments have enacted laws requiring companies to provide notice of cyber incidents involving certain types of data, including personal data. If an actual or perceived cybersecurity breach of security measures, unauthorized access to our system or the systems of the third-party vendors that we rely upon, or any other cybersecurity threat occurs, we may incur liability, costs, or damages, contract termination, our reputation may be compromised, our ability to attract new customers could be negatively affected, and our business, financial condition, and results of operations could be materially and adversely affected. Any compromise of our security could also result in a violation of applicable domestic and foreign security, privacy or data protection, consumer and other laws, regulatory or other governmental investigations, enforcement actions, and legal and financial exposure, including potential contractual liability. In addition, we may be required to incur significant costs to protect against and remediate damage caused by these disruptions or security breaches in the future. Further, our contracts may not fully protect us from liabilities, damages, or claims and, although we carry cyber insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to us on commercially reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. In addition, any data breach, security incident, or compromise of protected personal information may also result in notification requirements or other disclosure obligations and may subject us to civil fines and penalties, litigation, regulatory investigations or enforcement actions or claims for damages under applicable privacy laws.
Our technology could have undetected defects, errors or bugs in hardware or software which could reduce market adoption, damage our reputation with current or prospective customers and/or expose us to product liability and other claims that could materially and adversely affect our business.
We may be subject to claims that our product and service offerings, including our PowerTrack platform, have malfunctioned and persons were injured or purported to be injured. Any insurance that we carry may not be sufficient or it may not apply to all situations. Similarly, to the extent that such malfunctions are related to components obtained from third-party vendors, such vendors may not assume responsibility for such malfunctions. In addition, our customers could be subjected to claims as a result of such incidents and may bring legal claims against us to attempt to hold us liable. Any of these events could adversely affect our brand, relationships with customers, operating results or financial condition.
Furthermore, our PowerTrack (formerly Athena) platform is complex, developed for over a decade by many developers, and includes a number of licensed third-party commercial and open-source software libraries. Our software has contained defects and errors and may in the future contain undetected defects or errors. We continue to evolve the features and functionality of our platform through updates and enhancements, and as we do, we may introduce additional defects or errors that may not be detected until after deployment to customers through our hardware. In addition, if our hardware and software-enabled services, including any updates or patches, are not implemented or used correctly or as intended, inadequate performance and disruptions in service may result.
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
We rely primarily on patent, trade secret and trademark laws, and non-disclosure, confidentiality, and other types of contractual restrictions to establish, maintain, and enforce our intellectual property and proprietary rights. However, our rights under these laws and agreements afford us only limited protection and the actions we take to establish, maintain, and enforce our intellectual property rights may not be adequate. For example, our trade secrets and other confidential information could be disclosed in an unauthorized manner to third parties, our owned or licensed intellectual property rights could be challenged, invalidated, circumvented, infringed, or misappropriated or our intellectual property rights may not be sufficient to provide us with a competitive advantage, any of which could have a material adverse effect on our business, financial condition and results of operations. Additionally, we rely on our brand names, trade names and trademarks to distinguish our products and services, such as our PowerTrackTM platform (and previously, our Athena® platform), from the products of our competitors; however, third parties may oppose our trademark applications, or otherwise challenge our use of such trademarks. In the event that our trademarks are successfully challenged and we lose rights to use those trademarks, we could be forced to rebrand our products and services, which could result in the loss of goodwill and brand recognition. In addition, the laws of some countries do not protect proprietary rights as fully as do the laws of the U.S. As a result, we may not be able to protect our proprietary rights adequately abroad.
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
Parties with an interest in other energy sources, including lawmakers, regulators, policymakers, environmental and advocacy organizations or other activists may invest significant time and money in efforts to delay, repeal or otherwise negatively influence laws, regulations and programs that promote renewable energy. Many of these parties have substantially greater resources and influence than we have. Further, changes in U.S. federal, state or local political, social or economic conditions, including changes in U.S. Presidential administrations or deprioritization of these laws, programs and regulations, could result in their modification, delayed adoption or repeal. Any failure to adopt, delay in implementing, expiration, repeal or modification of these programs and regulations, or the adoption of any programs or regulations that encourage the use of other energy sources over renewable energy, could adversely affect our business, financial condition and results of operations.
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
The United States has imposed significant new tariffs on nearly all products and components imported into the United States and could propose additional tariffs or increases to those already in place. Escalating trade tensions, particularly between the United States and China, have led to increased tariffs and trade restrictions, including tariffs applicable to certain materials and components for products used in storage or solar energy projects and the renewable energy market more broadly, such as module supply and availability. More specifically, in March 2018, the United States imposed a 25% tariff on steel imports and a 10% tariff on aluminum imports pursuant to Section 232 of the Trade Expansion Act of 1962 and has imposed additional tariffs on steel and aluminum imports pursuant to Section 301 of the Trade Act of 1974. In February 2025, the United States expanded the Section 232 tariffs on steel and aluminum, raising them to 25% on both metals and eliminating previously available country-level and importer-specific exclusions and exemptions. In June 2025, Section 232 tariffs on steel and aluminum were further increased to 50%, and the scope was broadened to cover the steel and aluminum content of a wider range of derivative products. To the extent we source products that contain overseas supplies of steel and aluminum, these tariffs and any additional or increased tariffs could result in interruptions in the supply chain and negatively affect costs and our gross margins.
Additionally, in January 2018, the United States adopted a tariff on imported solar modules and cells pursuant to Section 201 of the Trade Act of 1974. The tariff was initially set at 30%, with a gradual reduction over four years to 15%. In 2022, the United States extended the Section 201 solar tariffs for an additional four years, which declined to a rate of 14% in 2025. The Section 201 solar tariffs expired on February 7, 2026. While this tariff did not apply directly to the components we import, it may have indirectly affected us by affecting the financial viability of solar energy projects, which could in turn reduce demand for our products. Furthermore, in July 2018, the United States adopted a 10% tariff on a long list of products imported from China under Section 301 of the Trade Act of 1974, including, inverters and power optimizers, which became effective on September 24, 2018 and has been increased several times since then. In June 2019, the Office of the U.S. Trade Representative increased the rate of such tariffs from 10% to 25%. In September 2024, Section 301 tariffs on Chinese solar cells and modules were increased from 25% to 50%, and in January 2025, new 50% Section 301 tariffs took effect on Chinese polysilicon and solar wafers. The Section 301 tariff on lithium-ion non-electric vehicle batteries from China, including those used in energy storage systems, increased from 7.5% to 25% effective January 1, 2026. While these tariffs are not directly applicable to our products, they could negatively affect the solar energy projects in which our products are used, which could lead to decreased demand for our products. In 2025, the United States broadly imposed additional 10% tariffs on Chinese goods under the International Emergency Economic Powers Act of 1977.
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
In February 2022, Auxin Solar Inc., a U.S. producer of crystalline silicon PV products, petitioned the USDOC to investigate alleged circumvention of antidumping and countervailing duties on crystalline silicon PV cell and module imports assembled and completed in Cambodia, Malaysia, Thailand, and Vietnam. In August 2023, USDOC issued a final determination that certain Chinese producers are circumventing antidumping and countervailing duties by shipping crystalline silicon PV cells and modules through Cambodia, Malaysia, Thailand, and Vietnam for minor processing. However, that two-year moratorium has since expired. In 2024, USDOC initiated a second solar antidumping and countervailing duties case involving these same four countries, and final antidumping and countervailing duties orders were issued in June 2025. Also in 2025, the United States also initiated an antidumping and countervailing duties case for Chinese anode material, which could affect battery prices, and USDOC initiated antidumping and countervailing duties investigations into imports of solar cell and modules from India, Indonesia, and Laos. The timing and progress of many of our customers’ projects depend upon the supply of batteries, PV cells and modules. As a result, the imposition and collection of antidumping and countervailing duties, the expanded scope of antidumping and countervailing duties investigations to additional countries and battery materials, and the stacking of multiple tariff authorities on such products, it could adversely affect our business, financial condition and results of operations.
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
Some products that we import may also be affected by the Uyghur Forced Labor Prevention Act (the “UFLPA”), which was signed into law by former President Biden in 2021. According to U.S. Customs and Border Protection, “it establishes a rebuttable presumption that the importation of any goods, wares, articles, and merchandise mined, produced, or manufactured wholly or in part in the Xinjiang Uyghur Autonomous Region of the People’s Republic of China, or produced by certain entities, is prohibited by Section 307 of the Tariff Act of 1930 and that such goods, wares, articles, and merchandise are not entitled to entry to the U.S. The presumption applies unless the Commissioner of U.S. Customs and Border Protection determines that the importer of record has complied with specified conditions and, by clear and convincing evidence, that the goods, wares, articles, or merchandise were not produced using forced labor.” There continues to be uncertainty regarding how to achieve full compliance with the UFLPA, whether related to sufficient traceability of materials or other factors. This continues to create a significant compliance burden and cause supply chain constraints and project delays for our customers that import certain products (including solar panels and related components) from China. Although our own product delivery schedules have not been materially affected thus far, future developments in the enforcement of the UFLPA and related withhold release orders issued by the U.S. Customs and Border Protection may result in disruptions to our own supply chains and future sales, and therefore negatively impact our business, financial condition, and results of operations.
Additional Risks Related to our Securities and Our Capital Structure
Analysts may downgrade our common stock or drop its coverage. If analysts do not publish research about our business or publish inaccurate or unfavorable research, our stock price and trading volume could decline further.
The trading market for our common stock depends in part on the research and reports that analysts publish about our business. We do not have any control over these analysts. If analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, demand for our common stock could further decrease and our common stock price and trading volume may decline.

Our common stock price has been, and may continue to be, subject to significant volatility.
The price of our common stock in 2025 continued to be highly volatile and may fluctuate in response to our results of operations in future periods or due to other factors, including factors specific to companies in our industry, many of which are beyond our control. As a result, our share price may continue to experience significant volatility and may not necessarily reflect the value of our expected performance. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include the following:
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
In addition, in the past, following periods of market volatility, stockholders have instituted securities class action litigation against companies. For example, in May and July 2023, two putative securities class actions were filed against us and certain of our current and former officers and directors alleging claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Sections 11 and 15 of the Securities Act of 1933. On December 17, 2025, the United States District Court for the Northern District of California entered an order dismissing with prejudice all such claims. Securities litigation against us could result in substantial costs and divert our management’s time and attention from other business concerns, which could have a material adverse effect on our business, regardless of the outcome of such litigation. We may be the target of additional litigation of this type in the future.

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
Certain provisions of our Charter and Bylaws may have an anti- takeover effect and may delay, defer or prevent a merger, acquisition, tender offer, takeover attempt or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares held by our stockholders.
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
•provide that our board of directors is expressly authorized to make, alter or repeal our Second Amended and Restated Bylaws (the “Bylaws”);
•provide that stockholders can remove directors only for cause and only upon the approval of not less than 66 2∕3 of all outstanding shares of our voting stock;
•require the approval of not less than 66 2∕3 of all outstanding shares of our voting stock to amend specific provisions of our Second Amended and Restated Certificate of Incorporation, as amended (the “Charter”) and for our shareholders to amend our Bylaws; and
•limit the jurisdictions in which certain stockholder litigation may be brought.
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
Our Charter designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.
Our Charter provides that, that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum, to the fullest extent permitted by law, for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a breach of a fiduciary duty owed by any director, officer or other employee to us or our stockholders, (iii) any action asserting a claim against us or any director, officer, or other employee arising pursuant to the DGCL, (iv) any action to interpret, apply, enforce, or determine the validity of our Charter or Bylaws, or (v) any other action asserting a claim that is governed by the internal affairs doctrine, shall be the Court of Chancery of the State of Delaware (or another state court or the federal court located within the State of Delaware if the Court of Chancery does not have or declines to accept jurisdiction), in all cases subject to the court’s having jurisdiction over indispensable parties named as defendants.
In addition, our Charter provides that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act but that the forum selection provision does not apply to claims brought to enforce a duty or liability created by the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Although we believe these provisions benefit us by providing increased consistency in the application of Delaware law for the specified types of actions and proceedings, the provisions may have the effect of discouraging lawsuits against us or our directors and officers. Alternatively, if a court were to find the choice of forum provision contained in our Charter to be inapplicable or unenforceable in an action, we might incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, financial condition, and operating results. For example, under the Securities Act, federal courts have concurrent jurisdiction over all suits brought to enforce any duty or liability created by the Securities Act, and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Any person or entity purchasing or otherwise acquiring any interest in our shares of capital stock shall be deemed to have notice of and consent to this exclusive forum provision, but will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.
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

Our stockholders and warrantholders may experience substantial dilution in the value of their investment or may otherwise have their interests impaired if we issue additional shares of our capital stock, including as a result of the exercise of the Warrants.
Our Charter allows us to issue up to 250 million shares of our Common Stock and up to one million shares of undesignated preferred stock. To raise additional capital, we may in the future sell additional shares of our common stock or other securities convertible into or exchangeable for our common stock at prices that are lower than the prices paid by existing stockholders, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders, which could result in substantial dilution to the interests of existing stockholders. For example, on June 30, 2025, we issued 439,919 warrants (the “Warrants”) to acquire shares of our common stock. The Warrants will expire on the close of business on December 1, 2030 (or the close of business on the next subsequent business day). The exercise of the Warrants will dilute the value of the common stock and stockholder voting power and the ownership interest holders of Warrants who have not exercised their Warrants.
Pursuant to our Charter, our board of directors may authorize the issuance of up to one million shares of preferred stock at any time and from time to time, with such terms and preferences as the board of directors determines and without any stockholder approval other than as may be required by NYSE rules. The issuance of such shares of preferred stock could dilute the interest of, or impair the voting power of, our common stockholders. The issuance of such preferred stock could also be used as a method of discouraging, delaying, or preventing a change of control.
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
Our Chief Information Security Officer (“CISO”), who has extensive cybersecurity knowledge and skills gained from more than 20 years of work experience at the Company and elsewhere, is the head of our experienced cybersecurity team and is responsible for assessing and managing our cyber risk management program. The CISO receives reports on cybersecurity threats on an ongoing basis and regularly reviews risk management measures implemented by the Company to identify and mitigate data protection and cybersecurity risks. Our CISO collaborates with our business, engineering, human resources, legal, and other functions to implement and enforce our cyber policies. Our CISO reports to our CTO, and they collectively inform our senior management regarding the prevention, detection, mitigation, and remediation of incidents and vulnerabilities.
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
ITEM 2. PROPERTIES
Our corporate headquarters is located in Houston, Texas. This facility comprises approximately 2,500 square feet of office space. We lease this facility. In addition, our other material properties are described below.

Type of Space	Location	Approximate Square Footage	Leased or Owned
Office	Gurugram, India	41,800 square feet	Leased
Office	Broomfield, Colorado	13,600 square feet	Leased
Manufacturing	Longmont, Colorado	24,100 square feet	Leased
We believe our space is adequate for our current needs and that suitable additional or substitute spaces will be available to accommodate the foreseeable expansion of our operations. For more information about our material lease commitments, see Note 6 — Leases, in the accompanying notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
ITEM 3. LEGAL PROCEEDINGS
The information with respect to this Item 3, “Legal Proceedings” is set forth in Note 19 — Commitments and Contingencies, in the accompanying notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock
Our common stock is traded on The New York Stock Exchange under the symbol “STEM.”
Holders
As of February 25, 2026, there were 69 holders of record of our common stock, including Cede & Co., which holds shares as the nominee of The Depository Trust Company, which itself holds shares on behalf of beneficial owners of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
This MD&A generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 that are not included in this Annual Report on Form 10-K can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K filed with the SEC on March 5, 2025.

The Merger
The information regarding the Merger set forth in the first paragraph of Part 1, Item 1, “Business — History” above is incorporated herein by reference. For financial reporting purposes, Legacy Stem is treated as the accounting acquirer.
Overview
Stem is reimagining technology to drive the energy transition. We help asset owners, operators and stakeholders benefit from the full value of their energy portfolio by enabling the intelligent development, deployment and operation of clean energy assets. Our integrated software suite, PowerTrack, provides asset monitoring software and solutions, supported by professional and managed services, under one consolidated set of solutions. Our solutions and services are designed to provide customers with the information they need clearly and accurately and help harness raw data to inform actionable insight. With global projects managed in 55 countries, customers have relied on Stem for nearly 20 years to help maximize the value of their clean energy projects.

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
Since our inception in 2009, we have engaged in developing and marketing AI-enabled software and services, raising capital, recruiting personnel, and growing our annual recurring revenue. Over the last 15 years, we have been an industry leader in clean energy software and solutions.
Each year since our inception, we have incurred net operating losses and negative cash flows from operations. We have financed our operations primarily through cash flows from customers and the issuance of convertible senior notes.
Our total revenue increased from $144.6 million for the year ended December 31, 2024 to $156.3 million for the year ended December 31, 2025. For the years ended December 31, 2025 and 2024, we generated net income of $137.8 million and incurred a net loss of $854.0 million, respectively. As of December 31, 2025, we had an accumulated deficit of $1,488.7 million.
On April 9, 2025, we announced an approximately 27% reduction of our global workforce, as part of our broader efforts to prioritize investments in software, reduce operating costs, increase efficiency, drive profitable growth and increase stockholder value. For the year ended December 31, 2025, we incurred $6.1 million in restructuring costs related to the reduction of our global workforce. We expect to continue to exercise discipline and moderate expenses associated with sales and marketing, research and development, regulatory and related functions. In addition, we expect to continue to manage and reduce our general and administrative expenses associated with scaling our business operations, including legal, audit, additional insurance expenses, investor relations activities and other administrative and professional services.
Key Factors, Trends and Uncertainties Affecting our Business
We believe that our performance and future success depend on several factors, some of which present significant opportunities for us, and some of which pose risks and challenges, including but not limited to:
Our Strategy
In 2024, we announced a new business strategy that reflects a renewed focus on developing and marketing our AI-enabled software, edge and services offerings. This transition has entailed significant operational changes during calendar years 2024 and 2025, including reduction of what had historically been the source of most of our revenue (battery resales), adjustments to the way we develop and market our products and services, and realignment of our business processes. These changes have resulted in reduced revenue, increased restructuring-related costs, reduced operating expenses, and short-term disruptions in our operations, which may negatively affect our ability to effectively scale our software and services offerings and achieve our financial and operational targets. Failure to achieve the anticipated benefits of our strategy may have a material adverse effect on our business, financial condition, and results of operations. See “Our strategy may not achieve anticipated benefits.” in Part I. Item 1A. “Risk Factors” in this Report for additional information about some risks related to our strategy.
Cash Reserves
The execution of our new business strategy has required, and is expected to continue to require, investment in our software, our employees and infrastructure. As of December 31, 2025, we had cash and cash equivalents of $48.9 million (as compared to $43.1 million as of September 30, 2025 and $56.3 million as of December 31, 2024), while our operating expenses for the year ended December 31, 2025 were $115.6 million. If our cash flow from operations does not improve as expected, or if we are unable to secure additional sources of capital if or when the need arises, we may be constrained in our ability to make the investments required to continue execution of our new strategy.

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
At the Company’s 2025 Annual Meeting of Stockholders, our stockholders approved a reverse stock split of our common stock, par value $0.0001 per share. After such stockholder approval, our Board of Directors implemented the reverse stock split at a ratio of 1-for-20 and a reduction in the total number of authorized shares of common stock from 500.0 million shares to 250.0 million shares on June 23, 2025 (the “Effective Time”).
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
One Big Beautiful Bill Act of 2025
In July 2025, the OBBB was enacted, which introduced material changes to clean energy tax credit programs that are significant to our business and may affect our financial condition, results of operations and future prospects. Included in this legislation are provisions that allow for the immediate expensing of domestic United States research and development expenses, immediate expensing of certain capital expenditures, and other changes to the U.S. taxation of profits derived from foreign operations. The OBBB did not result in any material changes to tax expense or cash tax for 2025, primarily as a result of the valuation allowance we have on our deferred tax assets.
The OBBB scales back the Investment Tax Credit (the “ITC”) available under Section 25D of the Internal Revenue Code (the “Code”) for residential solar and storage systems purchased through cash or loans. Under the OBBB, the Section 25D credit expired on December 31, 2025. In addition, the OBBB imposes new timing requirements for eligibility under Section 48E of the Code, which governs ITCs for leased solar and storage systems. Previously under the IRA, Section 48E credits were available through 2032 or such later period when the U.S. power sector emitted 75% less carbon emissions than 2022 levels. Under the OBBB, these credits will no longer be available for solar-only projects placed in service after December 31, 2027, unless construction begins on or before July 4, 2026, pursuant to a grandfathering rule. Projects that qualify under this rule must still meet continuity requirements to remain eligible. Energy storage projects are not subject to this placed-in-service deadline; however, the ITC for storage systems will begin to phase down in 2034 - decreasing to 75% in 2034, 50% in 2035 and phasing out entirely by 2036.
The OBBB also amends the domestic content bonus credit rules for Section 48E projects. Projects commencing construction after June 16, 2025 and before January 1, 2026 must meet a 45% domestic cost threshold. If construction begins in

2026, the project’s domestic cost threshold is 50%, and if construction begins after 2026, the project’s domestic cost threshold is 55%.
Additionally, the OBBB introduces new compliance requirements under the Foreign Entity of Concern (“FEOC”) provisions for both Section 48E and the Advanced Manufacturing Production Tax Credit (“AMPTC”) under Section 45X. These provisions limit “material assistance” from FEOCs in projects otherwise eligible for tax credits under Section 48E and Section 45X and establish an escalating threshold of non-FEOC content that must be met by solar and storage projects beginning construction in 2026 and by manufactured components produced beginning in 2026.
On July 7, 2025, the President issued an Executive Order directing the Secretary of the Treasury to issue updated guidance on the “beginning of construction” requirements applicable to Section 48E projects under the OBBB and also to implement the FEOC restrictions set forth in the OBBB. On August 15, 2025, the Treasury Department released Notice 2025-42, which modifies the rules for determining when construction begins for purposes of qualifying for the Section 48E credits. The guidance eliminates the longstanding 5 percent safe harbor for solar projects larger than 1.5 megawatts (AC), effective for projects that begin construction on or after September 2, 2025. Projects that began construction prior to that date continue to be governed by prior IRS guidance. The 5 percent safe harbor remains available for solar facilities of 1.5 MW or smaller. Under the new rules, the physical work test is now the sole method for establishing that construction has begun for affected solar projects larger than 1.5 MW and for all wind projects. The test requires that “physical work of a significant nature” be performed, without regard to cost, and may include certain on-site and off-site activities but excludes preliminary activities such as planning, permitting, and financing. We are currently evaluating the full impact of this legislation on our consolidated financial statements.
The OBBB makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. ASC 740, “Income Taxes”, requires the effects of changes in tax rates and laws to be recognized in the period in which the legislation is enacted, which is the date the legislation is signed into law. The OBBB did not have a material impact on our financial statements for 2025, but we continue to evaluate the potential future impact of the OBBB on our financial statements.
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
There are no remaining parent company guarantees (“PCGs”) outstanding, and the Company expects no future impact on its financial results as a result of PCGs.
Because we have not included these parent company guarantees in our contracts since July 2023, and because we do not intend to provide guarantees in customer contracts going forward, we believe that excluding the effect of the $38.7 million net reduction in revenue for the year ended December 31, 2024, from adjusted EBITDA and non-GAAP gross profit enhances the comparability to these metrics in prior periods.
Impairment and Accounts Receivable Write-Off
For those contracts where the customers invoked PCG protection pursuant to the applicable contract, we have worked actively to remarket the remaining systems subject to PCG with a wide variety of potential customers, as more fully described below under Note 3 — Revenue, in the accompanying notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Given the uncertainty of collection from the original customers of due and unpaid amounts in those cases where we believe we have enforceable rights of recovery, we believe the likelihood for collection of the accounts receivable outstanding relating to hardware subject to these PCG’s is no longer probable. Accordingly, we wrote-off the remaining receivables of $104.1 million during the year ended December 31, 2024. As of June 30, 2025, the Company had entered into an arrangement to recover $3.5 million of the receivables previously written off. As of December 31, 2025, the Company has recovered the full balance of $3.5 million. We are pursuing all potential remedies with respect to its enforceable rights under applicable contracts.

Seasonality
Our results of operations have typically fluctuated due to seasonal trends, which we expect to recur in future periods. Historically, we have recognized most of our revenue in the third and fourth fiscal quarters of each year due to various factors, including the requirement by our customers to reach target commercial operation dates for their renewable energy projects as well as tax equity and financing considerations. For instance, our revenue recognized in the third and fourth quarters of the fiscal year ended December 31, 2025 accounted for 55% of the total revenue recognized in the fiscal year ended December 31, 2025. The seasonality of our results of operations may be mitigated as our software and services offerings begin to comprise a greater percentage of our total revenue.
DevCo Joint Ventures
We, through an indirect wholly-owned development subsidiary, entered into strategic joint ventures with qualified third parties to develop select energy storage generation projects (“DevCo Projects”), as more fully described below under Note 2 — Summary of Significant Accounting Policies in the accompanying notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. We have not made an investment in any DevCo Project since 2024, and we are not making further investments in these DevCo Projects. As of December 31, 2025 we have sold, or written off, all project assets associated with the DevCo Projects.
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
Non-GAAP Gross Profit and Margin
We define non-GAAP gross profit as gross profit excluding amortization of capitalized software, impairments related to decommissioning of end-of-life systems, impairments related to DevCo project assets and other write-offs, excess supplier costs, and reduction in revenue. We define non-GAAP gross margin as non-GAAP gross profit as a percentage of revenue.
During 2024, we incurred costs of $1.0 million above initially agreed prices on the acquisition of certain hardware systems from one of our suppliers, which resulted from production delays by such supplier. Because we had not previously incurred costs above initially agreed prices with a hardware supplier, we excluded this item from adjusted EBITDA and non-GAAP gross profit to better facilitate comparisons of our underlying operating performance across periods.
The following table provides a reconciliation of gross profit (loss) and margin (GAAP) to non-GAAP gross profit and margin (in millions, except for percentages):

	Years Ended December 31,
	2025	2024
Revenue	$156.3	$144.6
Cost of revenue	(96.3)	(155.7)
GAAP gross profit (loss)	$60.0	$(11.1)
GAAP gross margin (%)	38%	(8)%

Non-GAAP Gross Profit
GAAP Revenue	$156.3	$144.6
Add: Revenue reduction, net (1)	—	38.7
Less: Other revenue adjustments (2)	(0.5)	—
Subtotal	155.8	183.3
Less: Cost of revenue	(96.3)	(155.7)
Add: Amortization of capitalized software & developed technology	17.6	16.2
Add: Impairments and other write-offs	(4.8)	18.9
Add: Excess supplier costs (3)	—	1.0
Non-GAAP gross profit	$72.3	$63.7
Non-GAAP gross margin (%)	46%	35%
(1) Refer to the discussion of reduction in revenue in “— Parent Company Guarantees” above.
(2) Other revenue adjustments refer to terminations and modifications of significant contracts with customers prior to their scheduled termination dates.
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
We calculate adjusted EBITDA as net income (loss) attributable to us before depreciation and amortization, including amortization of internally developed software, interest expense, further adjusted to exclude stock-based compensation and other income and expense items, including the gain on extinguishment of debt, reduction in revenue, other revenue adjustments, excess supplier costs, change in fair value of derivative liability, change in fair value of warrant liability, impairment of goodwill, contract termination payment, (expected recovery of) impairment and accounts receivable write-off, impairment of inventory and other deferred costs, impairment of deferred costs with suppliers, impairment of DevCo project assets, and income tax provision or benefit.

The following table provides a reconciliation of adjusted EBITDA to net income (loss) (in thousands):

	Years Ended December 31,
	2025	2024
	(in thousands)
Net income (loss)	$137,761	$(854,014)
Adjusted to exclude the following:
Depreciation and amortization (1)	48,621	48,807
Interest expense	23,933	18,293
Gain on extinguishment of debt	(220,047)	—
Stock-based compensation	10,216	18,471
Revenue reduction, net (2)	—	38,653
Other revenue adjustments (3)	(453)	—
Excess supplier costs (4)	—	1,012
Change in fair value of derivative liability	—	(1,477)
Change in fair value of warrant liability	3,222	—
Impairment of goodwill	—	547,152
Contract termination payment (5)	—	10,000
(Recovery of) impairment and accounts receivable write-off (6)	(3,500)	104,134
(Recovery) impairment of inventory and other deferred costs (7)	(13,220)	18,059
Impairment of deferred costs with suppliers (8)	—	13,409
Impairment of DevCo project assets (9)	6,390	—
Provision for income taxes	536	332
Other expenses (10)	13,249	14,328
Adjusted EBITDA	$6,708	$(22,841)
(1) Depreciation and amortization includes depreciation and amortization expense, impairment loss of energy storage systems, impairment loss of project assets, and impairment loss of right-of-use assets.
(2) Refer to the discussion of reduction in revenue in “— Parent Company Guarantees” above.
(3) Other revenue adjustments refer to terminations and modifications of significant contracts with customers prior to their scheduled termination dates.
(4) Refer to the discussion of excess supplier costs “— Non-GAAP Gross Profit and Margin” above.
(5) Contract termination payments and hardware deposit forfeitures with certain suppliers.
(6) Refer to the discussion of write-offs relating to parent company guarantee related arrangements in “— Impairment and Accounts Receivable Write-Off” above.
(7) Recovery of inventory for the year ended December 31, 2025 represents changes to cost of goods due to terminations of significant contracts with customers prior to their scheduled termination dates. For the year ended December 31, 2024, impairment of inventory and other deferred costs represents charges to cost of goods to reduce the value of certain inventory items and deferred assets to their net realizable value.
(8) Deposit forfeitures with certain hardware suppliers.
(9) Impairment of DevCo project assets represent the excess of cost of goods over the sales transaction price for certain DevCo projects sold during the period.
(10) Adjusted EBITDA for the year ended December 31, 2025 reflects the exclusion of other expenses of $13.2 million. Other expenses are comprised of $6.1 million for expenses related to restructuring costs to pursue greater efficiency and to realign our business and strategic priorities, an accounts receivable write-off of $5.9 million, $0.9 million for one-time costs associated with a loss on disposal and abandonment of property, plant and equipment, and $0.3 million of other non-recurring expenses. Adjusted EBITDA for the year ended December 31, 2024 reflects the exclusion of other expenses of $14.3 million. Other expenses are comprised of an accounts receivable write-off of $7.3 million, $3.7 million for expenses related to restructuring costs, $1.2 million for advisory services relating to strategy, $1.5 million in connection with separation agreements for certain of the Company’s former executive officers, and $0.6 million of other non-recurring expenses. Restructuring expenses consisted of employee severance and other exit costs.

Financial Results and Key Metrics
The following table presents our financial results and our key metrics (in millions, except for percentages and unless otherwise noted):

	Years Ended December 31,
	2025	2024
	(in millions)
Key Financial Metrics
Revenue	$156.3	$144.6
GAAP gross profit (loss)	$60.0	$(11.1)
GAAP gross margin (%)	38%	(8)%
Non-GAAP gross profit	$72.3	$63.7
Non-GAAP gross margin (%)	46%	35%
Net income (loss)	$137.8	$(854.0)
Adjusted EBITDA	$6.7	$(22.8)

Key Operating Metrics
Bookings (1)	$131.8	$115.9
Contracted backlog* (2)	$21.3	$20.9
CARR* (3)	$67.2	$64.5
ARR* (4)	$61.1	$52.8
Solar operating AUM (in GW)* (5)	36.1	29.9
Storage operating AUM (in GWh)* (6)	1.7	1.8
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

(3) Contracted Annual Recurring Revenue (“CARR”): Redefined versus prior periods. Beginning with the first quarter of 2025, the Company is redefining CARR as the annualized value from Stem customer subscription contracts with executed purchase orders signed in the period for systems that are not yet operating and all operating Stem customer subscription contracts, including PowerTrack software, storage software & recurring managed services, and some recurring professional services contracts. Previously, this metric included the annualized value from all executed Stem customer subscription contracts, regardless of whether or not a related purchase order had been executed.
(4) Annual Recurring Revenue (“ARR”): Annualized value from operating customer subscription contracts, including PowerTrack software, storage software & recurring managed services, and any recurring professional services contracts.
(5) Total GW of solar systems in operation.
(6) Represents total GWh of energy storage systems in operation. Beginning with the first quarter of 2025 contracted storage AUM was replaced with this metric.
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
Components of Our Results of Operations

Revenue
We generate services and other revenue and hardware revenue. Services and other revenue is generated through (i) energy optimization software, (ii) asset management software, and (iii) advisory services and (iv) the sale of project assets. Software fees charged to customers generally consist of recurring fixed monthly payments throughout the term of the contract and in some arrangements, an installation and/or upfront fee component. We may also receive incentives from utility companies in relation to the sale of our services.
We generate hardware revenue through (i) edge hardware devices and (ii) sales of OEM energy storage systems. Performance obligations are satisfied when the energy storage system and edge hardware device along with all ancillary hardware components are delivered. The milestone payments received before the delivery of hardware are treated as deferred revenue. In certain customer contracts, we agreed to provide a guarantee that the value of purchased hardware will not decline for a certain period of time, as more fully described below under Note 3 — Revenue, in the accompanying notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
Cost of Revenue
Cost of services and other revenue primarily includes costs to service our storage and solar subscription customers. It includes expenses related to providing support to our customers and cloud-related costs, such as hosting costs. These costs primarily consist of personnel-related expenses of our services and customer support personnel, amortization of capitalized internal-use software development, and public cloud and cellular infrastructure costs. Cost of services and other revenue also includes depreciation of the cost of energy storage systems we own under long-term customer contracts, which includes capitalized fulfillment costs, such as installation services, permitting and other related costs. Additionally, cost of services and other revenue may include the costs for the development and constructions of project assets or any impairment of inventory and energy storage systems, along with system maintenance costs associated with the ongoing services provided to customers.
Cost of hardware revenue generally includes the cost to produce edge hardware and the battery hardware purchased from a manufacturer, shipping, delivery, and other costs required to fulfill our obligation to deliver the edge hardware and energy storage systems to the customer location. Cost of hardware revenue may also include any impairment of energy storage systems held in our inventory for sale to our customer. Cost of hardware revenue related to the sale of energy storage systems is recognized when the delivery of the product is completed.
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
Other Income (Expense), Net
Interest Expense
Interest expense, net consists primarily of interest on our outstanding borrowings under our outstanding convertible senior notes, senior secured notes, financing obligations, and accretion on our asset retirement obligations.
Gain on Extinguishment of Debt
Gain on extinguishment of debt represents the proportional carrying value of the exchanged 2028 Convertible Notes and 2030 Convertible Notes, reduced by the collective fair value of the 2030 Senior Secured Notes and the fair value of the 2030 Private Placement Warrants, offset by cash received.
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
Other Income, Net
Other income, net consists primarily of income from equity investments and foreign exchange gains or losses.

Results of Operations
Results of Operations for the Years Ended December 31, 2025 and 2024

	Year Ended December 31,		$ Change	% Change
	2025	2024
	(In thousands, except percentages)
Revenue
Services and other revenue	$87,696	$67,810	$19,886	29%
Hardware revenue	68,570	76,774	(8,204)	(11)%
Total revenue	156,266	144,584	11,682	8%
Cost of revenue
Cost of services and other	52,662	52,394	268	1%
Cost of hardware	43,648	103,248	(59,600)	(58)%
Total cost of revenue	96,310	155,642	(59,332)	(38)%
Gross profit (loss)	59,956	(11,058)	71,014	(642)%
Operating expenses
Sales and marketing	28,717	37,759	(9,042)	(24)%
Research and development	35,295	51,282	(15,987)	(31)%
General and administrative	51,632	88,071	(36,439)	(41)%
Impairment of parent company guarantees	—	104,134	(104,134)	*
Impairment of goodwill	—	547,152	(547,152)	*
Total operating expenses	115,644	828,398	(712,754)	(86)%
Loss from operations	(55,688)	(839,456)	783,768	(93)%
Other income (expense), net
Interest expense	(23,933)	(18,293)	(5,640)	31%
Gain on extinguishment of debt	220,047	—	220,047	*
Change in fair value of derivative liability	—	1,477	(1,477)	*
Change in fair value of warrant liability	(3,222)	—	(3,222)	*
Other income, net	1,093	2,590	(1,497)	(58)%
Total other income (expense), net	193,985	(14,226)	208,211	(1,464)%
Income (loss) before provision for income taxes	138,297	(853,682)	991,979	(116)%
Provision for income taxes	(536)	(332)	(204)	61%
Net income (loss)	$137,761	$(854,014)	$991,775	(116)%
*Percentage is not meaningful
Revenue
Total revenue increased by $11.7 million, or 8%, for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The change was primarily driven by an increase in services and other revenue of $19.9 million compared to the year ended December 31, 2024, primarily due to an increase in solar services subscriptions from existing and new customers. The increase was partially offset by a $8.2 million decrease in hardware revenue that is primarily the result of a decrease in battery hardware resales being offset by increased edge hardware and service offerings as the company continues to strategically de-emphasize battery hardware resales and pursue more selective opportunities.
Cost of Revenue
Cost of revenue decreased by $59.3 million, or 38%, for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The decrease was primarily driven by a decrease in cost of hardware revenue of $59.6 million due to a reduction in low margin battery hardware resales as the company continues to strategically de-emphasize this business line and pursue more selective opportunities. Cost of services and other revenue increased $0.3 million.

Operating Expenses
Sales and Marketing
Sales and marketing expense decreased by $9.0 million, or 24%, for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The decrease was primarily due to a decrease of $7.5 million in personnel costs as a result of a decrease in headcount, and a decrease of $1.6 million of professional services, resulting from reductions in advisory services, marketing related subscription cancellations and office-related expenses.
Research and Development
Research and development expense decreased by $16.0 million, or 31%, for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The decrease was primarily due to a decrease of $11.4 million in personnel costs as a result of lower headcount, and a decrease of $4.6 million in professional services and other expenses.
General and Administrative
General and administrative expense decreased by $36.4 million, or 41%, for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The decrease was primarily driven by one-time prior year charges, including a one-time contract termination payment of $10.0 million, an impairment of deferred costs with suppliers of $13.4 million, along with reductions in current year expenses, including a decrease of $6.3 million in personnel costs as a result of a decrease in headcount, a decrease of $4.2 million in office-related expenses, a decrease of $1.9 million of bad debt expense, a decrease of $0.6 million of professional services and other expenses, and a decrease of $0.1 million in business taxes related to state sales tax liabilities.
Impairment of parent company guarantees
During the year ended December 31, 2024, we recorded credit losses of $104.1 million primarily due to a write-off of receivables related to certain customer contracts, which provided a parent company guarantee, that were deemed to be uncollectible.
Impairment of Goodwill
During the year ended December 31, 2024, we recorded an impairment of goodwill of $547.2 million as the carrying amount of the reporting unit exceeded its fair value.
Other Income (Expense), Net
Interest Expense
Interest expense increased by $5.6 million, or 31%, for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The increase was primarily driven by an increase of $11.0 million on our 2030 Senior Secured Notes, and the accretion of discount on short-term investments of $0.1 million, partially offset by a decrease of $3.9 million in interest on our 2028 and 2030 Convertible Notes and a decrease of $1.8 million in interest on financing obligations.
Gain on Extinguishment of Debt, Net
During the year ended December 31, 2025, we recorded a $220.0 million gain on extinguishment of debt driven by the $155.4 million issuance of our 2030 Senior Secured Notes, 2030 Private Placement Warrants, and cash proceeds, which extinguished approximately $228.8 million aggregate principal amount of our 2028 Convertible Notes and approximately $121.3 million aggregate principal amount of our 2030 Convertible Notes.

Change in Fair Value of Derivative Liability
During the year ended December 31, 2024, we realized gains of $1.5 million relating to the settlement of our derivative liability related to customers contracts.
Change in Fair Value of Warrant Liability
During the year ended December 31, 2025, we recorded an increase of $3.2 million relating to our private placement warrant liability.
Other Income, Net
Other income, net decreased by $1.5 million, or 58%, for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The net decrease was primarily due to a decrease of $1.5 million in interest income from money market funds.
Provision for Income Taxes
During the year ended December 31, 2025, we recorded a provision for income taxes of $0.5 million primarily due to foreign and state income tax expense. During the year ended December 31, 2024, we recorded a provision for income taxes of $0.3 million primarily as a result of foreign and state income tax expense.
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
As of December 31, 2025, our principal sources of liquidity were cash and cash equivalents of $48.9 million, which were held for working capital purposes and for investment growth opportunities. As of December 31, 2025, we had net accounts receivable of $38.4 million and our working capital (deficit), which we define as current assets less current liabilities, was $(10.5) million. We believe that our cash position is sufficient to meet our capital and liquidity requirements for at least the next 12 months.
Our attainment of profitable operations is dependent upon future events, including continued implementation of our business strategy, hiring and retaining our key executives and personnel with the requisite experience to develop our software and AI-based solutions, controlling our operating costs and building our customer base. Failure to achieve the intended benefits of our business strategy, generate sufficient revenues from our software and services offerings, achieve planned gross margins and operating profitability, control operating costs, or secure additional funding may require us to modify, delay, or abandon some of our planned future expansion or development, or to otherwise enact operating cost reductions available to management, which could have a material adverse effect on our business, operating results, and financial condition. The execution of our new strategy has required significant operational changes, including reduction of what has historically been the source of most of our revenue (battery resales), adjustments to the way we develop and market our products and services, and realignment of our business processes. These changes have resulted in reduced revenue, increased costs and short-term disruptions in our operations, which have negatively impacted our financial condition in the near term. Furthermore, our cash reserves may constrain our ability to make the investments required to execute our new strategy or may otherwise not be sufficient to fund operations. If our cash flow from operations does not improve as quickly as expected, or if we are unable to secure additional sources of capital if or when the need arises, it may have a material adverse effect on our business, financial condition, and results of operations.
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
Our long-term liquidity requirements are linked primarily to the expansion of our software and services offerings and our related business strategy, as well as the continued extension of PowerTrackTM and other software applications. While we have plans to potentially expand our geographical footprint beyond our current partnerships and enter into joint ventures, those are not required initiatives to achieve our plans.

Financing Obligations
We have entered into arrangements wherein we finance the cost of energy storage systems via special purpose entities (“SPEs”) we establish with outside investors. These SPEs are not consolidated into our financial statements, but are accounted for as equity method investments. The investors provide us upfront payments through the SPEs. Under these arrangements, the payment by the SPE to us is accounted for as a borrowing by recording the proceeds received as a financing obligation. The financing obligation is repaid with the future customer payments and incentives received. A portion of the amounts paid to the SPE is allocated to interest expense using the effective interest rate method. Furthermore, we continue to account for the revenues from customer arrangements and incentives and all associated costs despite such systems being legally sold to the SPEs due to our significant continuing involvement in the operations of the energy storage systems. The total financing obligation as of December 31, 2025 was $43.4 million, of which $13.8 million was classified as a current liability.
2028 Green Convertible Senior Notes
On November 22, 2021, we sold to Morgan Stanley & Co. LLC, Goldman Sachs & Co. LLC and Barclays Capital Inc, as initial purchasers (the “2021 Initial Purchasers”), and the 2021 Initial Purchasers purchased from us, $460.0 million aggregate principal amount of our 0.50% Green Convertible Notes due 2028 (the “2028 Convertible Notes”), pursuant to a purchase agreement dated as of November 17, 2021, by and between us and the 2021 Initial Purchasers. Our net proceeds from this offering were approximately $445.7 million, after deducting the 2021 Initial Purchasers’ discounts and commissions and the estimated offering expenses payable by us. The 2028 Convertible Notes will accrue interest payable semi-annually in arrears and will mature on December 1, 2028, unless earlier repurchased, redeemed or converted in accordance with their terms prior to such date. Upon conversion, we may choose to pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock. The 2028 Convertible Notes are redeemable for cash at our option at any time given certain conditions. Refer to Note 11 — Debt, in the accompanying notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional details regarding this transaction.
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
On April 3, 2023, we used approximately $99.8 million of the net proceeds from the issuance of the 4.25% Green Convertible Senior Notes due 2030 (“2030 Convertible Notes”) to purchase and surrender for cancellation approximately $163.0 million in aggregate principal amount of our 2028 Convertible Notes. See Note 11 — Debt, in the accompanying notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional details regarding this transaction.

On June 30, 2025, we exchanged approximately $228.8 million aggregate principal amount of the Company’s 2028 Convertible Notes and approximately $121.3 million aggregate principal amount of the Company’s 2030 Convertible Notes, for a portion of the Senior Secured PIK Toggle Notes due 2030 (the “2030 Senior Secured Notes”), which resulted in a $220.0 million gain on debt extinguishment. See Note 11 — Debt, in the accompanying notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional details regarding this transaction.
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
2030 Convertible Notes
On April 3, 2023, we issued $240.0 million aggregate principal amount of our 2030 Convertible Notes in a private placement offering to qualified institutional buyers (the “2023 Initial Purchasers”) pursuant to Rule 144A under the Securities Act of 1933, as amended. The 2030 Convertible Notes are senior, unsecured obligations of the Company and bear interest at a rate of 4.25% per year, payable in cash semi-annually in arrears in April and October of each year, beginning in October 1, 2023. The 2030 Convertible Notes will mature on April 1, 2030, unless earlier repurchased, redeemed or converted in accordance with their terms prior to such date. Upon conversion, we may choose to pay or deliver cash, shares of common stock or a combination of cash and shares of common stock. The 2030 Convertible Notes are redeemable for cash at our option at any time given certain conditions. See Note 11 — Debt, of the Notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional details regarding this transaction.

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
On June 30, 2025, we exchanged approximately $121.3 million aggregate principal amount of the Company’s 2030 Convertible Notes, for a portion of the Senior Secured PIK Toggle Notes due 2030 (the “2030 Senior Secured Notes”), which resulted in a $220.0 million gain on debt extinguishment. See Note 11 — Debt, in the accompanying notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional details regarding this transaction.
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
The transaction included an exchange of approximately (i) $228.8 million principal amount of the 2028 Convertible Notes and (ii) $121.3 million principal amount of the 2030 Convertible Notes, less amounts in lieu of fractional notes, for the 2030 Senior Secured Notes, warrants to purchase 439,919 shares of common stock (the “2030 Private Placement Warrants”), (iii) $10.0 million of cash proceeds, and accrued and unpaid interest on the exchanged 2028 Convertible Notes and 2030 Convertible Notes. The exchange resulted in a $220.0 million gain on debt extinguishment recorded within other income (expenses), net in the unaudited consolidated statements of operations. The gain on debt extinguishment represented the proportional carrying value of the exchanged 2028 Convertible Notes and 2030 Convertible Notes, which in aggregate was $343.9 million, reduced by the collective fair value of the 2030 Senior Secured Notes of $132.0 million and the fair value of the 2030 Private Placement Warrants of $1.9 million, offset by cash received. The fair value of the 2030 Senior Secured Notes was estimated using a Black Derman-Toy lattice model with a yield of approximately 14.6%, synthetic credit rating for the Company, volatility of 32%, and the risk free rate of 3.79% for the expected term associated with the 2030 secured notes. The fair value of the 2030 Private Placement Warrants was estimated using the Black-Scholes-Merton model based on the Company’s closing strike price on the date of extinguishment of $6.23, volatility of 118.6%, and the risk free rate of 3.79% for the expected term associated with the 2030 secured notes. The Company accrued $5.2 million in debt issuance costs primarily consisting of financial advisory, legal, and accounting fees. See 2028 Convertible Notes and 2030 Convertible Notes above for further details on the impacts of the debt extinguishment.
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

Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2025	2024
Net cash provided by (used in) operating activities	$6,861	$(36,650)
Net cash used in investing activities	(6,602)	(3,517)
Net cash used in financing activities	(7,563)	(8,438)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(80)	215
Net decrease in cash, cash equivalents and restricted cash	$(7,384)	$(48,389)
Operating Activities
During the year ended December 31, 2025, net cash provided by operating activities was $6.9 million, primarily due to our net income of $137.8 million, adjusted for non-cash charges of $161.3 million and a net cash inflow of $30.4 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of a gain on debt extinguishment of $220.0 million, write-off of accrued expenses and other liabilities of $38.3 million, partially offset by depreciation and amortization of $44.9 million, non-cash interest expense of $1.5 million related to debt issuance costs, stock-based compensation expense of $10.2 million, a change in fair value of warrant liability of $3.2 million, non-cash lease expense of $2.7 million, impairment of energy storage systems of $2.0 million, loss on disposal of property and equipment of $0.8 million, impairment loss of project assets of $1.7 million, impairment of right-of-use assets of $1.4 million, impairment of other assets of $25.1 million, provision for accounts receivable allowance of $3.0 million, and other non-cash items of $0.5 million. The net cash inflow from changes in operating assets and liabilities was primarily driven by a decrease in accounts receivable of $17.7 million, a decrease in inventory of $6.3 million, a decrease in deferred costs with suppliers of $0.5 million, a decrease in other assets of $9.4 million, and a decrease in project assets of $14.8 million, partially offset by a decrease in deferred revenue of $0.3 million, an increase in contract origination costs of $1.5 million, a decrease in accounts payable of $19.9 million, an increase in accrued expenses of $7.4 million, and a decrease in lease liabilities, net of $4.2 million.
During the year ended December 31, 2024, net cash used in operating activities was $36.7 million, primarily due to our net loss of $854.0 million, adjusted for non-cash charges of $757.6 million and net cash inflow of $59.8 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization of $45.0 million, non-cash interest expense of $2.1 million related to debt issuance costs, stock-based compensation expense of $18.5 million, non-cash lease expense of $3.0 million, impairment of inventory of $14.7 million, impairment of deferred costs with suppliers of $13.4 million, impairment of energy storage systems of $0.8 million, impairment loss of project assets of $0.9 million, impairment of right-of-use assets of $2.1 million, impairment and accounts receivable write-off of $104.1 million, impairment of goodwill of $547.2 million, impairment of deferred services $3.4 million, provision for accounts receivable allowance of $4.0 million, partially offset by change in fair value of derivative liability of $1.5 million. The net cash inflow from changes in operating assets and liabilities was primarily driven by a decrease in accounts receivable of $133.1 million, a decrease in inventory of $2.8 million, a decrease in deferred costs with suppliers of $6.5 million, a decrease in other assets of $6.5 million, partially offset by an increase in contract origination costs of $2.1 million, an increase in project assets of $8.9 million, a decrease in accrued expenses and other liabilities of $20.3 million, a decrease in accounts payable of $48.1 million, a decrease in lease liabilities, net of $2.8 million, and a decrease in deferred revenue of $6.9 million.
Investing Activities
During the year ended December 31, 2025, net cash used in investing activities was $6.6 million, consisting of $6.6 million in capital expenditures on internally-developed software.
During the year ended December 31, 2024, net cash used in investing activities was $3.5 million, primarily consisting of $0.3 million used for the purchase of energy systems, $11.3 million in capital expenditures on internally-developed software, and $0.2 million used for the purchase of property and equipment, partially offset by $8.3 million in net proceeds of available-for-sale investments.
Financing Activities
During the year ended December 31, 2025, net cash used in financing activities was $7.6 million, primarily consisting of the repayment of financing obligations of $12.2 million and a redemption of non-controlling interest of $0.2 million, partially offset by net proceeds from the issuance of senior secured notes of $4.8 million.

During the year ended December 31, 2024, net cash used in financing activities was $8.4 million, primarily consisting of repayment of financing obligations of $8.5 million, partially offset by an investment from non-controlling interest of $0.1 million.
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
The following table summarizes our contractual obligations and commitments as of December 31, 2025 (in thousands).

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Interest on 2028 Convertible Notes	$995	$341	$654	$—	$—
Interest on 2030 Convertible Notes	21,438	5,044	10,089	6,305	—
Interest on 2030 Senior Secured Notes	96,695	17,788	35,738	43,169	—
Operating lease obligations	14,856	3,796	7,907	2,978	175
Non-cancelable purchase obligations	2,998	1,866	1,132	—	—
Total	$136,982	$28,835	$55,520	$52,452	$175
See Note 6 — Leases and Note 11 — Debt, in the accompanying notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for more details.
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
When an impairment indicator is present, we determine if the carrying value of the asset is recoverable by comparing it to its expected undiscounted future cash flows. If the asset group is not recoverable, the impairment loss is calculated as the excess of the carrying value over the fair value. Key estimates in the undiscounted cash flow model include management’s estimate of the projected revenues and operating margins. If fair value is used to determine an impairment loss, an additional key assumption is the selection of a weighted-average cost of capital to discount cash flows. We recorded impairment charges for energy storage systems amounting to $2.0 million during the year ended December 31, 2025. We recorded $1.7 million in project asset impairments during the year ended December 31, 2025.
Fair Value Measurements - 2030 Senior Secured Notes
The Company’s 2030 Senior Secured Notes, issued in June 2025, represent a significant component of our long-term debt. The fair value measurement of these notes is a critical accounting estimate due to the complexity of the instrument, the lack of an active market, and the significant management judgment required in the valuation process.
The 2030 Senior Secured Notes are not publicly traded and do not have readily observable market prices. As a result, we estimate their fair value using an option pricing model, specifically a Black Derman-Toy lattice model. The valuation incorporates both observable and unobservable inputs, and is classified as a Level 3 measurement in the fair value hierarchy. Key inputs and assumptions used in the valuation include yield, synthetic credit rating for the Company, volatility, and risk-free rate. Refer to Note 11 — Debt , in the accompanying notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
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
As of December 31, 2025 and 2024, and for Years Ended December 31, 2025, 2024 and 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Stem, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Stem, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
Fair Value Measurements – 2030 Senior Secured Notes – Refer to Note 11 to the financial statements
Critical Audit Matter Description
On June 30, 2025, the Company issued $155.4 million of 2030 Senior Secured Notes to the holders of its 2028 Convertible Notes and 2030 Convertible Notes in a privately negotiated exchange pursuant to Rule 144A under the Securities Act of 1933, as amended. The transaction included an exchange of approximately (i) $228.8 million principal amount of the existing 2028 Convertible Notes and (ii) $121.3 million principal amount of the 2030 Convertible Notes less amounts in lieu of fractional notes, for the 2030 Senior Secured Notes, warrants to purchase 439,919 shares of common stock (the “2030 Private Placement Warrants”), (iii) $10.0 million of cash proceeds, and accrued and unpaid interest on the exchanged 2028 Convertible Notes and 2030 Convertible Notes. The exchange resulted in a $220.0 million gain on debt extinguishment which represents the proportional carrying value of the exchanged 2028 Convertible Notes and 2030 Convertible Notes, which in aggregate was $343.9 million, reduced by the collective fair value of the 2030 Senior Secured Notes of $132.0 million and the fair value of the 2030 Private Placement Warrants of $1.9 million, offset by cash received. The fair value of the 2030 Senior Secured Notes was estimated using the Black Derman-Toy lattice model. The Black Derman-Toy lattice inputs used to value the 2030 Senior Secured Notes includes synthetic credit rating of the Company, yield, and volatility.
We identified the fair value measurements of the 2030 Senior Secured Notes as a critical audit matter due to the significant level of management judgment required in selection of the valuation model and the inputs management used in the Black Derman-Toy lattice model, including selection of synthetic credit rating, yield, and volatility. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists who possess significant quantitative and modeling expertise, when performing audit procedures to evaluate the appropriateness of the model and management’s inputs.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to testing the fair value of the 2030 Senior Secured Notes included the following, among others:
•We read the relevant debt agreements and other supporting documents to test the source information underlying the fair value measurements of the 2030 Senior Secured Notes and the mathematical accuracy of management’s calculations.
•We tested the effectiveness of controls over the estimation process supporting the fair value estimates of the 2030 Senior Secured Notes, including management’s controls over the selection of the valuation model, synthetic credit rating, yield, and volatility used.
•With the assistance of fair value specialists, we evaluated the reasonableness of the valuation model and the inputs including selection of synthetic credit rating, yield, and volatility used to determine the fair value of the 2030 Senior Secured Notes.
•With the assistance of fair value specialists, we developed an independent estimate of the fair value of the 2030 Senior Secured Notes and compared our estimate of fair value to management’s estimate.
•We evaluated the sufficiency of the disclosures related to the fair value measurements of the 2030 Senior Secured Notes in the financial statements.

/s/DELOITTE & TOUCHE LLP
San Francisco, California
March 4, 2026
We have served as the Company’s auditor since 2018.

STEM, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2025	December 31, 2024

ASSETS
Current assets:
Cash and cash equivalents	$48,915	$56,299
Accounts receivable, net of allowances of $3,893 and $9,499 as of December 31, 2025 and December 31, 2024, respectively	38,353	59,316
Inventory	4,587	10,920
Other current assets	8,236	10,082
Total current assets	100,091	136,617
Energy storage systems, net	43,925	58,820
Contract origination costs, net	7,466	9,681
Intangible assets, net	123,028	143,912
Operating lease right-of-use assets	9,571	12,574
Other noncurrent assets	24,806	75,755
Total assets	$308,887	$437,359
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$10,310	$30,147
Accrued liabilities	26,875	25,770
Accrued payroll	9,131	6,678
Financing obligation, current portion	13,792	16,521
Deferred revenue, current portion	43,625	43,255
Other current liabilities	6,832	6,429
Total current liabilities	110,565	128,800
Deferred revenue, noncurrent	85,251	85,900
Asset retirement obligation	4,349	4,203
Convertible notes, noncurrent	183,594	525,922
Senior secured notes, noncurrent	128,796	—
Financing obligation, noncurrent	29,590	41,627
Warrant liabilities	5,121	—
Lease liabilities, noncurrent	9,860	13,336
Other liabilities	820	35,404
Total liabilities	557,946	835,192
Commitments and contingencies (Note 19)
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized as of December 31, 2025 and December 31, 2024, respectively; zero shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.0001 par value; 250,000,000 and 500,000,000 shares authorized as of December 31, 2025 and December 31, 2024, respectively; 8,489,540 and 8,139,884 issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	1	16
Additional paid-in capital	1,239,263	1,228,042
Accumulated other comprehensive income	41	76
Accumulated deficit	(1,488,747)	(1,626,508)
Total Stem's stockholders’ deficit	(249,442)	(398,374)
Non-controlling interests	383	541
Total stockholders’ deficit	(249,059)	(397,833)
Total liabilities and stockholders’ deficit	$308,887	$437,359
The accompanying notes are an integral part of these consolidated financial statements.

STEM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2025	2024	2023
Revenue
Services and other revenue	$87,696	$67,810	$62,548
Hardware revenue	68,570	76,774	398,967
Total revenue	156,266	144,584	461,515
Cost of revenue
Cost of services and other	52,662	52,394	50,298
Cost of hardware	43,648	103,248	407,552
Total cost of revenue	96,310	155,642	457,850
Gross profit (loss)	59,956	(11,058)	3,665
Operating expenses
Sales and marketing	28,717	37,759	51,556
Research and development	35,295	51,282	56,508
General and administrative	51,632	88,071	74,915
Impairment of parent company guarantees	—	104,134	—
Impairment of goodwill	—	547,152	—
Total operating expenses	115,644	828,398	182,979
Loss from operations	(55,688)	(839,456)	(179,314)
Other income (expense), net
Interest expense	(23,933)	(18,293)	(14,977)
Gain on extinguishment of debt	220,047	—	59,121
Change in fair value of derivative liability	—	1,477	(7,731)
Change in fair value of warrant liability	(3,222)	—	—
Other income, net	1,093	2,590	2,921
Total other income (expense), net	193,985	(14,226)	39,334
Income (loss) before provision for income taxes	138,297	(853,682)	(139,980)
Provision for income taxes	(536)	(332)	(433)
Net income (loss)	$137,761	$(854,014)	$(140,413)

Net income (loss) per share attributable to common shareholders, basic	$16.52	$(105.80)	$(18.05)
Net loss per share attributable to common shareholders, diluted	$(9.18)	$(105.80)	$(18.05)

Numerator used to compute net income (loss) per share:
Net income (loss) attributable to common stockholders, basic	$137,761	$(854,014)	$(140,413)
Net loss attributable to Stem common stockholders, diluted (Note 16)	$(77,975)	$(854,014)	$(140,413)

Weighted-average shares used in computing net income (loss) per share to common shareholders, basic	8,338,759	8,072,127	7,779,198
Weighted-average shares used in computing net loss per share to common shareholders, diluted	8,489,879	8,072,127	7,779,198

The accompanying notes are an integral part of these consolidated financial statements.

STEM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2025	2024	2023
Net income (loss)	$137,761	$(854,014)	$(140,413)
Other comprehensive income (loss):
Unrealized gain on available-for-sale securities	—	3	1,676
Foreign currency translation adjustment	(35)	115	(46)
Total other comprehensive income (loss)	$137,726	$(853,896)	$(138,783)

The accompanying notes are an integral part of these consolidated financial statements.

STEM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-controlling Interests	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of January 1, 2023	7,727,010	$15	$1,185,364	$(1,672)	$(632,081)	$541	$552,167
Stock option exercises, net of statutory tax withholdings	6,277	—	276	—	—	—	276
Issuance of common stock upon release of restricted stock units	63,357	1	—	—	—	—	1
Stock-based compensation	—	—	40,916	—	—	—	40,916
Purchase of capped call options (Note 11)	—	—	(27,840)	—	—	—	(27,840)
Unrealized gain on available-for-sale securities	—	—	—	1,676	—	—	1,676
Foreign currency translation adjustments	—	—	—	(46)	—	—	(46)
Redemption of non-controlling interests	—	—	—	—	—	(56)	(56)
Net loss	—	—	—	—	(140,413)	—	(140,413)
Balance as of December 31, 2023	7,796,644	$16	$1,198,716	$(42)	$(772,494)	$485	$426,681
Issuance of common stock upon release of restricted stock units	195,168	—	—	—	—	—	—
Issuance of fully vested restricted stock units for employee bonuses (Note 14)	148,072	—	8,114	—	—	—	8,114
Stock-based compensation	—	—	21,212	—	—	—	21,212
Unrealized gain on available-for-sale securities	—	—	—	3	—	—	3
Foreign currency translation adjustments	—	—	—	115	—	—	115
Contribution from non-controlling interests	—	—	—	—	—	56	56
Net loss	—	—	—	—	(854,014)	—	(854,014)
Balance as of December 31, 2024	8,139,884	$16	$1,228,042	$76	$(1,626,508)	$541	$(397,833)
Issuance of common stock upon release of restricted stock units	349,746	1	—	—	—	—	1
Stock-based compensation	—	—	11,205	—	—	—	11,205
Foreign currency translation adjustments	—	—	—	(35)	—	—	(35)
Adjustment due to reverse stock split (Note 2)	(90)	(16)	16	—	—	—	—
Redemption of non-controlling interests	—	—	—	—	—	(158)	(158)
Net income	—	—	—	—	137,761	—	137,761
Balance as of December 31, 2025	8,489,540	$1	$1,239,263	$41	$(1,488,747)	$383	$(249,059)
The accompanying notes are an integral part of these consolidated financial statements.

STEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2025	2024	2023
OPERATING ACTIVITIES
Net income (loss)	$137,761	$(854,014)	$(140,413)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	44,947	44,988	46,275
Non-cash interest expense, including interest expenses associated with debt issuance costs	1,540	2,087	2,602
Stock-based compensation	10,216	18,471	45,109
Change in fair value of derivative liability	—	(1,477)	7,731
Change in fair value of warrant liability	3,222	—	—
Non-cash lease expense	2,652	3,023	2,928
Accretion of asset retirement obligations	237	236	234
Impairment of inventory	—	14,673	—
Impairment of deferred costs with suppliers	—	13,409	—
Impairment of energy storage systems	2,020	836	4,683
Loss on disposal of property and equipment	842	—	—
Impairment of project assets	1,654	887	176
Impairment of right-of-use assets	1,357	2,096	—
Impairment of parent company guarantees	—	104,134	—
Impairment of goodwill	—	547,152	—
Impairment of deferred services	—	3,386	—
Impairment of other assets	25,088	—	—
Write-off of accrued expenses and other liabilities	(38,318)	—	—
Net accretion of discount on investments	—	(29)	(1,755)
Income tax benefit from release of valuation allowance	—	—	(335)
Provision for credit losses on accounts receivable	3,046	3,978	1,447
Net loss on investments	—	—	1,561
Gain on extinguishment of debt	(220,047)	—	(59,121)
Other	276	(251)	(949)
Changes in operating assets and liabilities:
Accounts receivable	17,729	133,057	(80,887)
Inventory	6,333	2,766	(18,291)
Deferred costs with suppliers	522	6,523	30,322
Other assets	9,393	6,537	(18,036)
Contract origination costs, net	(1,490)	(2,129)	(5,924)
Project assets	14,762	(8,877)	(5,392)
Accounts payable	(19,850)	(48,146)	(5,241)
Accrued expense and other liabilities	7,447	(20,293)	(15,762)
Deferred revenue	(280)	(6,878)	4,573
Operating lease liabilities, net	(4,198)	(2,795)	(2,912)
Net cash provided by (used in) operating activities	6,861	(36,650)	(207,377)
INVESTING ACTIVITIES
Acquisitions, net of cash acquired	—	—	(1,847)
Purchase of available-for-sale investments	—	—	(60,002)
Proceeds from maturities of available-for-sale investments	—	8,250	141,810
Proceeds from sales of available-for-sale investments	—	—	73,917
Purchase of energy storage systems	—	(275)	(2,634)
Capital expenditures on internally-developed software	(6,602)	(11,275)	(14,097)
Distribution from equity method investment	—	—	85
Purchase of property and equipment	—	(217)	(1,505)
Net cash (used in) provided by investing activities	(6,602)	(3,517)	135,727
The accompanying notes are an integral part of these consolidated financial statements.

FINANCING ACTIVITIES
Proceeds from exercise of stock options	—	—	276
Repayment of financing obligations	(12,159)	(8,494)	(12,686)
Proceeds from issuance of convertible notes, net of issuance costs of $0, $0 and $7,601 for the years ended December 31, 2025, 2024 and 2023, respectively	—	—	232,399
Repayment of convertible notes	—	—	(99,754)
Proceeds from issuance of senior secured notes, net of issuance costs of $5,246, $0 and $0 for the years ended December 31, 2025, 2024 and 2023, respectively	4,754	—	—
Purchase of capped call options	—	—	(27,840)
(Redemption of) investment from non-controlling interests	(158)	56	(56)
Repayment of notes payable	—	—	(2,101)
Net cash (used in) provided by financing activities	(7,563)	(8,438)	90,238
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(80)	215	(16)
Net (decrease) increase in cash, cash equivalents and restricted cash	(7,384)	(48,389)	18,572
Cash, cash equivalents and restricted cash, beginning of year	58,085	106,475	87,903
Cash, cash equivalents and restricted cash, end of period	$50,701	$58,085	$106,475

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$14,571	$16,198	$14,588
Cash paid for income taxes	$481	$680	$235
NON-CASH INVESTING AND FINANCING ACTIVITIES
Change in asset retirement costs and asset retirement obligation	$91	$85	$443
Right-of-use asset obtained in exchange for lease liability	$961	$5,485	$2,782
Debt issued in exchange for extinguishment of existing notes	$121,954	$—	$—
Debt retired in exchange for issuance of new notes	$343,901	$—	$—
Warrants issued in connection with debt exchange	$1,899	$—	$—
Stock-based compensation capitalized to internal-use software	$1,015	$2,757	$4,331

RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH WITHIN THE CONSOLIDATED BALANCE SHEETS TO THE AMOUNTS SHOWN IN THE STATEMENTS OF CASH FLOWS ABOVE:
Cash and cash equivalents	$48,915	$56,299	$105,375
Restricted cash included in other noncurrent assets	1,786	1,786	1,100
Total cash, cash equivalents, and restricted cash	$50,701	$58,085	$106,475
The accompanying notes are an integral part of these consolidated financial statements.

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BUSINESS
Description of the Business
Stem, Inc., together with its consolidated subsidiaries (“Stem,” the “Company,” “we,” “us,” or “our”) is a global leader reimagining technology to support the energy transition. We help asset owners, operators, and stakeholders benefit from the full value of their energy portfolio by enabling the intelligent development, deployment and operation of clean energy assets.
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
Liquidity
The accompanying consolidated financial statements have been prepared in accordance with GAAP and with the instructions to Form 10-K and Regulation S-X, assuming the Company will continue as a going concern. As of December 31, 2025, the Company had cash and cash equivalents of $48.9 million, an accumulated deficit of $1,488.7 million and negative working capital, which we define as current assets less current liabilities, of $10.5 million, with $13.8 million of financing obligations coming due within the next 12 months. During the year ended December 31, 2025, the Company recognized net income of $137.8 million and had positive cash flows from operating activities of $6.9 million. The Company believes that its cash position, as well as expected collections from accounts receivable, is sufficient to meet capital and liquidity requirements for at least the next 12 months.
The Company’s business prospects are subject to risks, expenses, and uncertainties, including those discussed in Part I. Item 1A. “Risk Factors” of this Report. The attainment of profitable operations is dependent upon future events, including continued execution of our software and services-oriented strategy, the successful delivery of AI-enabled software and edge device capabilities to our customers, securing new customers and maintaining current ones, and motivating, hiring and retaining appropriate personnel. Failure to generate sufficient revenues, achieve planned gross margins and operating profitability, control operating costs, or secure additional funding as required may require us to modify, delay or abandon some of our planned future expansion or development, or to otherwise enact operating cost reductions available to management, which could have a material adverse effect on our business, operating results and financial condition.
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

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Principles of Consolidation
The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and consolidated variable interest entities (“VIEs”). The Company presents non-controlling interests within the equity section of its consolidated balance sheets, and the amount of consolidated net income (loss) that is attributable to the Company and the non-controlling interest in its consolidated statements of operations. All intercompany balances and transactions have been eliminated in consolidation.
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
The following table summarizes the carrying values of the assets and liabilities of the DevCo JVs that are consolidated by the Company as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$560	$1,556
Accounts receivable	3,820	—
Other current assets	—	18
Other noncurrent assets	—	16,415
Total assets	$4,380	$17,989
Liabilities
Accounts payable	440	1,284
Other current liabilities	—	114
Total liabilities	$440	$1,398
The Company did not make any material capital investment contributions during the year ended December 31, 2025 and 2024. We are not making further investments in these DevCo JVs, and as of December 31, 2025 we have sold, or written off, all project assets associated with the DevCo JVs. The net loss from the DevCo JVs was $6.8 million during the year ended December 31, 2025 and was immaterial during the year ended December 31, 2024. The net income from the DevCo JVs was $1.4 million during the year ended December 31, 2023.

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Equity Method Investments
The Company has ownership interests in SPEs which it does not control. Where the Company holds an interest in these SPEs of greater than 20% and has the ability to exercise significant influence, the Company uses the equity method to account for its investments in these SPEs. Under the equity method of accounting, investments are stated at initial cost and are adjusted for subsequent additional investments and the Company’s proportionate share of earnings or losses and distributions. Such proportionate share of earnings or losses is included within other expenses, net in the consolidated statements of operations. The Company considers whether its equity method investments are impaired when events or circumstances suggest that the carrying amount may not be recoverable. An impairment charge is recognized in the consolidated statements of operations for a decline in value that is determined to be other-than-temporary. In determining if and when a decline in the fair value of these investments below their carrying value is other-than-temporary, the Company evaluates the market condition, trends of earnings and cash flows and other key measures of performance and recognizes such loss which is deemed to be other-than-temporary. No such losses have been recognized during the years ended December 31, 2025, 2024, and 2023.
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
Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, depreciable life of energy storage systems; estimates of transaction price with variable consideration; the amortization of acquired intangibles; the amortization of financing obligations; deferred commissions and contract fulfillment costs; the valuation of energy storage systems, finite-lived intangible assets, internally developed software, and asset retirement obligations; the fair value of debt instruments, equity-based instruments, derivative liability, and warrant liability; accruals related to sales tax liabilities; and the impairment of goodwill.
Segment Information
Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is the CODM. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, management has determined that the Company operates as one operating segment that is focused exclusively on innovative technology services that transform the way energy is distributed and consumed. Net assets outside of the U.S. were less than 10% of total net assets as of December 31, 2025 and 2024.
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
Accounts Receivable, Net
Accounts Receivable are stated at amounts estimated by management to be equal to their net realizable values. Accounts receivable also includes unbilled accounts receivable, which is composed of milestone development activities of noncancellable purchase orders and monthly energy optimization services provided and recognized but not yet invoiced as of the end of the reporting period. The allowance for credit losses is the Company's best estimate of the amount of expected credit losses. The expectation of collectability is based on the Company's review of credit profiles of customers, contractual terms and conditions, current economic trends, and historical payment experience. If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectability of those balances and an allowance is recorded accordingly. The allowance for credit losses balance was $3.9 million and $9.8 million, of which the current portion was $3.9 million and $9.5 million as of December 31, 2025 and 2024, respectively.

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the changes in the current expected credit losses during the years ended December 31, 2025, 2024, and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Balance as of beginning of period	$9,794	$5,953	$4,738
Provision for expected credit losses	3,046	3,978	1,447
Write-offs, recoveries and other charges against allowance	(8,947)	(137)	(232)
Balance as of end of period	$3,893	$9,794	$5,953
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
At times, the Company may be subject to a concentration of credit risk in relation to certain customers due to the purchase of large energy storage systems made by such customers. The Company routinely assesses the creditworthiness of its customers. During the year ended December 31, 2024, the Company wrote off $104.1 million of billed and unbilled accounts receivables that were deemed to be uncollectible (See Note 3 — Revenue). The Company did not experience any material losses related to receivables from individual customers, or groups of customers during the year ended December 31, 2025. The Company does not require collateral. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in the Company’s accounts receivable.
The net book value of unbilled receivables, current are $2.7 million and $7.8 million as of December 31, 2025 and 2024, respectively. Unbilled receivables, current are included in accounts receivable, net. The net book value of unbilled receivables, noncurrent are $0.1 million and $5.9 million as of December 31, 2025 and 2024, respectively. Unbilled receivables, noncurrent are included in other noncurrent assets.
Significant Customers
A significant customer represents 10% or more of the Company’s total revenue or accounts receivable, net balance at each reporting date. For each significant customer, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable are as follows:

	Accounts Receivable		Revenue
	December 31,		Year Ended December 31,
	2025	2024	2025	2024	2023
Customers:
Customer A	17%	28%	*	*	13%
Customer B	10%	*	*	*	*
Customer C	*	20%	*	*	21%
Customer D	*	*	*	*	26%
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

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Depreciation of the energy storage systems is a component of cost of revenues within the consolidated statements of operations and is calculated using the straight-line method over the estimated useful lives of the energy storage systems, or 10 years, once the respective energy storage systems have been installed and interconnected to the power grid, the Company has received permission to operate, and the Company has begun to provide energy optimization services to the customer (i.e., energy storage system is live). Repairs and maintenance costs are expensed as incurred. Impairment charges related to energy storage system that were determined to no longer be recoverable totaled $2.0 million, $0.8 million and $4.7 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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
The Company reviews project assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. It considers a project commercially viable or recoverable if it is anticipated to be sold for a profit once it is either fully developed or fully constructed. It considers a partially developed or partially constructed project commercially viable or recoverable if the anticipated selling price is higher than the carrying value of the related project assets. The Company examines a number of factors to determine if the project is expected to be recoverable, including whether there are any changes in environmental, permitting, market pricing, regulatory, or other conditions that may impact the project. Such changes could cause the costs of the project to increase or the selling price of the project to decrease. If a project is not considered recoverable, the Company impairs the respective project assets and adjust the carrying value to the estimated fair value, with the resulting impairment recorded within “general and administrative” expense in the consolidated statements of operations. The Company recognized $1.7 million, $0.9 million and $0.2 million in project asset impairments for the years ended December 31, 2025, 2024 and 2023, respectively.
Contract Origination Costs, Net
Contract origination costs, net is stated at gross contract origination costs less accumulated amortization. Contract origination costs consists of sales commissions earned by the Company’s sales team, as well as related payroll taxes and other relevant fringe benefits that are direct, incremental, and recoverable costs of obtaining a contract with a customer. As a result, these amounts have been capitalized on the consolidated balance sheets. The Company deferred incremental costs of obtaining a contract of $1.5 million and $2.1 million during the years ended December 31, 2025 and 2024, respectively.

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Contract origination costs are amortized over the expected period of benefit of 10 years. The period of benefit is estimated by considering factors such as the timing of fulfillment of performance obligations, historical customer attrition rates, the useful life of the Company’s technology, and the impact of competition in its industry. Amortization of contract costs were $3.4 million, $3.4 million and $6.3 million for the years ended December 31, 2025, 2024, and 2023, respectively, and are included in sales and marketing expense in the accompanying consolidated statements of operations. No impairment losses related to the contract origination costs that were determined to no longer be recoverable during the year were recorded during the years ended December 31, 2025, 2024, and 2023 .
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
Goodwill
Goodwill amounts are not amortized, but rather tested for impairment at least annually or more often if circumstances indicate that the carrying value may not be recoverable. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. The Company has one reporting unit and as a result, goodwill has been assigned to the single reporting unit. In connection with the preparation of the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2024, the Company considered the decline in the Company’s stock price, market capitalization, and recent financial performance to be a triggering event for its single reporting unit and therefore completed a test for impairment of goodwill for the reporting unit as of June 30, 2024. The Company tested goodwill for impairment using a Step 1 quantitative test and compared the reporting unit’s fair value to its carrying value. An impairment is recorded for any excess carrying value above the reporting unit’s fair value, not to exceed the amount of goodwill. The Company estimates fair value of its reporting unit using a discounted cash flow model, commonly referred to as the income approach. The income approach uses a reporting unit’s projection of estimated operating results and cash flows that is discounted using a weighted-average cost of capital that reflects current market conditions appropriate to the Company’s reporting unit. The discounted cash flow model uses management’s best estimates of economic and market conditions over the projected period using the best information available, including growth rates in revenues, costs and estimates of future expected changes in operating margins and cash expenditures. Other estimates and assumptions include terminal value growth rates, weighted average cost of capital and changes in future working capital requirements. The impairment test resulted in an impairment of $547.2 million during the year ended December 31, 2024.
Intangible Assets
Internal-use Software
The Company capitalizes costs incurred in the development of internal-use software during the application development stage. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. Capitalized internal-use software is amortized on a straight-line basis over the estimated useful life of the software once it is ready for its intended use. The estimated useful life of costs capitalized is generally five years. The Company recorded amortization for internal-use software of $13.2 million, $11.9 million and $9.2 million in cost of services and other revenues in the accompanying consolidated statements of operations for the years ended December 31, 2025, 2024, and 2023, respectively.
Finite-lived Intangible Assets
Finite-lived intangible assets consist of identifiable intangible assets acquired in business combinations, such as customer relationships, developed technology and trade names. Finite-lived intangible assets acquired in business combinations are initially recorded at fair value and subsequently presented net of accumulated amortization. These intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense for intangible assets was $15.3 million, $15.3 million and $15.7 million in cost of services and other revenues, and operating expenses in the accompanying consolidated statements of operations for the years ended December 31, 2025 and 2024, and 2023, respectively.

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
As discussed in Note 12 — Warrants, upon effectiveness of the Merger, substantially all of the outstanding convertible preferred stock warrants were converted into shares of common stock of Stem. As such, the associated warrant liability was reclassified to additional paid-in-capital upon the Merger and was no longer an outstanding Level 3 financial instrument.
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

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As discussed in Note 12 — Warrants, under a warrant agreement dated June 30, 2025, the Company issued common stock warrants (the “2030 Private Placement Warrants”), which upon issuance met the criteria for liability classification under ASC 815.
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

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Financial assets and liabilities held by the Company measured at fair value on a recurring basis as of December 31, 2025 and 2024, include cash, cash equivalents and restricted cash, warrant liability, and convertible notes.
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
Cost of Revenue
Cost of Hardware
Cost of hardware relates to the sale of hardware and includes the cost of the hardware sold to project developers, which generally includes the cost to purchase the hardware from a manufacturer, shipping, and other costs required to fulfill the Company’s obligation to deliver the hardware to the customer location. Cost of hardware may also include any impairment of hardware held in inventory for sale to a customer. Cost of hardware is recognized when the delivery of the hardware is completed.
Cost of Service and Other
Cost of service and other relates to energy optimization services and includes depreciation of the cost of energy storage systems associated with long-term host customer contracts, which includes capitalized fulfillment costs, such as installation services, permitting and other related costs. Cost of services and other also includes the costs for the development and constructions of project assets. Cost of service and other may also include any impairment of energy storage systems along with energy storage system maintenance costs associated with the ongoing services provided to customers and other amounts not qualifying for capitalization pursuant to the Company’s internal use software capitalization policy. Cost of service and other is recognized as the energy optimization and other supporting services are provided to the Company’s customers throughout the term of the contract.

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Sales and Marketing
Sales and marketing expense consists primarily of payroll and other related personnel costs, including stock-based compensation, commissions, bonuses, employee benefits, and travel for the Company’s sales & marketing department. These costs are recognized in the period incurred. Advertising expenses for the years ended December 31, 2025, 2024, and 2023 were not material.
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
The Company includes interest and penalties for uncertain tax positions in the financial statements as a component of income tax expense. No accrual has been deemed necessary as of December 31, 2025 and 2024.
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

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Net Loss Per Share Attributable to Common Stockholders
Basic net income (loss) per share attributable to common stockholders is calculated by dividing the net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period, without consideration for potential dilutive securities. Diluted net loss per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted- average number of common shares and common share equivalents of potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, convertible notes, warrants, restricted stock units (“RSUs”), and common stock options are considered to be potentially dilutive securities. As the Company was in a net loss position for the years ended December 31, 2024 and 2023, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders because the effects of potentially dilutive securities are antidilutive.
Noncontrolling Interest
Noncontrolling interests represents the portion of net assets in consolidated subsidiaries that are not attributable, directly or indirectly, to us. In 2022, we have entered into arrangements with third-party investors under which the investors are determined to hold noncontrolling interests in entities fully consolidated by us. The net assets of the shared entities are attributed to the controlling and noncontrolling interests based on the terms of the governing contractual arrangements. The Company further determined the hypothetical liquidation at book value method (“HLBV Method”) to be the appropriate method for attributing net assets to the controlling and noncontrolling interests as this method most closely mirrors the economics of the governing contractual arrangements. Under the HLBV Method, we allocate recorded income (loss) to each investor based on the change, during the reporting period, of the amount of net assets each investor is entitled to under the governing contractual arrangements in a liquidation scenario. The net loss allocated to the noncontrolling interests was not material for the years ended December 31, 2025, 2024, and 2023.
Recently Adopted Accounting Standards
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, related to income tax disclosures. The amendments in this update are intended to enhance the transparency and decision usefulness of income tax disclosures primarily through changes to the rate reconciliation and income taxes paid information. This update is effective for annual periods beginning after December 15, 2024, though early adoption is permitted. The Company prospectively adopted this guidance in its fiscal year 2025.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which introduces a practical expedient permitting an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses on current accounts receivable and current contract assets under ASC Topic 606, Revenue from Contracts with Customers. This update is effective prospectively for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, though early adoption is permitted. The Company prospectively adopted this guidance in its fiscal year 2025.
Recently Issued Accounting Standards
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

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
transition approach, or retrospectively. The Company is currently evaluating the ASU to determine its impact on the Company’s disclosures.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which is intended to clarify interim disclosure requirements and the applicability of Accounting Standards Codification Topic 270 - Interim Reporting. The amendments create a comprehensive list of required interim disclosures and introduce a disclosure principle requiring entities to disclose, in interim periods, any event or change since the previous year-end that has a material effect on the entity. The guidance is effective for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the ASU to determine its impact on the Company’s disclosures.
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
Battery Hardware Resale – Sales of energy storage systems through partnership arrangements.
The following table provides information on the disaggregation of revenue as recorded in the consolidated statements of operations (in thousands):

	Year ended December 31,
	2025	2024	2023
PowerTrack software	$37,620	$32,811	$28,732
Edge hardware	53,731	45,429	38,763
Project and professional services & other	19,867	11,610	8,473
Subtotal	111,218	89,850	75,968
Managed services	30,209	23,389	25,343
Battery Hardware Resale	14,839	31,345	360,204
Total revenue	$156,266	$144,584	$461,515
The following table summarizes reportable revenue by geographic regions determined based on the location of the customers (in thousands):

	Year ended December 31,
	2025	2024	2023
United States	$148,534	$139,405	$443,450
Rest of the world	7,732	5,179	18,065
Total revenue	$156,266	$144,584	$461,515

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Remaining Performance Obligations
The Company’s remaining performance obligations represent the unrecognized revenue value of its contractual commitments, which include deferred revenue and amounts that will be billed and recognized as revenue in future periods. As of December 31, 2025, the Company had $382.6 million of remaining performance obligations, of which, we expect to recognize in revenue approximately 19% in the next 12 months, with the remainder recognized in revenue in periods thereafter.

Contract Balances
Deferred revenue primarily includes cash received in advance of revenue recognition related to energy optimization services and incentives. The following table presents the changes in the deferred revenue balance during the years ended December 31, 2025, 2024, and 2023 (in thousands):

	2025	2024	2023
Balance as of beginning of period	$129,155	$142,647	$138,074
Upfront payments received from customers	57,198	76,923	270,130
Upfront or annual incentive payments received	1,982	2,463	4,204
Revenue recognized related to amounts that were included in beginning balance of deferred revenue (1)	(51,739)	(47,309)	(54,638)
Revenue recognized related to deferred revenue generated during the period	(6,840)	(31,343)	(215,123)
Write-off of deferred revenue (2)	(880)	(14,226)	—
Balance as of end of period	$128,876	$129,155	$142,647
(1) Revenue recognized related to amounts that were included in beginning balance of deferred revenue includes $2.1 million of revenue that was accelerated due to terminations of certain customer contracts.
(2) Deferred revenue written off against the associated receivables in connection to terminated projects, contract restructurings, and the parent company guarantee arrangements discussed below.
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
Impairment and Accounts Receivable Write-Off
For those contracts where the customers invoked parent company guarantee (“PCG”) protection pursuant to the applicable contract, the Company has worked actively to remarket the remaining systems subject to PCG with a wide variety of potential customers. The Company has been engaged in ongoing negotiations with several parties, including the original customers who hold title to the assets, for the purchase of the remarketed hardware. Despite such efforts, such negotiations have resulted in limited transactions with mutually agreed upon pricing and terms. Recent closed transactions have resulted in resales at prices significantly below carrying values. Under contracts containing a PCG provision, in the event that the Company and the customer are unable to remarket and sell the relevant assets, the customer shall engage a third party to appraise the fair market value of the remaining hardware. As of the date of this report, none of such customers have elected to obtain a third party hardware appraisal for the previously purchased hardware. Given the uncertainty of collection from the original customers of due and unpaid amounts in those cases where the Company believes it has enforceable rights of recovery, the Company believes the likelihood for collection of the accounts receivable outstanding relating to hardware subject to these PCG’s is no longer probable. Accordingly, the Company wrote-off the remaining receivables of $104.1 million during the year ended December 31, 2024. As of June 30, 2025, the Company had entered into an arrangement to recover $3.5 million of the

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
receivables previously written off. As of December 31, 2025, the Company has recovered the full balance of $3.5 million. We are pursuing all potential remedies with respect to its enforceable rights under applicable contracts.
4.    FAIR VALUE MEASUREMENTS
Fair value accounting is applied for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. At December 31, 2025 and 2024, the carrying amount of accounts receivable, other current assets, accounts payable, and accrued and other current liabilities approximated their estimated fair value due to their relatively short maturities.
The following table provides the financial instruments measured at fair value on a recurring basis (in thousands):

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market fund	$11,109	$—	$—	$11,109
Total financial assets	$11,109	$—	$—	$11,109

Liabilities
Warrant liabilities	$—	$—	$5,121	$5,121

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market fund	$37,108	$—	$—	$37,108
Total financial assets	$37,108	$—	$—	$37,108
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
Fair Value of Convertible Promissory Notes
The convertible notes are recorded at face value less unamortized debt issuance costs (see Note 11 — Debt for additional details) on the consolidated balance sheet as of December 31, 2025. As of December 31, 2025 and 2024, the estimated fair value of the 2028 Convertible Notes was $26.3 million and $77.3 million, respectively, based on Level 2 quoted bid prices of the convertible notes in an over-the-counter market on the last trading date of the reporting period. As of December 31, 2025 and 2024, the estimated fair value of the 2030 Convertible Notes was $42.0 million and $65.4 million, respectively, based on Level 2 quoted bid prices of the convertible notes in an over-the-counter market on the last trading date of the reporting period.
Fair Value of 2030 Senior Secured Notes
As of December 31, 2025, the estimated fair value of the 2030 Senior Secured Notes was $140.6 million, based on a Level 3 Black Derman-Toy lattice model.

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Private Warrant Liability
As discussed in Note 12 — Warrants, under a warrant agreement dated June 30, 2025, the Company issued 439,919 warrants (the “2030 Private Placement Warrants”), each of which entitled the holder to purchase one share of common stock at an exercise price of $30.00.
Upon issuance, these warrants met the criteria for liability classification. The fair value of the 2030 Private Placement Warrants as of December 31, 2025 was determined using the Black-Scholes-Merton model. Inputs include exercise price, volatility, fair value of common stock, expected term, expected dividend rate and risk-free interest rate.
The key assumptions used for the valuation of the private warrant liability upon remeasurement were as follows:

Year ended December 31,
2025
Volatility	121.6%
Risk-free interest rate	3.7%
Expected term (in years)	4.9
Dividend yield	—%
The following table presents the changes in the liability for the Company’s warrants during the year ended December 31, 2025 (in thousands):

Warrant Liability
Beginning balance	$—
Issuance of warrants	1,899
Changes in estimated fair value	3,222
Ending balance	$5,121
5.    INTANGIBLE ASSETS, NET
Intangible assets, net, consists of the following (in thousands):

	December 31,
	2025	2024
Developed technology	$32,618	$32,618
Trade name	11,310	11,300
Customer relationships	106,800	106,800
Internally developed software	88,886	81,314
Intangible assets	239,614	232,032
Less: Accumulated amortization	(116,583)	(88,094)
Add: Currency translation adjustment	(3)	(26)
Total intangible assets, net	$123,028	$143,912
Amortization expense for intangible assets was $28.5 million, $27.3 million and $24.9 million for the years ended December 31, 2025, 2024, and 2023, respectively, of which amortization of internally developed software and developed technology is recognized in cost of services and other revenue and amortization of customer relationships and trade name is recognized in sales and marketing in the consolidated statements of operations.
6.    LEASES
The Company leases and subleases certain office spaces with lease terms ranging from 3 to 7 years. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases also include renewal options at the election of the Company to renew or extend the lease for an additional five years. These optional periods

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
have not been considered in the determination of the ROU assets or lease liabilities associated with these leases as the Company did not consider the exercise of these options to be reasonably certain.
The Company performed evaluations of its contracts and determined each of its identified leases are operating leases. For the years ended December 31, 2025, 2024, and 2023, the Company incurred $3.9 million, $4.0 million and $4.2 million, respectively, of rent expense included in operating expenses in the consolidated statements of operations in relation to its operating leases, inclusive of short-term and variable lease expense which was immaterial. Cash paid for amounts included in the measurement of operating lease liabilities for the years ended December 31, 2025, 2024, and 2023 was $4.2 million $2.8 million and $2.9 million, respectively, and was included in net cash used in operating activities in the Company’s consolidated statements of cash flows.
As of December 31, 2025, future payments associated with the Company’s operating lease liabilities were as follows (in thousands):

Operating Leases
2026	$3,796
2027	3,895
2028	4,012
2029	2,154
2030	824
Thereafter	175
Total lease payments	14,856
Less: imputed interest	(1,999)
Total operating lease liability future lease payments	$12,857
Reported as of December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Current portion of operating lease liabilities included within other current liabilities	$2,997	$2,758
Non-current portion of operating lease liabilities	9,860	13,336
Total	$12,857	$16,094
The following summarizes additional information related to operating leases:

	December 31,
	2025	2024
Weighted average remaining operating lease term (in years)	3.8	4.5
Weighted average discount rate	6.9%	7.0%
7.    ASSET RETIREMENT OBLIGATION
The information below details the asset retirement obligation for the years ended December 31, 2025 and 2024 as follows (in thousands):

	December 31,
	2025	2024
Beginning balance at January 1,	$4,203	$4,052
Retirement cost revaluation	(91)	(85)
Accretion expense	237	236
Ending balance at December 31,	$4,349	$4,203

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8.    ENERGY STORAGE SYSTEMS, NET
Energy Storage Systems, Net
Energy storage systems, net, consists of the following (in thousands):

	December 31, 2025	December 31, 2024
Energy storage systems placed into service	$135,042	$137,616
Less: accumulated depreciation	(91,570)	(81,305)
Energy storage systems not yet placed into service	453	2,509
Total energy storage systems, net	$43,925	$58,820
Depreciation expense for energy storage systems was approximately $12.5 million, $13.4 million and $14.4 million for the years ended December 31, 2025, 2024, and 2023, respectively. Depreciation expense is recognized in cost of service and other revenue in the consolidated statement of operations.
Impairment expense for energy storage systems was approximately $2.0 million, $0.8 million, $4.7 million for the years ended December 31, 2025, 2024, and 2023, respectively. Impairment expense is recognized in cost of services and other revenue in the consolidated statement of operations.
9.    BALANCE SHEET COMPONENTS
Accounts Receivable, net
Accounts receivable, net consists of the following (in thousands):

	December 31,
	2025	2024
Unbilled receivables	$2,650	$7,795
Accounts receivable - customer	36,896	54,821
Financing obligation receivables	2,691	6,191
Allowance for credit losses	(3,893)	(9,499)
Other	9	8
Total accounts receivable, net	$38,353	$59,316
Inventory
Inventory consists of the following (in thousands):

	December 31,
	2025	2024
Work in process inventory	$94	$7,069
Raw Materials	3,835	3,430
Finished Goods	658	421
Total inventory (1)	$4,587	$10,920
(1) During the year ended December 31, 2024 the Company recorded a $14.7 million charge to Cost of Revenue to reduce the value of certain Work in process inventory and Finished Goods to their net realizable value based upon the specific identification method of future sales cash flows at the end of the year.

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other Current Assets
Other current assets consist of the following (in thousands):

	December 31,
	2025	2024
Deferred costs with suppliers	$102	$624
Prepaid expenses	4,712	5,769
Utility program deposits	119	67
Due from related parties	54	47
Other	3,249	3,575
Total other current assets	$8,236	$10,082
Other Noncurrent Assets
Other noncurrent assets consist of the following (in thousands):

	December 31,
	2025	2024
Prepaid warranties and maintenance (1)	$14,585	$40,097
Unbilled receivables, net	84	5,922
Receivable from SPEs (Note 15)	2,035	2,543
Self-generation incentive program deposits	147	255
Investment in VIEs	2,274	2,249
Property and equipment, net	615	2,113
Project assets (2)	—	16,415
Restricted cash	1,786	1,786
Other	3,280	4,375
Total other noncurrent assets	$24,806	$75,755
(1) During the year ended December 31, 2025, the Company terminated a contract with a customer. The result was a $23.1 million reduction to Prepaid warranties and maintenance and a $36.3 million reduction of Accrued payables. The offset was a $13.2 million decrease to Cost of services and other revenue.
(2) As of December 31, 2025 we have sold, or impaired, all project assets associated with the DevCo JVs. The offset was an increase to Cost of services and other revenue, and operating expenses.
Depreciation expense for property and equipment was $0.6 million and $0.9 million and $0.7 million for the years ended December 31, 2025 and 2024 and 2023, respectively.
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	December 31,
	2025	2024
Accrued payables (1)	$9,102	$14,481
Accrued interest – convertible notes	1,307	2,674
Accrued interest – senior secured notes	4,573	—
Other accrued liabilities	11,893	8,615
Total accrued liabilities	$26,875	$25,770
(1) During the year ended December 31, 2025, the Company terminated a contract with a customer. The result was a $23.1 million reduction to Prepaid warranties and maintenance and a $36.3 million reduction of Accrued payables. The offset was a $13.2 million decrease to Cost of services and other revenue.

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other Current Liabilities
Other current liabilities consist of the following (in thousands):

	December 31,
	2025	2024
Lease liabilities – current portion	$2,997	$2,758
Due to related parties	31	31
Other	3,804	3,640
Total other current liabilities	$6,832	$6,429
10.    NOTES PAYABLE
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
On April 6, 2023, the Company repaid the remaining outstanding balance under the 2021 Credit Agreement with a portion of the net proceeds from the issuance of the 2030 Convertible Notes (as described in Note 11 — Debt). Upon prepayment of this facility, the Company incurred a $0.3 million loss on extinguishment of debt, which is recorded in the Company’s statements of operations. The facility was terminated after the repayment in April 2023.
11.    DEBT
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

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Upon adoption of ASU 2020-06, the Company allocated all of the debt discount to long-term debt. The debt discount is amortized to interest expense using the effective interest method, computed to be 0.9%, over the life of the 2028 Convertible Notes or approximately its seven-year term. The outstanding 2028 Convertible Notes balances as of December 31, 2025 and 2024 are summarized in the following table (in thousands):

	December 31, 2025	December 31, 2024
Long Term Debt
Outstanding principal	$68,206	$297,024
Unamortized 2021 Initial Purchasers’ debt discount and debt issuance cost	(893)	(5,200)
Net carrying amount	$67,313	$291,824

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents total interest expense recognized related to the 2028 Convertible Notes during the year ended December 31, 2025 and 2024 (in thousands):

	December 31, 2025	December 31, 2024
Cash interest expense
Contractual interest expense	$913	$1,485
Non-cash interest expense
Amortization of debt discount and debt issuance cost	805	1,301
Total interest expense	$1,718	$2,786
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
At the time of issuance, the 2028 Capped Calls had an initial strike price of $29.2428 per share, which corresponds to the initial conversion price of the 2028 Convertible Notes, and is subject to anti-dilution adjustments. The 2028 Capped Calls had an initial cap price of $49.6575 per share, subject to certain adjustments. As a result of anti-dilution adjustments arising from the reverse stock split described in Note 2 — Summary of Significant Accounting Policies under “Basis of Presentation”, the strike price and cap price were adjusted to $584.856 and $993.15, respectively.
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
The 2030 Convertible Notes are senior, unsecured obligations of the Company and bear interest at a rate of 4.25% per year, payable in cash semi-annually in arrears in April and October of each year, beginning on October 1, 2023. The 2030 Convertible Notes will mature on April 1, 2030, unless earlier repurchased, redeemed or converted in accordance with their terms prior to such date. Upon conversion, the Company may choose to pay or deliver cash, shares of common stock or a combination of cash and shares of common stock. The 2030 Convertible Notes are redeemable for cash at the Company’s option at any time given certain conditions (as discussed below). At the time of issuance, the initial conversion rate was 140.3066 shares of common stock per $1,000.00 principal amount of the 2030 Convertible Notes, which is equivalent to an initial conversion price of approximately $7.1272 (the “2030 Conversion Price”) per share of the Company’s common stock. As a result of the reverse stock split described in Note 2 — Summary of Significant Accounting Policies under “Basis of Presentation”, the conversion rate was adjusted to 7.0153 shares of common stock per $1,000.00 principal amount, which is equivalent to a conversion price of approximately $142.55 (the “2030 Conversion Price”) per share of the Company’s common stock. The conversion rate is subject to customary adjustments for certain events as described in the related indenture.
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

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
debt extinguishment. On June 30, 2025, the Company exchanged approximately $121.3 million aggregate principal amount of its 2030 Convertible Notes for a portion of the 2030 Senior Secured Notes, as part of a privately negotiated exchange agreement with certain holders of the 2030 Convertible Notes. See 2030 Senior Secured Notes below for further details.
The outstanding 2030 Convertible Notes balances as of December 31, 2025 and 2024 are summarized in the following table (in thousands):

	December 31, 2025	December 31, 2024
Long Term Debt
Outstanding principal	$118,690	$240,000
Unamortized 2023 Initial Purchasers’ debt discount and debt issuance cost	(2,410)	(5,901)
Net carrying amount	$116,280	$234,099
The debt discount and debt issuance costs are amortized to interest expense using the effective interest method, computed to be 4.70%, over the life of the 2030 Convertible Notes or its approximately seven-year term.
The following table presents total interest expense recognized related to the 2030 Convertible Notes during the three months ended December 31, 2025 and 2024 (in thousands):

	December 31, 2025	December 31, 2024
Cash interest expense
Contractual interest expense	$7,622	$10,200
Non-cash interest expense
Amortization of debt discount and debt issuance cost	766	989
Total interest expense	$8,388	$11,189
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
The transaction included an exchange of approximately (i) $228.8 million principal amount of the 2028 Convertible Notes and (ii) $121.3 million principal amount of the 2030 Convertible Notes, less amounts in lieu of fractional notes, for the 2030 Senior Secured Notes, warrants to purchase 439,919 shares of common stock (the “2030 Private Placement Warrants”), (iii) $10.0 million of cash proceeds, and accrued and unpaid interest on the exchanged 2028 Convertible Notes and 2030 Convertible Notes. The exchange resulted in a $220.0 million gain on debt extinguishment recorded within other income

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(expenses), net in the consolidated statements of operations. The gain on debt extinguishment represented the proportional carrying value of the exchanged 2028 Convertible Notes and 2030 Convertible Notes, which in aggregate was $343.9 million, reduced by the collective fair value of the 2030 Senior Secured Notes of $132.0 million and the fair value of the 2030 Private Placement Warrants of $1.9 million, offset by cash received. The fair value of the 2030 Senior Secured Notes was estimated using a Black Derman-Toy lattice model with a yield of approximately 14.6%, synthetic credit rating for the Company, volatility of 32%, and the risk free rate of 3.79% for the expected term associated with the 2030 secured notes. The fair value of the 2030 Private Placement Warrants was estimated using the Black-Scholes-Merton model based on the Company’s closing strike price on the date of extinguishment of $6.23, volatility of 118.6%, and the risk free rate of 3.79% for the expected term associated with the 2030 secured notes. The Company accrued $5.2 million in debt issuance costs primarily consisting of financial advisory, legal, and accounting fees.
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
The outstanding 2030 Senior Secured Notes balances as of December 31, 2025 are summarized in the following table (in thousands):

December 31, 2025
Long Term Debt
Outstanding principal	$155,427
Unamortized debt discount and debt issuance cost	(26,631)
Net carrying amount	$128,796
The debt discount and debt issuance costs are amortized to interest expense using the effective interest method computed to be 17.2% at the time of issuance of the 2030 Senior Secured Notes.
The following table presents total interest expense recognized related to the 2030 Senior Secured Notes during the year ended December 31, 2025 (in thousands):

December 31, 2025
Cash interest expense
Contractual interest expense	$8,930
Non-cash interest expense
Amortization of debt discount and debt issuance cost	2,087
Total interest expense	$11,017

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12.    WARRANTS
Legacy Stem Warrants
Prior to the Merger, the Company had issued warrants to purchase shares of Legacy Stem’s preferred stock in conjunction with various debt financings. The Company has also issued warrants to purchase shares of Legacy Stem’s common stock. Upon effectiveness of the Merger, the Company had 2,510,372 warrants outstanding, of which substantially all were converted into 137,999 shares of common stock of Stem. Upon conversion of the warrants, the existing warrant liabilities were remeasured to fair value resulting in a gain on remeasurement of $100.9 million and a total warrant liability of $60.6 million, which was then reclassified to additional paid-in-capital. As of December 31, 2025, there were 127 Legacy Stem Warrants outstanding. These instruments are exercisable into the Company’s common stock and are equity classified.
2030 Private Placement Warrants
In connection with the Exchange, the Company issued 439,919 of 2030 Private Placement Warrants, under a warrant agreement dated June 30, 2025, each of which entitles the holder to purchase one share of common stock at an exercise price of $30.00.
Upon issuance, these warrants met the criteria for liability classification, resulting in a warrant liability of $1.9 million. The 2030 Private Placement Warrants were remeasured to fair value as of December 31, 2025, resulting in a warrant liability of $5.1 million. During the year ended December 31, 2025, the Company recorded a related loss on remeasurement of $3.2 million in “change in fair value of warrant liability” in the consolidated statements of operations. See Note 4 — Fair Value Measurements and Note 11 — Debt for additional details.
13.    COMMON STOCK
The Company had reserved shares of common stock for issuance as follows:

December 31, 2025
Shares reserved for legacy warrants	127
Shares reserved for private placement warrants	439,919
RSUs outstanding	601,260
Options outstanding	169,919
Shares available for future issuance under the 2021 Equity Incentive Plan	345,746
Shares available for future issuance under the 2024 Equity Incentive Plan	466,596
Conversion of 2030 Convertible Notes	832,620
Conversion of 2028 Convertible Notes	116,620
Total	2,972,807
As of December 31, 2025, the Company had 345,746 shares of common stock reserved for future issuance under equity incentive plans corresponding to the 2021 Equity Incentive Plan. As of December 31, 2025, 215,288 stock options and 1,140,099 RSUs had been granted to employees under the 2021 Equity Incentive Plan.
As of December 31, 2025, the Company had 466,596 shares of common stock reserved for future issuance under equity incentive plans corresponding to the 2024 Equity Incentive Plan. As of December 31, 2025, 75,551 stock options and 888,469 RSUs had been granted to employees under the 2024 Equity Incentive Plan.
14.    STOCK-BASED COMPENSATION
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

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The following table summarizes the stock option activity for the year ended December 31, 2025:

	Number of Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Balances as of December 31, 2024	427,463	$111.77	2.8	—
Options granted	39,413	7.64
Options exercised	—	—
Options forfeited	(296,957)	100.01
Options expired	—	—
Balances as of December 31, 2025	169,919	$106.55	6.1	$241
Options vested and exercisable — December 31, 2025	120,401	$124.57	5.1	$—
The weighted-average grant date fair value of stock options granted to employees was $7.64, $41.40 and $128.80 during the years ended December 31, 2025, 2024, and 2023, respectively. The intrinsic value of options exercised was immaterial and $0.5 million during the years ended December 31, 2024, and 2023, respectively. There were no options exercised during the year ended December 31, 2025.

Significant Assumptions in Estimating Option Fair Value
The Company uses the Black-Scholes model for estimating the fair value of options granted. The weighted-average assumptions used in the Black-Scholes are as follows:

	December 31,
	2025	2024	2023
Expected volatility	110.82%	91.02%	69.05%
Risk-free interest rate	3.94%	4.53%	3.97%
Expected term (years)	6.00	6.00	6.01
Dividend yield	—	—	—
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

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the RSU activity for the period ended December 31, 2025:

	Number of RSUs Outstanding (1)	Weighted- Average Grant Date Fair Value Per Share
Balances as of December 31, 2024	614,103	$61.14
RSUs granted	616,926	9.04
RSUs vested	(349,746)	77.06
RSUs forfeited	(280,023)	38.60
Balances as of December 31, 2025	601,260	$19.86
(1) Includes certain restricted stock units with service and market-based vesting criteria.
During the year ended December 31, 2024, the Company issued 0.1 million shares of fully vested RSU awards through the Company’s stock bonus program under the Company’s 2021 Equity Incentive Plan.
Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense recorded in each component of operating expenses in the Company’s consolidated statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2025	2024	2023
Sales and marketing	$979	$2,514	$6,293
Research and development	3,621	6,953	13,463
General and administrative	5,616	9,004	25,353
Total stock-based compensation expense	$10,216	$18,471	$45,109
As of December 31, 2025, the Company had approximately $0.6 million of remaining unrecognized stock-based compensation expense for stock options, which is expected to be recognized over a weighted average period of 1.0 years. As of December 31, 2025, the Company had approximately $5.6 million of remaining unrecognized stock-based compensation expense for RSUs, which is expected to be recognized over a weighted average period of 1.3 years. Research and development expenses of $1.0 million and $2.8 million corresponding to internal-use software, were capitalized during the years ended December 31, 2025 and 2024, respectively.
During the year ended December 31, 2025 and 2024, stock-based compensation expense included stock modifications in connection with the separation agreements for certain of the Company’s former executive officers. For the year ended December 31, 2025, the net reduction of stock-based compensation expense was immaterial and was recorded within general and administrative expense. For the year ended December 31, 2024, a net reduction of stock-based compensation expense of $2.0 million was recorded within general and administrative expense and an additional charge of $0.7 million was recorded within research and development expense.
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
15.    SPECIAL PURPOSE ENTITES
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

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unconsolidated VIEs
SPV II, SPV III, and SPV IV
On January 23, 2015, June 7, 2016, and June 30, 2017 the Company entered into agreements to form three Limited Liability Companies: Stem Finance SPV II, LLC (“SPV II”), Stem Finance SPV III, LLC (“SPV III”), and Generate-Stem LCR, LLC (“SPV IV”), respectively. These agreements are accounted for as unconsolidated VIEs because the Company lacks the power to direct the activities that most significantly impact the economics of these entities. Although the Company is not the primary beneficiary of these entities, due to its significant continuing involvement in the generation of cash flows of the energy storage systems and legal responsibilities under the host customer contract, the Company is required to include the assets, liabilities, revenues, and expenses of these entities in its consolidated financial statements. The significant activities involve deciding which energy storage systems to be purchased by the SPE and setting of the annual operating budgets which govern the ongoing operation and maintenance of the energy storage systems. Both of these activities significantly impact the revenue, expenses, and resulting residual returns or losses that will accrue to the investors of the SPE and require approval by both Stem and the other third-party investor. Stem, the non-managing member of the SPE, shares power through its rights to (i) agree on SPE purchases of energy storage systems in the master purchase agreement, and (ii) approve the annual operating budgets in the operating and maintenance agreement. The other investor shares power through its rights as the managing member in the SPE. As a result, power is shared with the other investors in the SPE who are not considered related parties (including de facto agency relationships) of the Company. Investments in such SPEs are accounted for under the equity method of accounting and are recorded within other noncurrent assets on the consolidated balance sheets. The Company’s maximum loss exposure from these entities is limited to the aggregate carrying amount of its equity method investments. As of December 31, 2025, the Company had not provided, and is not required to provide, financial support through a liquidity arrangement or otherwise, to its SPEs, including circumstances in which it could be exposed to further losses (e.g., cash shortfalls). The Company’s cumulative share of the earnings/(losses) in SPV II, SPV III and SPV IV was immaterial for the year ended December 31, 2025, immaterial for the year ended December 31, 2024, and $0.1 million for the year ended December 31, 2023.
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
The purpose of the JV Agreement is to form an entity with equity contributions from both Stem and Copec to explore and develop business opportunities within the commercial and industrial space, including utilities and grid operators, in Latin America with the focus of providing intelligent energy storage solutions that leverage advanced software analytics and controls (principally through the PowerTrack Platform developed by Stem) (the “JV Entity”). Stem’s technology and expertise will be combined with the strength of Copec’s scale, distribution network, energy knowledge and other expertise areas to develop business in certain territories as defined in the JV Agreement.
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

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2025 and 2024, the Company’s investment in its unconsolidated SPEs, recorded within other noncurrent assets on the consolidated balance sheets, was as follows (in thousands):

	December 31,
	2025	2024
Investment in SPV II	$—	$—
Investment in SPV III	428	388
Investment in SPV IV	345	361
Copec	1,433	1,428
Other equity method investments	68	72
Total equity method investments	$2,274	$2,249
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

	December 31,
	2025	2024
Financing obligation, current portion	$13,792	$16,521
Financing obligation, noncurrent	$29,590	$41,627
Interest expense related to the financing obligations was $2.6 million, $4.4 million, and $5.6 million for the years ended December 31, 2025, 2024, and 2023, respectively.
As a result of being the accounting owner of energy storage systems sold to the SPEs and retaining the obligation to provide energy optimization services to host customers, the Company records the carrying value of energy storage system assets and obligations under the customer host contracts on its consolidated balance sheets. These balances were as follows as of December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Energy storage systems, net	$35,995	$53,824
Deferred revenue, current	$4,134	$4,500
Deferred revenue, noncurrent	$5,837	$8,340
Other liabilities	$3,951	$3,813
Because the Company is the legal party responsible for providing services to the host customer and significantly involved in generating the revenue under the host customer arrangements, the Company records the revenue associated with services, and separately records payments to the VIE as debt and interest payments. Revenues recognized by the Company associated with energy storage systems legally sold to the unconsolidated SPEs were $16.1 million, $15.5 million, and $18.0 million for the years ended December 31, 2025, 2024, and 2023, respectively. Such revenues are inclusive of incentive fees, consistent with the Company’s revenue policy. Depreciation expense recognized within cost of services and other revenue in the consolidated statement of operations by the Company for the energy storage systems legally sold to the unconsolidated SPEs was $10.3 million, $11.7 million and $12.0 million for the years ended December 31, 2025, 2024, and 2023, respectively.

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
16.    NET INCOME (LOSS) PER SHARE
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

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except share and per share amounts):

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net income (loss) attributable to common stockholders, basic	$137,761	$(854,014)	$(140,413)

Numerator - Diluted:
Net income (loss) attributable to common stockholders, basic	$137,761	$(854,014)	$(140,413)
Less: Gain on extinguishment of debt, net of tax	(215,736)	—	—
Net loss attributable to Stem common stockholders, diluted	$(77,975)	$(854,014)	$(140,413)

Denominator:
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic	8,338,759	8,072,127	7,779,198
Dilutive potential common shares	151,120	—	—
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, diluted	8,489,879	8,072,127	7,779,198

Net income (loss) per share attributable to common stockholders, basic	$16.52	$(105.80)	$(18.05)
Net loss per share attributable to common stockholders, diluted	$(9.18)	$(105.80)	$(18.05)
The following table shows total outstanding potentially dilutive shares excluded from the computation of diluted net loss per share attributable to common stockholders as their effect would have been anti-dilutive, adjusted on a retroactive basis to reflect the reverse stock split as discussed in Note 2 — Summary of Significant Accounting Policies under “Basis of Presentation” as of December 31, 2025, 2024, and 2023:

	December 31,
	2025	2024	2023
Outstanding 2028 Convertible Notes (if converted)	116,620	507,859	507,859
Outstanding 2030 Convertible Notes (if converted)	832,620	1,683,679	1,683,679
Outstanding stock options	169,919	427,614	450,581
Outstanding legacy warrants	127	127	127
Outstanding RSUs	601,260	614,215	557,964
Outstanding private placement warrants	439,919	—	—
Total	2,160,465	3,233,494	3,200,210

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
17.    INCOME TAXES
The components of income (loss) before provision for income taxes for the years ended December 31, 2025, 2024, and 2023 are as follows (in thousands):

	December 31,
	2025	2024	2023
Domestic	$141,087	$(852,576)	$(138,934)
Foreign	(2,790)	(1,106)	(1,046)
Income (loss) before provision for income taxes	$138,297	$(853,682)	$(139,980)
Due to the Company’s net losses, the Company did not record a provision for federal income taxes during the years ended December 31, 2025, 2024 and 2023, respectively. The Company continues to maintain a full valuation allowance for its net U.S. federal and state deferred tax assets.
The components of the provision for income tax expense for the years ended December 31, 2025, 2024, and 2023 are as follows (in thousands):

	December 31,
	2025	2024	2023
Current:
Federal	$—	$—	$—
State	376	200	490
Foreign	399	242	381
Total current	775	442	871
Deferred:
Federal	—	—	(294)
State	—	—	(41)
Foreign	(239)	(110)	(103)
Total deferred	(239)	(110)	(438)
Total provision for income taxes	$536	$332	$433
In accordance with the adoption of ASU 2023-09, a reconciliation of income tax provision and the amount computed by applying the statutory federal income tax rate of 21% to income before income taxes is as follows:

	December 31, 2025
	Amount	Percentage (%)
	(In thousands, except percentages)
Tax expense computed at U.S. federal statutory income tax rate:	$29,042	21.00%
Nontaxable or nondeductible items:
Nondeductible executive compensation	1,503	1.09%
Debt extinguishment	1,307	0.95%
Other	2,638	1.90%
Changes in valuation allowance	(34,629)	(25.04)%
Domestic state and local income taxes, net of federal effect (1)	376	0.27%
Foreign tax effects:
Other foreign jurisdictions	299	0.22%
Changes in unrecognized tax benefits	—	—%
Provision for Income Taxes / Effective Tax Rate	$536	0.39%
(1) Taxes in Maryland make up the majority (greater than 50 percent) of the tax effect in this category.

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, the effective tax rate of the Company’s provision for income taxes differs from the federal statutory rate as follows:

	December 31,
	2024	2023
Statutory rate	21.00%	21.00%
State tax	(0.02)%	(0.32)%
Foreign income and withholding taxes	(0.04)%	(0.36)%
Non-deductible goodwill impairment	(13.42)%	—%
Stock-based compensation	(0.29)%	(1.48)%
Other	(0.19)%	(3.16)%
Non-deductible interest expense	(0.11)%	(0.85)%
Valuation allowance	(6.97)%	(15.14)%
Total	(0.04)%	(0.31)%
In accordance with the adoption of ASU 2023-09, the Company paid cash for income taxes, net of refunds for the year ended December 31, 2025 as follows (in thousands):

December 31,
2025
U.S. Federal	$—
U.S. State
Maryland	138
New York	45
Pennsylvania	127
Other jurisdictions	38
Foreign
India	128
Other jurisdictions	5
Total Cash Paid	$481
Prior to the adoption of ASU 2023-09, the Company paid cash for income taxes, net of refunds, of $0.7 million and $0.2 million for the years ended December 31, 2024, and 2023, respectively.
Deferred income taxes arise from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes, as well as net operating losses (“NOLs”) and tax credit carryforwards.

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2025 and 2024 are as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating losses	$191,335	$215,283
Tax credits	367	367
Operating lease liabilities	3,316	3,929
Accruals and allowances	4,981	5,031
Stock-based compensation	2,617	4,274
Deferred revenue	27,311	31,154
Interest expense	8,937	4,515
Other	5,010	4,618
Total gross deferred tax assets	243,874	269,171
Less: Valuation allowance	(212,842)	(252,757)
Net deferred tax assets	31,032	16,414
Deferred tax liabilities:
Amortization of asset retirement obligation	(564)	(650)
Intangibles	(27,413)	(12,047)
Right-of-use assets	(2,408)	(2,954)
Depreciable assets	(176)	(516)
Total gross deferred tax liabilities	(30,561)	(16,167)
Net deferred taxes	$471	$247
As of December 31, 2025 and 2024, the Company had federal NOL carryforwards of approximately $630.6 million and $736.0 million, respectively, and state NOL carryforwards of approximately $505.1 million and $624.5 million, respectively. Of the $630.6 million federal net operating loss, $97.0 million will begin to expire in 2029, while the remaining amount does not expire. The state NOL carryforwards will begin to expire in 2029. As of December 31, 2025 and 2024, the Company had foreign NOL carryforwards of approximately $35.6 million and $32.2 million, respectively. The foreign net operating loss carryforwards expire in 2039.
As of December 31, 2025, the Company did not have federal research and development tax credit carryforwards. As of December 31, 2024, the Company did not have federal research and development tax credit carryforwards. As of December 31, 2025 and 2024, the Company had California research and development tax credit carryforwards of $0.7 million and $0.7 million, respectively, which do not expire.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of a history of taxable losses and uncertainties as to future profitability, the Company recorded a full valuation allowance against its deferred tax assets with exception of a foreign subsidiary which has been profitable historically. During the year ended December 31, 2025, the Company decreased its valuation allowance by $39.9 million. During the year ended December 31, 2024, the Company increased its valuation allowance by $84.5 million.
Utilization of the net operating loss carryforwards and tax credit forwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by the Internal Revenue Code Section 382, as well as similar state provisions. In general, an “ownership change,” as defined by the code, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. Any limitation may result in expiration of all or a portion of the NOL or tax credit carryforwards before utilization. The Company performed a detailed analysis in FY2023 to determine whether an ownership change under Section 382 of the Code has previously occurred. As a result, the Company’s NOLs available after the Section 382 limitation is approximately $630.6 million as of December 31, 2025.

STEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the beginning and ending amount of unrecognized tax benefits are as follows (in thousands):

	2025	2024
Balance at January 1	$367	$367
Additions based on tax positions related to the current year	—	—
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	—	—
Settlements	—	—
Balance at December 31	$367	$367
The Company expects resolution of unrecognized tax benefits, if created, would occur while the full valuation allowance of deferred tax assets is maintained. The Company does not expect to have any unrecognized tax benefits that, if recognized, would affect the effective tax rate. As of December 31, 2025, the Company does not have a liability for potential penalties or interest.
In the normal course of business, the Company is subject to examination by taxing authorities throughout the United States of America, Canada, Germany, Japan and India. The Company is not currently under audit by the Internal Revenue Service or other foreign revenue agencies, or similar state or local authorities. The tax return years 2021 through 2025 remain open to examination by the major domestic taxing jurisdictions to which the Company is subject. Net operating losses generated on a tax return basis by the Company for calendar years 2012 through 2025 remain open to examination by the major domestic taxing jurisdictions.
18.    SEGMENT INFORMATION
The Company’s CODM manages the business and evaluates operating performance based on consolidated net income (loss). The Company’s CODM uses consolidated net income (loss) to monitor budget versus actual results. The Company operates as one operating segment and has one reportable segment that constitutes consolidated results.
The following table sets forth the Company’s segment information for revenue and significant expenses (in thousands):

	Years Ended December 31,
	2025	2024	2023
Revenue	$156,266	$144,584	$461,515
Less (add):
Cost of revenue	96,310	155,642	457,850
Compensation expense excluding stock-based compensation	52,304	69,152	69,780
Stock-based compensation	10,216	18,471	45,109
Depreciation and amortization	17,775	15,906	18,956
Gain on debt extinguishment	(220,047)	—	(59,121)
Other segment expenses, net (1)	61,411	739,095	68,921
Provision for income taxes	536	332	433
Net income (loss)	$137,761	$(854,014)	$(140,413)
(1) Other segment expenses, net includes impairment of goodwill, impairment of parent company guarantees, other impairments, and other income (expense), net.
19.    COMMITMENTS AND CONTINGENCIES
Non-cancelable Purchase Obligations
In the normal course of business, we enter into non-cancelable purchase commitments with various parties to purchase primarily software-based services. As of December 31, 2025, we had outstanding non-cancelable purchase obligations with a term of less than 12 months of $1.9 million and non-cancelable purchase obligations with a term 12 months or longer of $1.1 million.
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
Commitments
In September 2025, the Company recognized a $0.8 million operating lease liability and a corresponding operating lease right-of use asset, which are included in the consolidated balance sheets as of December 31, 2025, consisting of 4,263 square feet of leased office in Berlin, Germany. As of the commencement date of the lease, the remaining lease term was 60 months and base rent is approximately $16,025 per month with escalating payments over the lease term.
In September 2025, the Company terminated the lease for its office in Gurugram, India. As a result, the Company derecognized the related right-of-use asset and lease liability. The Company recorded net lease termination costs of $0.1 million recorded within other (expenses) income, net in the consolidated statements of operations. No future lease commitments remain under this agreement. The Company now leases office space under a month-to-month arrangement that qualifies as a short-term lease under ASC 842. As such, the Company has elected not to recognize a right-of-use asset or lease liability for this lease.
Non-Income Related Taxes
During 2023, the Company was selected for sales and use tax examination by the state of California and determined that it was not appropriately charging certain customers sales tax and remitting the applicable amounts to the taxing authority for certain revenue arrangements from 2018 through 2021. The Company determined it was probable that it would be subject to sales tax liabilities plus applicable interest in certain states, principally California, and estimated a probable tax liability of $5.6 million. The Company accrued this amount and included it in general and administrative expense in the consolidated statement of operations in 2023. During 2025, the Company accrued additional interest of $0.2 million on the unpaid tax liability, included in interest expense in the consolidated statements of operations. During 2025, the sales and use tax examination was extended by the state of California to include revenue arrangements for 2022 and 2024. The California sales and use tax examination is ongoing for the period from 2022 through 2024 and the Company is awaiting final ruling on its sales tax administration process and clarity on the required settlement amount.
20.    EMPLOYER RETIREMENT PLAN
The Company sponsors a 401(k) profit sharing plan covering all eligible employees. Participants may elect to defer a percentage of their compensation ranging from 1% to 100%, up to the maximum allowable by law by making contributions to the plan. The Company may match, at its discretion, the employee contributions according to the terms of the plan. During the years ended December 31, 2025, 2024 and 2023, the Company made matching contributions of $1.6 million, $2.2 million and $2.2 million to the plan, respectively.
21.    SUBSEQUENT EVENTS
On January 1, 2026, the Company elected to exercise its option to pay interest in kind of $4.6 million on its 2030 Senior Secured Notes. As of December 31, 2025, the accrued interest was recorded within accrued liabilities on the consolidated balance sheets. Interest paid in kind will increase the capitalized principal amount of the 2030 Senior Secured Notes.
On January 13, 2026, the Company entered into a new lease for 15,000 square feet of office space in Gurugram, India. The Company will account for this office lease as an operating lease under ASC 842. The lease will commence in the first quarter of 2026 and ends in the third quarter of 2029. Base rent is approximately $44,995 per month.
On February 10, 2026, the Company, through its indirect consolidated subsidiary, Stem Finance SPV VI ULC, entered into a Share Purchase Agreement to sell 100% of the outstanding shares of Logan Energy Storage ULC (“Logan”) for approximately $1.5 million. Logan owns and operates four battery energy storage system projects in Ontario, Canada, with a net book value of approximately $4.9 million as of December 31, 2025. In connection with the transaction, intercompany balances of approximately $5.5 million owed by Logan to affiliated entities of the Company are expected to be forgiven. The transaction is expected to close on or before March 17, 2026, subject to the satisfaction of customary closing conditions. The Company expects to recognize a loss on disposal of approximately $3.4 million, subject to final working capital adjustments, and transaction costs.

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
Based on management’s evaluation (under the supervision and with the participation of our CEO and our CFO) of the effectiveness of the design and operation of our Disclosure Controls, as of December 31, 2025, our CEO and CFO have concluded that our Disclosure Controls were effective at a reasonable assurance level.
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
Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.
Our independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2025, as stated in its report which is included in Item 9A.

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act) that occurred during the quarterly period ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Stem, Inc. and subsidiaries (the "Company") as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025 , of the Company and our report dated March 4, 2026, expressed an unqualified opinion on those financial statements.

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
/s/ DELOITTE & TOUCHE LLP

San Francisco, California
March 4, 2026

ITEM 9B. OTHER INFORMATION
(b) Trading Plans
During the three months ended December 31, 2025, no Section 16 officer or director of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K promulgated under the Exchange Act).
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
See Part I, Item I, “Business —Information About Our Executive Officers” of this Report for information regarding our executive officers. Information concerning our Securities Trading Policy will be included in the 2026 Proxy Statement under the caption “Corporate Governance—Other Corporate Governance Practices and Policies—Insider Trading Policy.” A copy of our Insider Trading Policy is filed as Exhibit 19 to this Form 10-K. Such information is incorporated herein by reference. The other information required for this Item will be included in the 2026 Proxy Statement, including under the headings “Corporate Governance” and “Delinquent Section 16(a) Reports,” if applicable, and is incorporated by reference.
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
ITEM 11. EXECUTIVE COMPENSATION
The information required under this Item will be included in the 2026 Proxy Statement, including under the headings “Executive Compensation,” “Executive Compensation Tables,” “Director Compensation,” “Compensation Committee Interlocks,” and “Report of the Compensation Committee,” and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required under this Item will be included in the 2026 Proxy Statement, including under the headings “Equity Compensation Plan Information,” “Certain Information About Our Common Stock,” and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required under this Item will be included in the 2026 Proxy Statement, including under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance,” and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required under this Item will be included in the 2026 Proxy Statement, including under the heading “Ratification of Independent Auditor Selection,” and is incorporated herein by reference.

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

3.3	Second Amended and Restated Bylaws, dated October 15, 2025 (incorporated by reference to Exhibit 3.3 to Stem’s Quarterly Report on Form 10-Q filed on October 30, 2025).
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

4.6	Form of 12.00%/11.00% Senior Secured PIK Toggle Notes due 2030 (incorporated by reference to Exhibit A of Exhibit 4.2 to the Current Report on Form 8-K filed on June 30, 2025).
4.7
Warrant Agreement between Stem, Inc., Computershare Inc. and Computershare Trust Company, N.A., as Warrant Agent (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on June, 30, 2025).

4.8
Description of the Registrant’s Securities (incorporated by reference to Exhibit 4.3 to Stem’s Annual Report on Form 10-K filed on February 28, 2022) as supplemented by the Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Stem, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on June, 16, 2025).

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

10.20†	Executive Employment Agreement dated September 16, 2024 by and between the Company and David Buzby.
10.21†
Separation and Release of Claims Agreement, dated July 21, 2025, by and between the Company and Spencer Doran Hole (incorporated by reference to Exhibit 10.2 to Stem’s Quarterly Report on Form 10-Q filed on October 30, 2025).

10.22†	Advisor Agreement, dated July 21, 2025, by and between the Company and Spencer Doran Hole (incorporated by reference to Exhibit 10.3 to Stem’s Quarterly Report on Form 10-Q filed on October 30, 2025).
10.23†
Amendment to Executive Chair and Interim CEO Employment Agreement dated September 16, 2024 by and between the Company and David Buzby (incorporated by reference to Exhibit 10.1 to Stem’s Quarterly Report on Form 10-Q filed on April 30, 2025).

10.24†
Separation and Release of Claims Agreement dated March 24, 2025 by and between the Company and John Carrington (incorporated by reference to Exhibit 10.3 to Stem’s Quarterly Report on Form 10-Q filed on April 30, 2025).

10.25†
Separation and Release of Claims Agreement dated January 30, 2025 by and between the Company and William Bush (incorporated by reference to Exhibit 10.2 to Stem’s Quarterly Report on Form 10-Q filed on April 30, 2025).

19*	Stem, Inc. Insider Trading Policy
21*	Subsidiaries of the Registrant.
23*	Consent of Independent Registered Public Accounting Firm.
24*	Powers of Attorney.
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Stem, Inc. Clawback Policy (incorporated by reference to Exhibit 97 to Stem’s Annual Report on Form 10-K filed on March 5, 2025).
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Date: March 4, 2026	STEM, INC.

	By:	/s/ Brian Musfeldt
Brian Musfeldt
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title

*	Chief Executive Officer and Director
Arun Narayanan	(Principal Executive Officer)

/s/ Brian Musfeldt	Chief Financial Officer
Brian Musfeldt	(Principal Financial Officer)

/s/ Jeffrey Cabot	Chief Accounting Officer
Jeffrey Cabot	(Principal Accounting Officer)

*	Chairman of the Board
David Buzby

*	Director
Adam E. Daley

*	Director
Anil Tammineedi

*	Director
Laura D’Andrea Tyson

*	Director
Ira Birns

*	Director
Vasudevan Guruswamy

*	Director
Krishna Shivram

/s/ Saul R. Laureles	March 4, 2026
* By Saul R. Laureles, Attorney-in-Fact