Form 10-Q
period 2026-03-31
STEM, INC.
filed 2026-05-07
CIK 1758766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————————————
FORM 10-Q
—————————————————

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Outstanding as of April 29, 2026
Common Stock, $0.0001 par value per share	8,956,953

STEM, INC.
Quarterly Report on Form 10-Q
For the Period Ended March 31, 2026

Part I - Financial Information
ITEM 1. FINANCIAL STATEMENTS
STEM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025

ASSETS
Current assets:
Cash and cash equivalents	$36,586	$48,915
Accounts receivable, net of allowances of $3,889 and $3,893 as of March 31, 2026 and December 31, 2025, respectively	33,345	38,353
Inventory	5,698	4,587
Assets held for sale	1,363	—
Other current assets	8,303	8,236
Total current assets	85,295	100,091
Energy storage systems, net	36,238	43,925
Contract origination costs, net	7,205	7,466
Intangible assets, net	117,286	123,028
Operating lease right-of-use assets	11,284	9,571
Other noncurrent assets	24,572	24,806
Total assets	$281,880	$308,887
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$7,084	$10,310
Accrued liabilities	25,667	26,875
Accrued payroll	5,136	9,131
Financing obligation, current portion	13,198	13,792
Deferred revenue, current portion	42,783	43,625
Other current liabilities	7,399	6,832
Total current liabilities	101,267	110,565
Deferred revenue, noncurrent	83,030	85,251
Asset retirement obligation	4,365	4,349
Convertible notes, noncurrent	183,800	183,594
Senior secured notes, noncurrent	134,266	128,796
Financing obligation, noncurrent	26,659	29,590
Warrant liability	2,710	5,121
Lease liabilities, noncurrent	11,000	9,860
Other liabilities	664	820
Total liabilities	547,761	557,946
Commitments and contingencies (Note 13)
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized as of March 31, 2026 and December 31, 2025; zero shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 250,000,000 and 250,000,000 shares authorized as of March 31, 2026 and December 31, 2025, respectively; 8,567,751 and 8,489,540 issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	1	1
Additional paid-in capital	1,241,228	1,239,263
Accumulated other comprehensive income	179	41
Accumulated deficit	(1,507,672)	(1,488,747)
Total Stem stockholders’ deficit	(266,264)	(249,442)
Non-controlling interests	383	383
Total stockholders’ deficit	(265,881)	(249,059)
Total liabilities and stockholders’ deficit	$281,880	$308,887
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STEM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenue
Services and other revenue	$18,674	$17,721
Hardware revenue	10,326	14,791
Total revenue	29,000	32,512
Cost of revenue
Cost of services and other	11,944	11,413
Cost of hardware	6,197	10,561
Total cost of revenue	18,141	21,974
Gross profit	10,859	10,538
Operating expenses:
Sales and marketing	6,517	6,792
Research and development	6,575	11,328
General and administrative	8,666	13,566
Impairment of assets held for sale	3,315	—
Total operating expenses	25,073	31,686
Loss from operations	(14,214)	(21,148)
Other expense, net:
Interest expense	(7,359)	(4,290)
Change in fair value of warrant liability	2,411	—
Other income, net	349	496
Total other expense, net	(4,599)	(3,794)
Loss before provision for income taxes	(18,813)	(24,942)
Provision for income taxes	(112)	(58)
Net loss	$(18,925)	$(25,000)

Net loss per share attributable to common stockholders, basic and diluted	$(2.22)	$(3.05)

Weighted-average shares used in computing net loss per share to common stockholders, basic and diluted	8,517,041	8,194,490
The accompanying notes are an integral part of these condensed consolidated financial statements.

STEM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Net loss	$(18,925)	$(25,000)
Other comprehensive loss:
Foreign currency translation adjustment	138	190
Total other comprehensive loss	$(18,787)	$(24,810)
The accompanying notes are an integral part of these condensed consolidated financial statements.

STEM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(UNAUDITED)
(in thousands, except share amounts)

	Equity Attributable to Stem, Inc.
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non-controlling Interests	Total Stockholders’ Deficit
	Shares	Amount
Balance as of January 1, 2026	8,489,540	$1	$1,239,263	$41	$(1,488,747)	$383	$(249,059)
Issuance of common stock upon release of restricted stock units	78,211	—	—	—	—	—	—
Stock-based compensation	—	—	1,965	—	—	—	1,965
Foreign currency translation adjustments	—	—	—	138	—	—	138
Net loss	—	—	—	—	(18,925)	—	(18,925)
Balance as of March 31, 2026	8,567,751	$1	$1,241,228	$179	$(1,507,672)	$383	$(265,881)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non-controlling Interests	Total Stockholders’ Deficit
	Shares	Amount
Balance as of January 1, 2025	8,139,884	$16	$1,228,042	$76	$(1,626,508)	$541	$(397,833)
Issuance of common stock upon release of restricted stock units	177,708	1	—	—	—	—	1
Stock-based compensation	—	—	5,718	—	—	—	5,718
Foreign currency translation adjustments	—	—	—	190	—	—	190
Net loss	—	—	—	—	(25,000)	—	(25,000)
Balance as of March 31, 2025	8,317,592	17	1,233,760	266	(1,651,508)	541	(416,924)
The accompanying notes are an integral part of these condensed consolidated financial statements.

STEM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2026	2025
OPERATING ACTIVITIES
Net loss	$(18,925)	$(25,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization expense	10,481	10,996
Non-cash interest expense, including interest expenses associated with debt issuance costs	383	289
Stock-based compensation	2,047	4,317
Change in fair value of warrant liability	(2,411)	—
Non-cash lease expense	625	679
Accretion of asset retirement obligations	57	60
Impairment loss of energy storage systems	33	—
Gain on disposal and abandonment of property, plant and equipment	(39)	—
Impairment loss of project assets	4	699
Impairment of assets held for sale	3,315	—
Provision for credit losses on accounts receivable	—	78
Other	37	63
Changes in operating assets and liabilities:
Accounts receivable	5,008	24,351
Inventory	(1,111)	2,084
Other assets	171	2,025
Contract origination costs, net	(241)	(324)
Project assets	(4)	(1,516)
Accounts payable	(3,265)	(10,538)
Accrued expenses and other liabilities	(629)	3,861
Deferred revenue	(3,063)	(3,046)
Lease liabilities	(790)	(542)
Net cash (used in) provided by operating activities	(8,317)	8,536
INVESTING ACTIVITIES
Purchase of energy storage systems	—	(7)
Capital expenditures on internally-developed software	(1,346)	(3,583)
Net cash used in investing activities	(1,346)	(3,590)
FINANCING ACTIVITIES
Repayment of financing obligations	(2,805)	(2,819)
Net cash used in financing activities	(2,805)	(2,819)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	139	158
Net (decrease) increase in cash, cash equivalents and restricted cash	(12,329)	2,285
Cash, cash equivalents and restricted cash, beginning of year	50,701	58,085
Cash, cash equivalents and restricted cash, end of period	$38,372	$60,370

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$8,077	$1,048

RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH WITHIN THE UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS TO THE AMOUNTS SHOWN IN THE STATEMENTS OF CASH FLOWS ABOVE:
Cash and cash equivalents	$36,586	$58,584
Restricted cash included in other noncurrent assets	1,786	1,786
Total cash, cash equivalents, and restricted cash	$38,372	$60,370
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
Liquidity
As of March 31, 2026, we had cash and cash equivalents of $36.6 million, an accumulated deficit of $1,507.7 million, and negative working capital, which we define as current assets less current liabilities, of $16.0 million. During the three months ended March 31, 2026, we incurred a net loss of $18.9 million and had negative cash flows from operating activities of $8.3 million. As of March 31, 2026, our principal sources of liquidity were cash and cash equivalents totaling $36.6 million, which were held for working capital purposes and for investment growth opportunities. To the extent that current and anticipated future sources of liquidity are insufficient to fund our cash requirements and future business activities, we may be required to seek additional equity or debt financing. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, or pay our interest expense associated with our debt issuances, we may not be able to compete successfully, which would harm our business, operations, and financial condition. At March 31, 2026, we believe that our cash position is sufficient to meet our capital and liquidity requirements for at least the next 12 months.
On March 6, 2026, the Company entered into an open market sales agreement with Jeffries LLC (the “Agent”), as sales agent and/or principal, providing for an “at-the-market” equity offering program (the “ATM Program”) pursuant to which the Company may issue and sell from time to time shares of its common stock, par value $0.0001 per share, having an aggregate offering price of up to $30.0 million (the “Shares”) to or through the Agent in ordinary brokers’ transactions on the NYSE or otherwise, at market prices prevailing at the time of sale, in block transactions, in negotiated transactions, in any matter permitted by applicable law or as otherwise agreed with the Agent. We intend to use any net proceeds received from the sale of the shares for general corporate purposes, including working capital. As of March 31, 2026, no shares have been issued under the ATM Program.
Our business prospects are subject to various risks, expenses and uncertainties, including those discussed in Part I. Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The attainment of profitable operations is dependent upon future events, including continued execution of our software and services-oriented strategy, the successful delivery of AI-enabled software and edge device capabilities to our customers, securing new customers and maintaining current ones, and hiring, motivating and retaining appropriate personnel. Failure to generate sufficient revenues, achieve planned gross margins and operating profitability, control operating costs, or secure additional funding as required may require us to modify, delay or abandon some of our planned future expansion or development, or to otherwise enact additional operating cost reductions, which could have a material adverse effect on our business, operating results and financial condition.

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X, assuming the Company will continue as a going concern. Accordingly, the consolidated balance sheet at December 31, 2025 has been derived from the audited financial statements at that date, but certain notes or other information that are normally required by GAAP have been omitted if they substantially duplicate the disclosures contained in the Company’s annual audited consolidated financial statements. In the opinion of the Company’s management, all normal and recurring adjustments considered necessary for a fair statement of the results for the interim period presented have been included in the accompanying unaudited condensed consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2025. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or for any other future interim period or year.
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

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table summarizes the carrying values of the assets and liabilities of the DevCo JVs that were consolidated by the Company as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Assets
Cash and cash equivalents	$66	$560
Account receivable	3,820	3,820
Other current assets	300	—
Total assets	4,186	4,380
Liabilities
Accounts payable	203	440
Total liabilities	$203	$440
We are not making further investments in these DevCo JVs, and as of December 31, 2025 we have sold, or written off, all project assets associated with the DevCo JVs. The net income from the DevCo JVs was immaterial during the three months ended March 31, 2026 and 2025.
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
Significant estimates and assumptions reflected in these unaudited condensed consolidated financial statements include, but are not limited to, estimates of transaction price with variable consideration; the useful life associated with acquired intangibles; the amount of deferred commissions and contract fulfillment costs; the valuation of energy storage systems; realizability of finite-lived intangible assets; recoverability of internally developed software; accruals related to sales tax liabilities; valuation techniques used to determine gain on debt extinguishment; and the fair value of debt instruments; warrant liability and assets acquired and liabilities assumed in a business combination.
Segment Information
Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is the CODM. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, management has determined that the Company operates as one operating segment that is focused exclusively on innovative technology services that transform the way energy is distributed and consumed. Net assets outside of the U.S. were less than 10% of total net assets as of March 31, 2026 and December 31, 2025.
Accounts Receivable, Net
Accounts Receivable are stated at amounts estimated by management to be equal to their net realizable values. Accounts receivable also includes unbilled accounts receivable, which is composed of milestone development activities of noncancellable purchase orders and monthly energy optimization services provided and recognized but not yet invoiced as of the end of the reporting period. The allowance for credit losses is the Company's best estimate of the amount of expected credit losses. The expectation of collectability is based on the Company's review of credit profiles of customers, contractual terms and conditions, current economic trends, and historical payment experience. If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectability of those balances and an allowance is recorded accordingly. The total allowance for credit losses balance was $3.9 million and $9.9 million, all of which is recorded against current accounts receivables as of March 31, 2026 and 2025, respectively.

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the changes in the current expected credit losses during the three months ended March 31, 2026 and 2025 (in thousands):

	March 31, 2026	March 31, 2025
Balance as of beginning of period	$3,893	$9,794
Provision for expected credit losses	—	1,528
Write-offs, recoveries and other charges against allowance	—	(1,438)
Balance as of end of period	$3,893	$9,884
The net book value of unbilled receivables, current are $2.5 million and $2.7 million as of March 31, 2026 and December 31, 2025, respectively. Unbilled receivables, current are included in accounts receivable, net. The net book value of unbilled receivables, noncurrent are $0.1 million and $0.1 million as of March 31, 2026 and December 31, 2025, respectively. Unbilled receivables, noncurrent are included in other noncurrent assets.
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
Significant Customers
A significant customer represents 10% or more of the Company’s total revenue or accounts receivable, net balance at each reporting date. For each significant customer, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable were as follows:

	Accounts Receivable		Revenue
	March 31,	December 31,	Three Months Ended March 31,
	2026	2025	2026	2025
Customers:
Customer A	12%	17%	*	12%
Customer B	11%	10%	*	*
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
Financial assets and liabilities held by the Company measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 include cash and cash equivalents and restricted cash, and warrant liability.
Assets measured at fair value on a non-recurring basis as of March 31, 2026 are assets held for sale.
New Accounting Standards
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

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
The following table provides information on the disaggregation of revenue as recorded in the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2026	2025
PowerTrack software	$10,274	$8,854
Edge hardware	10,326	10,263
Project and professional services & other	1,719	1,816
Subtotal	22,319	20,933
Managed services	6,681	7,051
Battery hardware resale	—	4,528
Total revenue	$29,000	$32,512
The following table summarizes reportable revenue by geographic regions determined based on the location of the customers (in thousands):

	Three Months Ended March 31,
	2026	2025
United States	$27,678	$31,733
Rest of the world	1,322	779
Total revenue	$29,000	$32,512
Remaining Performance Obligations

The Company’s remaining performance obligations represent the unrecognized revenue value of its contractual commitments, which include deferred revenue and amounts that will be billed and recognized as revenue in future periods. As of March 31, 2026, the Company had $377.5 million of remaining performance obligations, of which, we expect to recognize in revenue approximately 20% in the next 12 months, with the remainder recognized in revenue in periods thereafter.

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Contract Balances
Deferred revenue primarily includes cash received in advance of revenue recognition related to PowerTrack software and optimization services and incentives. The following table presents the changes in the deferred revenue balance during the three months ended March 31, 2026 and March 31, 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Beginning balance	$128,876	$129,155
Upfront payments received from customers	9,584	11,030
Upfront or annual incentive payments received	61	749
Revenue recognized related to amounts that were included in beginning balance of deferred revenue	(11,195)	(13,543)
Revenue recognized related to deferred revenue generated during the period	(1,513)	(1,282)
Ending balance	$125,813	$126,109
4.    FAIR VALUE MEASUREMENTS
Fair value accounting is applied for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. On March 31, 2026 and December 31, 2025, the carrying amount of accounts receivable, other current assets, accounts payable, and accrued and other current liabilities approximated their estimated fair value due to their relatively short maturities.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table provides the financial instruments measured at fair value (in thousands):

	March 31, 2026
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market fund	$11,207	$—	$—	$11,207
Total financial assets	$11,207	$—	$—	$11,207

Liabilities:
Warrant liability	$—	$—	$2,710	$2,710

	December 31, 2025
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market fund	$11,109	$—	$—	$11,109
Total financial assets	$11,109	$—	$—	$11,109

Liabilities:
Warrant liability	$—	$—	$5,121	$5,121
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

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Fair Value of Convertible Promissory Notes
The convertible notes are recorded at face value less unamortized debt issuance costs (see Note 7 — Debt for additional details) on the unaudited condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025. As of March 31, 2026 and December 31, 2025, the estimated fair value of the 0.50% Green Convertible Notes due 2028 (the “2028 Convertible Notes”) was $27.1 million and $26.3 million, respectively, based on Level 2 quoted bid prices of the convertible notes in an over-the-counter market on the last trading date of the reporting period. As of March 31, 2026 and December 31, 2025, the estimated fair value of the 4.25% Green Convertible Senior Notes due 2030 (the “2030 Convertible Notes”) was $44.2 million and $42.0 million, respectively, based on Level 2 quoted bid prices of the convertible notes in an over-the-counter market on the last trading date of the reporting period.
Fair Value of 2030 Senior Secured Notes
The senior secured notes are recorded at face value less unamortized debt issuance costs (see Note 7 — Debt for additional details) on the unaudited condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025. The face value as of March 31, 2026 includes paid-in-kind interest of $4.6 million. As of March 31, 2026 and December 31, 2025, the estimated fair value of the 2030 Senior Secured Notes was $143.4 million and $140.6 million, respectively, based on a Level 3 Black Derman-Toy lattice model.
Private Warrant Liability
As discussed in Note 8 — Warrants, under a warrant agreement dated June 30, 2025, the Company issued 439,919 warrants (the “2030 Private Placement Warrants”), each of which entitled the holder to purchase one share of common stock at an exercise price of $30.00.
Upon issuance, these warrants met the criteria for liability classification. The fair value of the 2030 Private Placement Warrants as of March 31, 2026 was determined using the Black-Scholes-Merton model. Inputs include exercise price, volatility, fair value of common stock, expected term, expected dividend rate and risk-free interest rate.
The key assumptions used for the valuation of the private warrant liability upon remeasurement were as follows:

	March 31, 2026	December 31, 2025
Volatility	121.6%	121.6%
Risk-free interest rate	3.8%	3.7%
Expected term (in years)	4.7	4.9
Dividend yield	—%	—%
The following table presents the changes in the liability for the Company’s warrants during the three months ended March 31, 2026 (in thousands):

Warrant Liability
Beginning balance	$5,121
Changes in estimated fair value	(2,411)
Ending balance	$2,710
Assets Measured at Fair Value on a Nonrecurring Basis
As of March 31, 2026, the Company measured certain assets held for sale at fair value on a nonrecurring basis. These assets, consisting of four battery energy storage system projects, were classified as held for sale and measured at the lower of carrying value or fair value less cost to sell. An impairment loss of $3.3 million was recognized during the three months ended March 31, 2026. As a result of the impairment, the carrying value of the assets is $1.4 million as of March 31, 2026. See Note 6 — Energy Storage Systems, Net for additional details.

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table provides the assets measured at fair value on a nonrecurring basis (in thousands):

	March 31, 2026
	Level 1	Level 2	Level 3	Fair Value
Assets:
Assets held for sale	$—	$—	$1,363	$1,363
The fair value measurement for these assets is classified as Level 3 in the fair value hierarchy, as it is based on estimated sales price of the assets.
5.    INTANGIBLE ASSETS, NET
Intangible assets, net, consists of the following (in thousands):

	March 31,	December 31,
	2026	2025
Developed technology	$32,618	$32,618
Trade name	11,310	11,310
Customer relationships	106,800	106,800
Internally developed software	90,190	88,886
Intangible assets	240,918	239,614
Less: Accumulated amortization	(123,621)	(116,583)
Currency translation adjustment	(11)	(3)
Total intangible assets, net	$117,286	$123,028
Accumulated amortization was approximately $19.8 million for developed technology, $6.7 million for trade name, $37.1 million for customer relationships, and $60.1 million for internally developed software as of March 31, 2026.
Amortization expense for intangible assets was $7.0 million for both the three months ended March 31, 2026 and 2025.
6.    ENERGY STORAGE SYSTEMS, NET
Energy storage systems, net, consists of the following (in thousands):

	March 31,	December 31,
	2026	2025
Energy storage systems placed into service	$125,604	$135,042
Less: accumulated depreciation	(89,805)	(91,570)
Energy storage systems not yet placed into service	439	453
Total energy storage systems, net	$36,238	$43,925
Depreciation expense for energy storage systems was approximately $2.9 million and $3.2 million for the three months ended March 31, 2026 and 2025, respectively. Depreciation expense is recognized in cost of services and other.
For the three months ended March 31, 2026 impairment expense for energy storage systems was immaterial. For the three months ended March 31, 2025, we did not recognize impairment expense for energy storage systems. Impairment expense is recognized in cost of services and other.
On February 10, 2026, the Company, through its indirect consolidated subsidiary, Stem Finance SPV VI ULC, entered into a share purchase agreement to sell 100% of the outstanding shares of Logan Energy Storage ULC (“Logan”) for approximately $1.4 million. Logan owns and operates four battery energy storage system projects in Ontario, Canada. The transaction was expected to close on or before March 17, 2026, subject to the satisfaction of customary closing conditions. The transaction has not yet closed due to closing conditions not being met. As of March 31, 2026, the Company determined that the four battery energy system projects were considered to be assets held for sale, since these assets were being marketed for sale and all the criteria to be classified as held for sale under ASC 360, Property, Plant and Equipment-Impairment or Disposal of Long-Lived Assets, had been met. Assets held for sale are measured at the lower of their carrying value or the fair value less cost to sell.

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
During the three months ended March 31, 2026, the Company determined that the carrying value of the assets was less than the fair value and recognized an impairment of assets held for sale of approximately $3.3 million in the unaudited condensed consolidated statements of operations. As a result of the impairment, the carrying value of the assets is $1.4 million as of March 31, 2026. The Company expects to dispose of the assets within one year.
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
Upon adoption of ASU 2020-06, the Company allocated all of the debt discount to long-term debt. The debt discount is amortized to interest expense using the effective interest method, computed to be 0.9%, over the life of the 2028 Convertible Notes or approximately its seven-year term. The outstanding 2028 Convertible Notes balances as of March 31, 2026 and December 31, 2025 are summarized in the following table (in thousands):

	March 31, 2026	December 31, 2025
Long Term Debt
Outstanding principal	$68,206	$68,206
Unamortized 2021 Initial Purchasers’ debt discount and debt issuance cost	(817)	(893)
Net carrying amount	$67,389	$67,313

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents total interest expense recognized related to the 2028 Convertible Notes during the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Cash interest expense
Contractual interest expense	$85	$371
Non-cash interest expense
Amortization of debt discount and debt issuance cost	76	327
Total interest expense	$161	$698
2028 Capped Call Options
On November 17, 2021, in connection with the pricing of the 2028 Convertible Notes, and on November 19, 2021, in connection with the exercise in full by the 2021 Initial Purchasers of their option to purchase additional Notes, the Company entered into the 2028 Capped Calls with certain counterparties. The Company used $66.7 million of the net proceeds from the 2028 Convertible Notes to pay the cost of the 2028 Capped Calls.
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
The 2030 Convertible Notes are senior, unsecured obligations of the Company and bear interest at a rate of 4.25% per year, payable in cash semi-annually in arrears in April and October of each year, beginning on October 1, 2023. The 2030 Convertible Notes will mature on April 1, 2030, unless earlier repurchased, redeemed or converted in accordance with their terms prior to such date. Upon conversion, the Company may choose to pay or deliver cash, shares of common stock or a combination of cash and shares of common stock. The 2030 Convertible Notes are redeemable for cash at the Company’s option at any time given certain conditions (as discussed below). At the time of issuance, the initial conversion rate was 140.3066 shares of common stock per $1,000 principal amount of the 2030 Convertible Notes, which was equivalent to an initial conversion price of approximately $7.1272 (the “2030 Conversion Price”) per share of the Company’s common stock. As a result of the reverse stock split described in Note 2 — Summary of Significant Accounting Policies under “Basis of Presentation”, the conversion rate was adjusted to 7.0153 shares of common stock per $1,000.00 principal amount, which is equivalent to a conversion price of approximately $142.55 (the “2030 Conversion Price”) per share of the Company’s common stock. The conversion rate is subject to customary adjustments for certain events as described in the related indenture.
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
The outstanding 2030 Convertible Notes balances as of March 31, 2026 and December 31, 2025 are summarized in the following table (in thousands):

	March 31, 2026	December 31, 2025
Long Term Debt
Outstanding principal	$118,690	$118,690
Unamortized 2023 Initial Purchasers’ debt discount and debt issuance cost	(2,279)	(2,410)
Net carrying amount	$116,411	$116,280
The debt discount and debt issuance costs are amortized to interest expense using the effective interest method, computed to be 4.70%, over the life of the 2030 Convertible Notes or its approximately seven-year term.
The following table presents total interest expense recognized related to the 2030 Convertible Notes during the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Cash interest expense
Contractual interest expense	$1,261	$2,550
Non-cash interest expense
Amortization of debt discount and debt issuance cost	130	253
Total interest expense	$1,391	$2,803
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
The transaction included an exchange of approximately (i) $228.8 million principal amount of the 2028 Convertible Notes and (ii) $121.3 million principal amount of the 2030 Convertible Notes, less amounts in lieu of fractional notes, for the 2030 Senior Secured Notes, warrants to purchase 439,919 shares of common stock (the “2030 Private Placement Warrants”), (iii) $10.0 million of cash proceeds, and accrued and unpaid interest on the exchanged 2028 Convertible Notes and 2030 Convertible Notes. The exchange resulted in a $220.0 million gain on debt extinguishment recorded within other income (expenses), net in the unaudited condensed consolidated statements of operations during the year ended December 31, 2025. The gain on debt extinguishment represented the proportional carrying value of the exchanged 2028 Convertible Notes and 2030 Convertible Notes, which in aggregate was $343.9 million, reduced by the collective fair value of the 2030 Senior Secured Notes of $132.0 million and the fair value of the 2030 Private Placement Warrants of $1.9 million, offset by cash received. The fair value of the 2030 Senior Secured Notes was estimated using a Black Derman-Toy lattice model with a yield of approximately 14.6%, synthetic credit rating for the Company, volatility of 32%, and the risk free rate of 3.79% for the expected term associated with the 2030 secured notes. The fair value of the 2030 Private Placement Warrants was estimated using the Black-Scholes-Merton model based on the Company’s closing strike price on the date of extinguishment of $6.23, volatility of 118.6%, and the risk free rate of 3.79% for the expected term associated with the 2030 secured notes. The Company accrued $5.2 million in debt issuance costs primarily consisting of financial advisory, legal, and accounting fees.
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
The outstanding 2030 Senior Secured Notes balances as of March 31, 2026 are summarized in the following table (in thousands):

	March 31, 2026	December 31, 2025
Long Term Debt
Outstanding principal	$160,000	$155,427
Unamortized debt discount and debt issuance cost	(25,734)	(26,631)
Net carrying amount	$134,266	$128,796
On January 1, 2026, the Company elected to exercise its option to pay interest in kind of $4.6 million on its 2030 Senior Secured Notes. Interest paid in kind increases the outstanding principal amount of the 2030 Senior Secured Notes. Per the terms of the 2030 Senior Secured Notes Exchange agreement, there is no additional capacity to pay interest in kind.
The debt discount and debt issuance costs are amortized to interest expense using the effective interest method computed to be 17.2% at the time of issuance of the 2030 Senior Secured Notes.

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents total interest expense recognized related to the 2030 Senior Secured Notes during the three ended March 31, 2026 (in thousands):

Three Months Ended March 31,
2026
Cash interest expense
Contractual interest expense	$4,400
Non-cash interest expense
Amortization of debt discount and debt issuance cost	897
Total interest expense	$5,297
8.    WARRANTS
2030 Private Placement Warrants
In connection with the Exchange, the Company issued 439,919 of 2030 Private Placement Warrants under a warrant agreement dated June 30, 2025, each of which entitles the holder to purchase one share of common stock at an exercise price of $30.00.
Upon issuance, these warrants met the criteria for liability classification, resulting in a warrant liability of $1.9 million. The 2030 Private Placement Warrants were remeasured to fair value as of March 31, 2026, resulting in a warrant liability of $2.7 million. During the three months ended March 31, 2026, the Company recorded a related gain on remeasurement of $2.4 million in “change in fair value of warrant liability” in the condensed consolidated statements of operation. See Note 4 — Fair Value Measurements and Note 7 — Debt for additional details.
9.    STOCK-BASED COMPENSATION
Equity Incentive Plans
In May 2024, the Company adopted the 2024 Equity Incentive Plan (as amended, the “2024 Plan”). Under the 2024 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), and other awards that are settled in shares of the Company’s common stock.

Stock Options
The following table summarizes the stock option activity for the period ended March 31, 2026:

	Number of Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Balances as of December 31, 2025	169,919	$106.55	6.1	$241
Options granted	3,500	18.30
Options forfeited and cancelled	(568)	203.13
Balances as of March 31, 2026	172,851	$104.45	5.9	$60
Options vested and exercisable — March 31, 2026	135,194	$128.72	5.0	$—
As of March 31, 2026, the Company had approximately $0.4 million of remaining unrecognized stock-based compensation expense for stock options, which is expected to be recognized over a weighted average period of 1.3 years.

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Restricted Stock Units
The following table summarizes the RSU activity for the period ended March 31, 2026:

	Number of RSUs Outstanding (1)	Weighted-Average Grant Date Fair Value Per Share
Balances as of December 31, 2025	601,260	$19.86
RSUs granted	627,595	8.46
RSUs vested	(78,211)	72.21
RSUs forfeited	(16,047)	20.65
Balances as of March 31, 2026	1,134,597	$9.93
(1) Includes certain restricted stock units with service and market-based vesting criteria.
As of March 31, 2026, the Company had approximately $8.9 million of remaining unrecognized stock-based compensation expense for RSUs, which is expected to be recognized over a weighted average period of 1.6 years.
Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense recorded in each component of operating expenses in the Company’s unaudited condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Sales and marketing	$256	$171
Research and development	672	1,754
General and administrative	1,119	2,392
Total stock-based compensation expense	$2,047	$4,317
Stock-based compensation expense associated with capitalized research and development expense was immaterial for the three months ended March 31, 2026. During the three months ended March 31, 2025, research and development expenses of $1.4 million, corresponding to internal-use software, were capitalized.

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
10.    NET LOSS PER SHARE
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
The following table sets forth the computation of basic net loss per share and diluted net loss per share attributable to common stockholders, adjusted on a retroactive basis to reflect the reverse stock split as discussed in Note 2 — Summary of Significant Accounting Policies under “Basis of Presentation” (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss attributable to common stockholders	$(18,925)	$(25,000)

Denominator:
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	8,517,041	8,194,490

Net loss per share attributable to common stockholders, basic and diluted	$(2.22)	$(3.05)
The following table shows total outstanding potentially dilutive shares excluded from the computation of diluted net loss per share attributable to common stockholders as their effect would have been anti-dilutive, adjusted on a retroactive basis to reflect the reverse stock split as discussed in Note 2 — Summary of Significant Accounting Policies under “Basis of Presentation”, as of March 31, 2026 and 2025:

	March 31, 2026	March 31, 2025
Outstanding 2028 Convertible Notes (if converted)	116,620	507,859
Outstanding 2030 Convertible Notes (if converted)	832,620	1,683,679
Outstanding stock options	172,851	218,859
Outstanding legacy warrants	127	127
Outstanding RSUs	1,134,597	570,411
Outstanding private placement warrants	439,919	—
Total	2,696,734	2,980,935
11.     INCOME TAXES
The following table reflects the Company’s provision for income taxes and the effective tax rates for the periods presented below (in thousands, except effective tax rate):

	Three Months Ended March 31,
	2026	2025
Loss before provision for income taxes	$(18,813)	$(24,942)
Provision for income taxes	$(112)	$(58)
Effective tax rate	(0.60)%	(0.23)%
For the three months ended March 31, 2026, the Company recognized a provision for income taxes of $0.1 million, representing an effective tax rate of (0.60)%, which was lower than the statutory federal tax rate because the Company maintains a valuation allowance on its U.S. deferred tax assets during the three months ended March 31, 2026. For the three months ended March 31, 2025, the Company recognized a provision for income taxes of $0.1 million, representing an effective

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
tax rate of (0.23)%, which was lower than the statutory federal tax rate because the Company maintained a valuation allowance on its U.S. deferred tax assets during the three months ended March 31, 2025.
12.    SEGMENT INFORMATION
The Company’s CODM manages the business and evaluates operating performance based on consolidated net loss. The Company’s CODM uses consolidated net loss to monitor budget versus actual results. We do not allocate assets to individual business units or product lines for internal reporting purposes. Our CODM reviews the company’s assets on a consolidated basis, and as a result, we do not present segment asset information separately in our consolidated financial statements. The Company operates as one operating segment and has one reporting segment that constitutes consolidated results.
The following table sets forth the Company’s segment information for revenue and significant expenses (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenue	$29,000	$32,512
Less:
Cost of revenue	18,141	21,974
Compensation expense, excluding stock-based compensation	10,269	14,282
Stock-based compensation	2,047	4,317
Depreciation and amortization	3,335	4,240
Other segment expenses, net (1)	14,021	12,641
Provision for income taxes	112	58
Net loss	$(18,925)	$(25,000)
(1) Other segment expenses, net includes impairment of assets held for sale, interest expense and other income, net.
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
Commitments
In January 2026, the Company recognized a $2.3 million operating lease liability and a corresponding operating lease right-of use asset, which are included in the unaudited condensed consolidated balance sheets as of March 31, 2026, consisting of 15,000 square feet of office space in Gurugram, India. The Company is accounting for this office lease as an operating lease under ASC 842. As of the commencement date of the lease, the remaining lease term was 44 months and base rent is approximately $44,995 per month.
Non-cancelable Purchase Obligations
During the three months ended March 31, 2026, there were no material changes to our non-cancelable purchase obligations.
Non-Income Related Taxes
During 2023, the Company was selected for sales and use tax examination by the state of California and determined that it was not appropriately charging certain customers sales tax and remitting the applicable amounts to the taxing authority for certain revenue arrangements from 2018 through 2022. The Company determined it was probable that it would be subject to sales tax liabilities plus applicable interest in certain states, principally California, and estimated a probable tax liability of $5.6 million. The Company accrued this amount and included it in general and administrative expense in the consolidated statement of operations in 2023. During 2025, the Company accrued additional interest of $0.2 million on the unpaid tax liability, included in interest expense in the unaudited condensed consolidated statements of operations. During 2025, the sales

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
and use tax examination was extended by the state of California to include revenue arrangements for 2022 and 2024. The California sales and use tax examination is ongoing for the period from 2022 through 2024 and the Company is awaiting final ruling on its sales tax administration process and clarity on the required settlement amount.
14.     SUBSEQUENT EVENTS
On April 23, 2026, the Company acquired 100% of the outstanding shares of raicoon GmbH (“raicoon”). raicoon is a Vienna-based software company focused on automated fault detection and event management for solar asset performance. The total consideration to acquire raicoon was $4.3 million in the form of 389,569 shares of the Company’s common stock.
The initial accounting for this acquisition is incomplete at the time of issuance of these unaudited condensed consolidated financial statements. Consequently, the Company cannot disclose the fair values of the acquired intangible assets and the related deferred tax liabilities. The appraisal of the acquired intellectual property is ongoing. The Company expects to finalize the purchase price allocation, including the recognition of goodwill, in the second quarter of 2026.

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
Forward-looking statements address matters that are, to varying degrees, uncertain, such as statements about our financial and operating performance guidance, targets and other forecasts or expectations regarding, or dependent on, our business outlook and strategy; and expectations around our software and services-centric business; our ability to secure sufficient and timely inventory from suppliers; our ability to meet contracted customer demand; our ability to manage manufacturing or delivery delays; our ability to manage our supply chain and distribution channels; our acquisitions, joint ventures, partnerships and other alliances; forecasts or expectations regarding energy transition and global climate change; the integration and optimization of energy resources; our business strategies and those of our customers; our ability to retain or upgrade current customers, further penetrate existing markets or expand into new markets; the effects of natural disasters and other events beyond our control; the impacts of the One Big Beautiful Bill Act (“OBBB”) on our business and that of our customers; the direct or indirect effects on our business of macroeconomic factors and geopolitical instability, such as the wars in Ukraine and the Middle East; and our outlook and future results of operations, including revenue, adjusted EBITDA, and other metrics.
Such forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results or outcomes to differ materially from those expressed or implied by such forward-looking statements, including but not limited to our inability to execute on, and achieve the expected benefits from, our operational and strategic initiatives, including from our cost reduction, workforce reduction and restructuring efforts; our inability to successfully execute on our new software and services-centric strategy; the effects of the OBBB on our business and that of our customers; our inability to secure sufficient and timely inventory from our suppliers, as well as contracted quantities of equipment; our inability to meet contracted customer demand; supply chain interruptions and manufacturing or delivery delays; disruptions in sales, production, service or other business activities; general macroeconomic and business conditions in key regions of the world, including inflationary pressures, general economic slowdown or a recession, high interest rates, changes in monetary policy, changes in trade policies, including tariffs or other trade restrictions or the threat of such actions, government shutdowns and instability in financial institutions; the direct and indirect effects of widespread health emergencies on our workforce, operations, financial results and cash flows; geopolitical instability, such as the wars in Ukraine and the Middle East; the results of operations and financial condition of our customers and suppliers; pricing pressures; severe weather and seasonal factors; our inability to continue to grow and manage our growth effectively; our inability to attract and retain qualified employees and key personnel; our inability to comply with, and the effect on our business of, evolving legal standards and regulations, including those concerning data protection, consumer privacy, sustainability, and evolving labor standards; risks relating to the development and performance of our software-enabled services; our inability to retain or upgrade current customers, further penetrate existing markets or expand into new markets; the risk that our business, financial condition and results of operations may be adversely affected by other political, economic, business and competitive factors; and other risks and uncertainties discussed in Part II. Item 1A. “Risk Factors” in this Report, in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and in our other filings with the SEC. If one or more of these or other risks or uncertainties materialize (or the consequences of any such development changes), or should our underlying assumptions prove incorrect, our actual results or outcomes, or the timing of these results or outcomes, may vary materially from those reflected in our forward-looking statements. Forward-looking statements and other statements in this Report regarding our environmental, social, and other sustainability plans and goals are not an indication that these statements are necessarily material to the Company, investors or other stakeholders or required to be disclosed in our filings under U.S. securities laws or any other laws or requirements applicable to the Company. In addition, historical, current, and forward-looking environmental, social, and sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. Forward-looking statements in this Report are made as of the date of such Report, and the Company disclaims any intention or obligation to update publicly or revise such forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.
You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q. This discussion and analysis should also be read together with our audited consolidated financial statements and related notes, as well as the section entitled “Management’s Discussion and Analysis of Financial Condition and Results or Operations” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. You should carefully read the sections entitled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” herein to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.

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
Our PowerTrack Software for solar monitoring and analytics enables the standardization of energy portfolios on one hardware agnostic application. We offer commercial and industrial- and utility-scale edge hardware solutions, which are original equipment manufacturer (“OEM”)-agnostic devices that are used to connect customers’ solar and storage assets to our software applications in a unified view. We offer project services to our PowerTrack customers to assist with designing and commissioning of solutions. We offer Managed Services, which are full lifecycle, storage services covering the design, procurement, commissioning, operation and optimization of energy storage and hybrid systems, enabled by our PowerTrack Optimizer software, to our customers. We also offer a comprehensive suite of Professional Services to support solar and storage projects through every stage of the project lifecycle, providing our customers with the expertise needed to navigate the complexity and scale of clean energy portfolios. We serve project developers, asset owners, engineering, procurement and construction firms (“EPCs”) and distributors.
Since our inception in 2009, we have engaged in developing and marketing AI-enabled software and services, raising capital, recruiting personnel, and growing our annual recurring revenue. Over the last 15 years, we have been an industry leader in clean energy software and solutions.
Each year since our inception, we have incurred net operating losses. We have financed our operations primarily through cash flows from customers and the issuance of convertible senior notes.
Our total revenue decreased from $32.5 million for the three months ended March 31, 2025 to $29.0 million for the three months ended March 31, 2026. For the three months ended March 31, 2026 and 2025, we incurred a net loss of $18.9 million and $25.0 million, respectively. As of March 31, 2026, we had an accumulated deficit of $1,507.7 million.
Key Factors, Trends and Uncertainties Affecting our Business
We believe that our performance and future success depend on several factors, some of which present significant opportunities for us, and some of which pose risks and challenges, including but not limited to:
Our Strategy
In 2024, we announced a new business strategy that reflects a renewed focus on developing and marketing our AI-enabled software, edge and services offerings. This transition has entailed significant operational changes during calendar years 2024 and 2025, including reduction of what had historically been the source of most of our revenue (battery resales), adjustments to the way we develop and market our products and services, and realignment of our business processes. These changes have resulted in reduced revenue, increased restructuring-related costs, reduced operating expenses, and short-term disruptions in our operations, which may negatively affect our ability to effectively scale our software and services offerings and achieve our financial and operational targets. Failure to achieve the anticipated benefits of our strategy may have a material adverse effect on our business, financial condition, and results of operations. See “Our strategy may not achieve anticipated benefits.” in Part I. Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for additional information about some risks related to our strategy.
Cash Reserves
The execution of our business strategy has required, and is expected to continue to require, investment in our software, our employees and infrastructure. As of March 31, 2026, we had cash and cash equivalents of $36.6 million, while our operating expenses for the three months ended March 31, 2026 were $25.1 million. If our cash flow from operations does not improve as expected, or if we are unable to secure additional sources of capital if or when the need arises, we may be constrained in our ability to make the investments required to continue execution of our new strategy.

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

Non-GAAP Financial Measures
In addition to financial results determined in accordance with U.S. generally accepted accounting principles (“GAAP”), we use adjusted EBITDA and non-GAAP gross profit and margin, which are non-GAAP financial measures, for financial and operational decision making and as a means to evaluate our operating performance and prospects, develop internal budgets and financial goals, and to facilitate period-to-period comparisons. Our management believes that these non-GAAP financial measures provide meaningful supplemental information regarding our performance by excluding certain expenses and expenditures that may not be indicative of our operating performance, such as stock-based compensation and other non-cash charges, as well as discrete cash charges that are infrequent in nature. We believe that both management and investors benefit from referring to these non-GAAP financial measures in assessing our performance and when planning, forecasting, and analyzing future periods. These non-GAAP financial measures also facilitate management’s internal comparisons to our historical performance as well as comparisons to our competitors’ operating results. We believe these non-GAAP financial measures are useful to investors because they both (1) allow for greater transparency with respect to key metrics used by management in its financial and operational decision making and (2) are used by our institutional investors and the analyst community to help them analyze the health of our business. Adjusted EBITDA and non-GAAP gross profit and margin should be considered in addition to, not as a substitute for, or superior to, other measures of financial performance prepared in accordance with GAAP.
Non-GAAP Gross Profit and Margin
We define non-GAAP gross profit as gross profit excluding amortization of capitalized software, and impairments related to decommissioning of end-of-life systems. We define non-GAAP gross margin as non-GAAP gross profit as a percentage of revenue.

The following table provides a reconciliation of GAAP gross profit and margin to non-GAAP gross profit and margin (in millions, except for percentages):

	Three Months Ended March 31,
	2026	2025
Revenue	$29.0	$32.5
Cost of revenue	(18.1)	(22.0)
GAAP gross profit	10.9	10.5
GAAP gross margin (%)	38%	32%

Adjustments to Gross Margin:
Amortization of capitalized software & developed technology	4.3	4.3
Non-GAAP gross profit	$15.2	$14.8
Non-GAAP gross margin (%)	52%	46%
Adjusted EBITDA
As discussed above, we believe that adjusted EBITDA is useful for investors to use in comparing our financial performance with the performance of other companies. Nonetheless, the expenses and other items that we exclude in our calculation of adjusted EBITDA may differ from the expenses and other items, if any, that other companies may exclude when calculating adjusted EBITDA.
We calculate adjusted EBITDA as net loss attributable to us before depreciation and amortization, including amortization of internally developed software, interest expense, further adjusted to exclude stock-based compensation and other income and expense items, including change in fair value of warrant liability, impairment of assets held for sale and income tax provision or benefit.
The following table provides a reconciliation of adjusted EBITDA to net loss (in thousands):

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net loss	$(18,925)	$(25,000)
Adjusted to exclude the following:
Depreciation and amortization (1)	10,518	11,695
Interest expense	7,359	4,290
Stock-based compensation	2,047	4,317
Change in fair value of warrant liability	(2,411)	—
Impairment of assets held for sale	3,315	—
Provision for income taxes	112	58
Other (income) expenses	(15)	13
Adjusted EBITDA	$2,000	$(4,627)
(1) Depreciation and amortization includes depreciation and amortization expense, impairment loss of energy storage systems, and impairment loss of project assets.

Financial Results and Key Metrics
The following table presents our financial results and our key metrics (in millions, except for percentages and unless otherwise noted):

	Three Months Ended March 31,
	2026	2025
Key Financial Metrics
Revenue	$29.0	$32.5
GAAP gross profit	$10.9	$10.5
GAAP gross margin (%)	38%	32%
Non-GAAP gross profit	$15.2	$14.8
Non-GAAP gross margin (%)	52%	46%
Net loss	$(18.9)	$(25.0)
Adjusted EBITDA	$2.0	$(4.6)

Key Operating Metrics
Bookings (1)	$26.5	$34.5
Contracted backlog* (2)	$23.0	$25.3
CARR* (3)	$67.2	$69.0
ARR* (4)	$61.2	$56.9
Solar operating AUM (in GW)* (5)	37.5	32.4
Storage operating AUM (in GWh)* (6)	1.7	1.6
* at period end
(1) Represents the total value of executed purchase orders. The definition of Bookings is discussed in more detail below under the heading “Bookings.”
(2) Represents the total value of hardware and non-recurring services bookings with executed purchase orders in dollars, as of a specific date.
(3) Contracted Annual Recurring Revenue (“CARR”): The annualized value from Stem customer subscription contracts with executed purchase orders signed in the period for systems that are not yet operating and all operating Stem customer subscription contracts, including PowerTrack software, storage software & recurring managed services, and some recurring professional services contracts.

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
Gross Profit
Our gross profit is subject to fluctuation from quarter to quarter. Gross profit, calculated as revenue less costs of revenue, has been, and will continue to be, affected by various factors, including fluctuations in the amount and mix of revenue and the amount and timing of investments to expand our customer base. Over the long term, we hope to increase both our gross profit in absolute dollars and gross margin as a percentage of revenue through enhanced operational efficiency and economies of scale.
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
Impairment of Assets Held for Sale
Impairment of assets held for sale represents impairment charges as a result of the carrying amount being greater than the fair value of the assets held for sale.

Other Expense, Net
Interest Expense
Interest expense consists primarily of interest on our convertible senior notes, and financing obligations and accretion on our asset retirement obligations.
Change in Fair Value of Warrant Liability
Change in fair value of warrant liability is related to the revaluation at each reporting date of our private placement warrants issued in connection with our senior secured notes.
Other Income, Net
Other income, net consists primarily of income from interest, equity investments and foreign exchange gains or losses.

Results of Operations for the Three Months Ended March 31, 2026 and 2025

	Three Months Ended March 31,		$ Change	% Change
	2026	2025
	(in thousands, except percentages)
Revenue
Services and other revenue	$18,674	$17,721	$953	5%
Hardware revenue	10,326	14,791	(4,465)	(30)%
Total revenue	29,000	32,512	(3,512)	(11)%
Cost of revenue
Cost of services and other	11,944	11,413	531	5%
Cost of hardware	6,197	10,561	(4,364)	(41)%
Total cost of revenue	18,141	21,974	(3,833)	(17)%
Gross profit	10,859	10,538	321	3%
Operating expenses:
Sales and marketing	6,517	6,792	(275)	(4)%
Research and development	6,575	11,328	(4,753)	(42)%
General and administrative	8,666	13,566	(4,900)	(36)%
Impairment of assets held for sale	3,315	—	3,315	*
Total operating expenses	25,073	31,686	(6,613)	(21)%
Loss from operations	(14,214)	(21,148)	6,934	33%
Other expense, net:
Interest expense	(7,359)	(4,290)	(3,069)	72%
Change in fair value of warrant liability	2,411	—	2,411	*
Other income, net	349	496	(147)	(30)%
Total other expense, net	(4,599)	(3,794)	(805)	(21)%
Loss before provision for income taxes	(18,813)	(24,942)	6,129	25%
Provision for income taxes	(112)	(58)	(54)	(93)%
Net loss	$(18,925)	$(25,000)	$6,075	24%
*Percentage is not meaningful
Revenue
Revenue decreased by $3.5 million, or 11%, for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The decrease was primarily driven by a $4.5 million decrease in hardware revenue that is primarily the result of a decrease in battery hardware resales being offset by increased edge hardware and service offerings as the Company continues to strategically de-emphasize battery hardware resales and pursue more selective opportunities. Service and other revenue also increased $1.0 million, primarily due to an increase in solar services subscriptions from existing and new customers.
Cost of Revenue
Cost of revenue decreased by $3.8 million, or 17%, for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The decrease was primarily driven by a decrease in cost of hardware revenue of $4.4 million primarily due to a reduction in low margin battery hardware resales as the company continues to strategically de-emphasize this business line and pursue more selective opportunities. This decrease was partially offset by an increase in cost of services and other revenue of $0.5 million primarily due to higher cloud infrastructure costs to support our growing PowerTrack software platform.

Operating Expenses
Sales and Marketing
Sales and marketing expense decreased by $0.3 million, or 4%, for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The decrease was driven by a decrease of $0.3 million in personnel related expenses due to a decrease in headcount.
Research and Development
Research and development expense decreased by $4.8 million, or 42%, for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The decrease was primarily due to a decrease of $3.7 million in personnel related expenses as a result of lower headcount, and a decrease of $1.1 million in professional services and other expenses.
General and Administrative
General and administrative expense decreased by $4.9 million, or 36%, for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The decrease was primarily driven by a decrease of $2.3 million in personnel related expenses driven by a decrease in headcount, a decrease of $1.5 million in office-related and other expenses, and a decrease of $1.1 million in professional services, resulting from decreases in advisory services.
Impairment of Assets Held for Sale
During the three months ended March 31, 2026, we recorded impairment of $3.3 million on assets held for sale as the carrying amount of the assets held for sale exceeded its fair value.
Other Expense, Net
Interest Expense, Net
Interest expense, net increased by $3.1 million, or 72%, for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The increase was primarily driven by an increase of $3.4 million in interest on notes, partially offset by a decrease of $0.3 million in interest on financing obligations.
Change in Fair Value of Warrant Liability
During the three months ended March 31, 2026, we recorded a gain on remeasurement of $2.4 million relating to our private placement warrants issued in June 2025.
Other Income, Net
Other income, net decreased by $0.1 million, or 30%, for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025 primarily due to a $0.3 million decrease in interest income from short-term investments, partially offset by a $0.1 million increase in income from equity investments and a $0.1 million increase in other income.
Provision for Income Taxes
During the three months ended March 31, 2026, we recorded a provision for income taxes of $0.1 million primarily as a result of foreign and state income tax expense. During the three months ended March 31, 2025, we recorded a $0.1 million provision for income taxes primarily as a result of foreign income tax expense.
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
As of March 31, 2026, our principal sources of liquidity were cash and cash equivalents of $36.6 million, which were held for working capital purposes and for investment growth opportunities. As of March 31, 2026, our working capital (deficit), which we define as current assets less current liabilities, was a deficit of $16.0 million. We believe that our cash position is sufficient to meet our capital and liquidity requirements for at least the next 12 months.

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
To the extent that current and anticipated future sources of liquidity are insufficient to fund our cash requirements and future business activities, we may be required to obtain additional equity or debt financing, which may not be available on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies, or pay our interest expense associated with our debt issuances, this could reduce our ability to compete successfully, which would harm our business operations and financial condition.
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
Financing Obligations
We have entered into arrangements wherein we finance the cost of energy storage systems via special purpose entities (“SPEs”) we establish with outside investors. These SPEs are not consolidated into our financial statements, but are accounted for as equity method investments. The investors provide us upfront payments through the SPEs. Under these arrangements, the payment by the SPEs to us is accounted for as a borrowing by recording the proceeds received as a financing obligation. The financing obligation is repaid with the future customer payments and incentives received. A portion of the amounts paid to the SPE is allocated to interest expense using the effective interest rate method. Furthermore, we continue to account for the revenues from customer arrangements and incentives and all associated costs despite such systems being legally sold to the SPEs due to our significant continuing involvement in the operations of the energy storage systems. The total financing obligation as of March 31, 2026 was $39.9 million, of which $13.2 million was classified as a current liability.
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
The transaction included an exchange of approximately (i) $228.8 million principal amount of the 2028 Convertible Notes and (ii) $121.3 million principal amount of the 2030 Convertible Notes, less amounts in lieu of fractional notes, for the 2030 Senior Secured Notes, warrants to purchase 439,919 shares of common stock (the “2030 Private Placement Warrants”), (iii) $10.0 million of cash proceeds, and accrued and unpaid interest on the exchanged 2028 Convertible Notes and 2030 Convertible Notes. The exchange resulted in a $220.0 million gain on debt extinguishment recorded within other income (expenses), net in the unaudited condensed consolidated statements of operations. The gain on debt extinguishment represented the proportional carrying value of the exchanged 2028 Convertible Notes and 2030 Convertible Notes, which in aggregate was

$343.9 million, reduced by the collective fair value of the 2030 Senior Secured Notes of $132.0 million and the fair value of the 2030 Private Placement Warrants of $2.7 million, offset by cash received. The fair value of the 2030 Senior Secured Notes was estimated using a Black Derman-Toy lattice model with a yield of approximately 14.6%, synthetic credit rating for the Company, volatility of 32%, and the risk free rate of 3.79% for the expected term associated with the 2030 secured notes. The fair value of the 2030 Private Placement Warrants was estimated using the Black-Scholes-Merton model based on the Company’s closing strike price on the date of extinguishment of $6.23, volatility of 121.60%, and the risk free rate of 3.79% for the expected term associated with the 2030 secured notes. The Company accrued $5.2 million in debt issuance costs primarily consisting of financial advisory, legal, and accounting fees. See 2028 Convertible Notes and 2030 Convertible Notes above for further details on the impacts of the debt extinguishment.
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
At-the Market Program
On March 6, 2026, the Company entered into an open market sales agreement with Jeffries LLC (the “Agent”), as sales agent and/or principal, providing for an “at-the-market” equity offering program (the “ATM Program”) pursuant to which the Company may issue and sell from time to time shares of its common stock, par value $0.0001 per share, having an aggregate offering price of up to $30.0 million (the “Shares”) to or through the Agent in ordinary brokers’ transactions on the NYSE or otherwise, at market prices prevailing at the time of sale, in block transactions, in negotiated transactions, in any matter permitted by applicable law or as otherwise agreed with the Agent. We intend to use any net proceeds received from the sale of the shares for general corporate purposes, including working capital. As of March 31, 2026, no shares have been issued under the ATM Program.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash (used in) provided by operating activities	$(8,317)	$8,536
Net cash used in investing activities	(1,346)	(3,590)
Net cash used in financing activities	(2,805)	(2,819)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	139	158
Net (decrease) increase in cash, cash equivalents and restricted cash	$(12,329)	$2,285
Operating Activities
During the three months ended March 31, 2026, net cash used in operating activities was $8.3 million, primarily due to our net loss of $18.9 million, adjusted for non-cash items of $14.5 million and net cash outflow of $3.9 million from changes in operating assets and liabilities. Non-cash items primarily consisted of depreciation and amortization of $10.5 million, non-cash interest expense of $0.4 million related to debt issuance costs, stock-based compensation expense of $2.0 million, non-cash lease expense of $0.6 million, impairment of assets held for sale of $3.3 million, and other non-cash items of $0.1 million, partially offset by a change in fair value of warrant liability of $2.4 million. The net cash outflow from changes in operating assets and liabilities was primarily driven by an increase in inventory of $1.1 million, an increase in contract origination costs of $0.2 million, a decrease in accounts payable of $3.3 million, a decrease in accrued expenses and other liabilities of $0.6 million, a decrease in deferred revenue of $3.1 million, and a decrease in lease liabilities of $0.8 million, partially offset by a decrease in accounts receivable of $5.0 million, and a decrease in other assets of $0.2 million.
During the three months ended March 31, 2025, net cash provided by operating activities was $8.5 million, primarily due to our net loss of $25.0 million, adjusted for non-cash items of $17.2 million and net cash inflow of $16.4 million from changes in operating assets and liabilities. Non-cash items primarily consisted of depreciation and amortization of $11.0 million, non-cash interest expense of $0.3 million related to debt issuance costs, stock-based compensation expense of $4.3 million, non-

cash lease expense of $0.7 million, provision for accounts receivable allowance of $0.1 million, and other non-cash items of $0.8 million. The net cash inflow from changes in operating assets and liabilities was primarily driven by a decrease in accounts receivable of $24.4 million, a decrease in inventory of $2.1 million, a decrease in other assets of $2.0 million, an increase in accrued expenses and other liabilities of $3.9 million, partially offset by an increase in contract origination costs of $0.3 million, an increase in project assets of $1.5 million, a decrease in accounts payable of $10.5 million, a decrease in deferred revenue of $3.0 million, and a decrease in lease liabilities of $0.5 million.
Investing Activities
During the three months ended March 31, 2026, net cash used in investing activities was $1.3 million, and consisted of $1.3 million in capital expenditures related to internally-developed software.
During the three months ended March 31, 2025, net cash used in investing activities was $3.6 million, and consisted of $3.6 million in capital expenditures related to internally-developed software.
Financing Activities
During the three months ended March 31, 2026, net cash used in financing activities was $2.8 million, and consisted of the repayment of financing obligations of $2.8 million.
During the three months ended March 31, 2025, net cash used in financing activities was $2.8 million, and consisted of the repayment of financing obligations of $2.8 million.
Contractual Obligations and Commitments
As of March 31, 2026, except as discussed in Note 13 — Commitments and Contingencies, there have been no material changes to our contractual obligations described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Off-Balance Sheet Arrangements
We are not a party to any off-balance sheet arrangements, including guarantee contracts, retained or contingent interests, or unconsolidated VIEs that either have, or would reasonably be expected to have, a current or future material adverse effect on our unaudited condensed consolidated financial statements.
Critical Accounting Policies and Estimates
A summary of our critical accounting policies and estimates is presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and there have been no material changes to our critical accounting estimates during the three months ended March 31, 2026.
Recent Accounting Pronouncements
As of March 31, 2026, except as discussed in Note 2 — Summary of Significant Accounting Policies, there have been no material changes to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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
Based on management’s evaluation (under the supervision and with the participation of our CEO and our CFO) of the effectiveness of the design and operation of our Disclosure Controls as of March 31, 2026, our CEO and CFO have concluded that our Disclosure Controls were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the first quarter of 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Part 1, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(c) Trading Plans. During the three months ended March 31, 2026, no Section 16 officer or director of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K promulgated under the Exchange Act).

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
*Filed herewith
**Furnished herewith
† Management or compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on May 6, 2026.

STEM, INC.

By:	/s/ Brian Musfeldt
Brian Musfeldt
Chief Financial Officer
(Principal Financial Officer)