Form 10-Q
period 2026-06-30
STEM, INC.
filed 2026-08-13
CIK 1758766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————————————
FORM 10-Q
—————————————————

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Outstanding as of August 5, 2026
Common Stock, $0.0001 par value per share	9,626,744

STEM, INC.
Quarterly Report on Form 10-Q
For the Period Ended June 30, 2026

Part I - Financial Information
ITEM 1. FINANCIAL STATEMENTS
STEM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025

ASSETS
Current assets:
Cash and cash equivalents (VIE: $337 and $560 as of June 30, 2026 and December 31, 2025, respectively)	$38,415	$48,915
Accounts receivable, net of allowances of $2,717 and $3,893 as of June 30, 2026 and December 31, 2025, respectively (VIE: $1,633 and $3,820 as of June 30, 2026 and December 31, 2025, respectively)	33,222	38,353
Inventory	6,122	4,587
Assets held for sale	1,229	—
Other current assets (VIE: $300 and $0 as of June 30, 2026 and December 31, 2025, respectively)	10,339	8,236
Total current assets	89,327	100,091
Energy storage systems, net	33,990	43,925
Contract origination costs, net	6,121	7,466
Goodwill	2,463	—
Intangible assets, net	113,045	123,028
Operating lease right-of-use assets	10,598	9,571
Other noncurrent assets	24,229	24,806
Total assets	$279,773	$308,887
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable (VIE: $157 and $440 as of June 30, 2026 and December 31, 2025, respectively)	$14,468	$10,310
Accrued liabilities	21,796	26,875
Accrued payroll	5,552	9,131
Financing obligation, current portion	13,151	13,792
Deferred revenue, current portion	44,381	43,625
Other current liabilities	8,168	6,832
Total current liabilities	107,516	110,565
Deferred revenue, noncurrent	81,634	85,251
Asset retirement obligation	4,385	4,349
Convertible notes, noncurrent	184,007	183,594
Senior secured notes, noncurrent	135,212	128,796
Financing obligation, noncurrent	24,010	29,590
Warrant liability	2,207	5,121
Lease liabilities, noncurrent	10,070	9,860
Other liabilities	729	820
Total liabilities	549,770	557,946
Commitments and contingencies (Note 15)
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized as of June 30, 2026 and December 31, 2025; zero shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 250,000,000 shares authorized as of June 30, 2026 and December 31, 2025, respectively; 9,607,873 and 8,489,540 issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	1	1
Additional paid-in capital	1,252,624	1,239,263
Accumulated other comprehensive (loss) income	(141)	41
Accumulated deficit	(1,522,055)	(1,488,747)
Total Stem stockholders’ deficit	(269,571)	(249,442)
Non-controlling interests	(426)	383
Total stockholders’ deficit	(269,997)	(249,059)
Total liabilities and stockholders’ deficit	$279,773	$308,887
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STEM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue
Services and other revenue	$18,618	$20,852	$37,292	$38,573
Hardware revenue	15,036	17,522	25,362	32,313
Total revenue	33,654	38,374	62,654	70,886
Cost of revenue
Cost of services and other	11,559	14,262	23,503	25,675
Cost of hardware	8,208	11,312	14,405	21,873
Total cost of revenue	19,767	25,574	37,908	47,548
Gross profit	13,887	12,800	24,746	23,338
Operating expenses:
Sales and marketing	7,437	7,250	13,954	14,042
Research and development	6,459	9,993	13,034	21,321
General and administrative	8,207	8,900	16,873	22,466
(Remeasurement of) impairment of assets held for sale	(545)	—	2,770	—
Total operating expenses	21,558	26,143	46,631	57,829
Loss from operations	(7,671)	(13,343)	(21,885)	(34,491)
Other (expense) income, net:
Interest expense	(7,510)	(4,072)	(14,869)	(8,362)
Gain on extinguishment of debt	—	220,047	—	220,047
Change in fair value of warrant liability	503	—	2,914	—
Other income, net	308	374	657	870
Total other (expense) income, net	(6,699)	216,349	(11,298)	212,555
(Loss) income before provision for income taxes	(14,370)	203,006	(33,183)	178,064
Provision for income taxes	(13)	(475)	(125)	(533)
Net (loss) income	$(14,383)	$202,531	$(33,308)	$177,531

Net (loss) income per share attributable to common stockholders, basic	$(1.58)	$24.31	$(3.78)	$21.48
Net loss per share attributable to common stockholders, diluted	$(1.58)	$(1.79)	$(3.78)	$(4.54)

Numerator used to compute net (loss) income per share:
Net (loss) income attributable to Stem common stockholders, basic	$(14,383)	$202,531	$(33,308)	$177,531
Net loss attributable to Stem common stockholders, diluted (Note 12)	$(14,383)	$(15,160)	$(33,308)	$(38,205)

Weighted-average shares used in computing net (loss) income per share to common stockholders, basic	9,110,452	8,330,679	8,815,386	8,263,378
Weighted-average shares used in computing net loss per share to common stockholders, diluted	9,110,452	8,481,799	8,815,386	8,414,498
The accompanying notes are an integral part of these condensed consolidated financial statements.

STEM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net (loss) income	$(14,383)	$202,531	$(33,308)	$177,531
Other comprehensive (loss) income:
Foreign currency translation adjustments	(320)	82	(182)	272
Total other comprehensive (loss) income	$(14,703)	$202,613	$(33,490)	$177,803
The accompanying notes are an integral part of these condensed consolidated financial statements.

STEM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(UNAUDITED)
(in thousands, except share amounts)

	Equity Attributable to Stem, Inc.
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-controlling Interests	Total Stockholders’ Deficit
	Shares	Amount
Balance as of January 1, 2026	8,489,540	$1	$1,239,263	$41	$(1,488,747)	$383	$(249,059)
Issuance of common stock upon release of restricted stock units	78,211	—	—	—	—	—	—
Stock-based compensation	—	—	1,965	—	—	—	1,965
Foreign currency translation adjustments	—	—	—	138	—	—	138
Net loss	—	—	—	—	(18,925)	—	(18,925)
Balance as of March 31, 2026	8,567,751	$1	$1,241,228	$179	$(1,507,672)	$383	$(265,881)
Common stock issued upon business combination (Note 5)	389,569	—	4,305	—	—	—	4,305
Stock option exercises, net of statutory tax withholdings	116	—	—	—	—	—	—
Issuance of common stock upon release of restricted stock units	55,134	—	—	—	—	—	—
Issuance of common stock under at-the-market program, net (Note 10)	595,303	—	5,631	—	—	—	5,631
Stock-based compensation	—	—	1,460	—	—	—	1,460
Foreign currency translation adjustments	—	—	—	(320)	—	—	(320)
Distributions to non-controlling interests	—	—	—	—	—	(809)	(809)
Net loss	—	—	—	—	(14,383)	—	(14,383)
Balance as of June 30, 2026	9,607,873	$1	$1,252,624	$(141)	$(1,522,055)	$(426)	$(269,997)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non-controlling Interests	Total Stockholders’ Deficit
	Shares	Amount
Balance as of January 1, 2025	8,139,884	$16	$1,228,042	$76	$(1,626,508)	$541	$(397,833)
Issuance of common stock upon release of restricted stock units	177,708	1	—	—	—	—	1
Stock-based compensation	—	—	5,718	—	—	—	5,718
Foreign currency translation adjustments	—	—	—	190	—	—	190
Net loss	—	—	—	—	(25,000)	—	(25,000)
Balance as of March 31, 2025	8,317,592	17	1,233,760	266	(1,651,508)	541	(416,924)
Issuance of common stock upon release of restricted stock units	41,050	—	—	—	—	—	—
Stock-based compensation	—	—	795	—	—	—	795
Foreign currency translation adjustments	—	—	—	82	—	—	82
Adjustment due to reverse stock split (Note 2)	(90)	(16)	16	—	—	—	—
Contributions from non-controlling interests	—	—	—	—	—	37	37
Net income	—	—	—	—	202,531	—	202,531
Balance as of June 30, 2025	8,358,552	$1	$1,234,571	$348	$(1,448,977)	$578	$(213,479)
The accompanying notes are an integral part of these condensed consolidated financial statements.

STEM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2026	2025
OPERATING ACTIVITIES
Net (loss) income	$(33,308)	$177,531
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization expense	21,918	22,242
Non-cash interest expense, including interest expenses associated with debt issuance costs	737	210
Stock-based compensation	3,501	5,712
Change in fair value of warrant liability	(2,914)	—
Non-cash lease expense	1,319	1,362
Accretion of asset retirement obligations	123	119
Impairment loss of energy storage systems	103	1,413
Gain on disposal and abandonment of property, plant and equipment	(112)	—
Impairment loss of project assets	4	966
Impairment of assets held for sale, net	2,770	—
Provision for credit losses on accounts receivable	17	1,547
Gain on extinguishment of debt	—	(220,047)
Other	(16)	53
Changes in operating assets and liabilities:
Accounts receivable	5,114	14,772
Inventory	(1,535)	6,321
Other assets	(1,397)	1,715
Contract origination costs, net	(547)	(573)
Project assets	(4)	(2,202)
Accounts payable	4,083	(18,727)
Accrued expenses and other liabilities	(3,339)	(1,174)
Deferred revenue	(2,861)	(2,793)
Lease liabilities	(1,631)	(1,189)
Net cash used in operating activities	(7,975)	(12,742)
INVESTING ACTIVITIES
Capital expenditures on internally-developed software	(2,555)	(4,626)
Purchase of property and equipment	—	(48)
Net cash used in investing activities	(2,555)	(4,674)
FINANCING ACTIVITIES
Proceeds from issuances of common stock under at-the-market program, net	5,631	—
Repayment of financing obligations	(4,701)	(8,355)
Proceeds from issuance of senior secured notes	—	10,000
(Distributions to) contributions from non-controlling interests, net	(809)	37
Net cash provided by financing activities	121	1,682
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(91)	225
Net decrease in cash, cash equivalents and restricted cash	(10,500)	(15,509)
Cash, cash equivalents and restricted cash, beginning of year	50,701	58,085
Cash, cash equivalents and restricted cash, end of period	$40,201	$42,576

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$18,395	$9,440

RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH WITHIN THE UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS TO THE AMOUNTS SHOWN IN THE STATEMENTS OF CASH FLOWS ABOVE:
Cash and cash equivalents	$38,415	$40,790
Restricted cash included in other noncurrent assets	1,786	1,786
Total cash, cash equivalents, and restricted cash	$40,201	$42,576
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
Liquidity
As of June 30, 2026, we had cash and cash equivalents of $38.4 million, an accumulated deficit of $1,522.1 million, and negative working capital, which we define as current assets less current liabilities, of $18.2 million. During the six months ended June 30, 2026, we incurred a net loss of $33.3 million and had negative cash flows from operating activities of $8.0 million. As of June 30, 2026, our principal sources of liquidity were cash and cash equivalents totaling $38.4 million, which were held for working capital purposes and for investment growth opportunities. To the extent that current and anticipated future sources of liquidity are insufficient to fund our cash requirements and future business activities, we may be required to seek additional equity or debt financing. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, or pay our interest expense associated with our debt issuances, we may not be able to compete successfully, which would harm our business, operations, and financial condition. At June 30, 2026, we believe that our cash position is sufficient to meet our capital and liquidity requirements for at least the next 12 months.
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
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X, assuming the Company will continue as a going concern. Accordingly, the consolidated balance sheet at December 31, 2025 has been derived from the audited financial statements at that date, but certain notes or other information that are normally required by GAAP have been omitted if they substantially duplicate the disclosures contained in the Company’s annual audited consolidated financial statements. In the opinion of the Company’s management, all normal and recurring adjustments considered necessary for a fair statement of the results for the interim period presented have been included in the accompanying unaudited condensed consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2025. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or for any other future interim period or year.

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
Beginning in January 2022, the Company entered into strategic joint ventures (“DevCo JVs”) with unrelated third parties, through indirect wholly-owned development subsidiaries of the Company, with the purpose of originating potential battery storage facility projects in specific locations and conducting early-stage planning and development activities. The Company determined that the DevCo JVs are VIEs, as they lack sufficient equity to finance their activities without additional financial support. The Company determined that it has both (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (2) the obligation to absorb losses or receive benefits from the VIE that could potentially be significant. Accordingly, the Company has determined that it is the primary beneficiary of the DevCo JVs, and as a result, the DevCo JVs’ operating results, assets and liabilities are consolidated by the Company, with third party minority owners’ share presented as noncontrolling interest. The Company applied the hypothetical liquidation at book value method in allocating recorded net income (loss) to each owner based on the change in the reporting period, of the amount of net assets of the entity to which each owner would be entitled to under the governing contracts in a liquidation scenario.

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table summarizes the carrying values of the assets and liabilities of the DevCo JVs that were consolidated by the Company as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$337	$560
Account receivable	1,633	3,820
Other current assets	300	—
Total assets	2,270	4,380
Liabilities
Accounts payable	157	440
Total liabilities	$157	$440
We are not making further investments in these DevCo JVs, and as of December 31, 2025 we have sold, or written off, all project assets associated with the DevCo JVs. The net loss from the DevCo JVs was immaterial during the three and six months ended June 30, 2026 and 2025.
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
Segment Information
Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is the CODM. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, management has determined that the Company operates as one operating segment that is focused exclusively on innovative technology services that transform the way energy is distributed and consumed. Net assets outside of the U.S. were less than 10% of total net assets as of June 30, 2026 and December 31, 2025.
Accounts Receivable, Net
Accounts Receivable are stated at amounts estimated by management to be equal to their net realizable values. Accounts receivable also includes unbilled accounts receivable, which is composed of milestone development activities of noncancellable purchase orders and monthly energy optimization services provided and recognized but not yet invoiced as of the end of the reporting period. The allowance for credit losses is the Company's best estimate of the amount of expected credit losses. The expectation of collectability is based on the Company's review of credit profiles of customers, contractual terms and conditions, current economic trends, and historical payment experience. If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectability of those balances and an allowance is recorded accordingly. The total allowance for credit losses balance was $2.7 million and $6.3 million, all of which is recorded against current accounts receivables as of June 30, 2026 and 2025, respectively.

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the changes in the current expected credit losses during the six months ended June 30, 2026 and 2025 (in thousands):

	June 30, 2026	June 30, 2025
Balance as of beginning of period	$3,893	$9,794
Provision for expected credit losses	17	1,547
Write-offs, recoveries and other charges against allowance	(1,190)	(5,088)
Balance as of end of period	$2,720	$6,253
The net book value of unbilled receivables, current are $2.6 million and $2.7 million as of June 30, 2026 and December 31, 2025, respectively. Unbilled receivables, current are included in accounts receivable, net. The net book value of unbilled receivables, noncurrent are $0.1 million and $0.1 million as of June 30, 2026 and December 31, 2025, respectively. Unbilled receivables, noncurrent are included in other noncurrent assets.
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
Significant Customers
A significant customer represents 10% or more of the Company’s total revenue or accounts receivable, net balance at each reporting date. For each significant customer, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable were as follows:

	Accounts Receivable		Revenue		Revenue
	June 30,	December 31,	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025	2026	2025
Customers:
Customer A	14%	17%	*	*	*	*
Customer B	*	10%	*	*	*	*
Customer C	*	*	*	14%	*	*
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
Goodwill
Goodwill amounts are not amortized, but rather tested for impairment at least annually or more often if circumstances indicate that the carrying value may not be recoverable. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. The Company has one reporting unit and as a result, goodwill has been assigned to the single reporting unit. The Company will conduct its annual impairment test of goodwill in the fourth quarter of fiscal year 2026 to determine if an adjustment to the carrying value of goodwill is required. The Company tests goodwill for impairment using a Step 1 quantitative test and compares the reporting unit’s fair value to its carrying value. An impairment is recorded for any excess carrying value above the reporting unit’s fair value, not to exceed the amount of goodwill. The Company estimates fair value of its reporting unit using a discounted cash flow model, commonly referred to as the income approach. The income approach uses a reporting unit’s projection of estimated operating results and cash flows that is discounted using a weighted-average cost of capital that reflects current market conditions appropriate to the Company’s reporting unit. The discounted cash flow model uses management’s best estimates of economic and market conditions over the projected period using the best information available, including growth rates in revenues, costs and estimates of future expected changes in operating margins

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
and cash expenditures. Other estimates and assumptions include terminal value growth rates, weighted average cost of capital and changes in future working capital requirements.
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
Financial assets and liabilities held by the Company measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 include cash and cash equivalents and restricted cash, and warrant liability.
Assets measured at fair value on a non-recurring basis as of June 30, 2026 are assets held for sale.
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
3.    REVENUE
Revenue is recognized when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. As many contracts contain multiple goods or services delivered to the customer at different times, the transaction price is allocated to each good or service based on the relative standalone selling price and revenue is recognized when or as the performance obligation is satisfied. The Company recognizes revenue through arrangements with customers, host customer arrangements, and partnership arrangements.
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
The following table provides information on the disaggregation of revenue as recorded in the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
PowerTrack software	$10,543	$9,521	$20,817	$18,375
Edge hardware	14,750	12,086	25,076	22,349
Project and professional services & other	2,182	2,330	3,901	4,146
Subtotal	27,475	23,937	49,794	44,870
Managed services	5,893	9,003	12,574	16,054
Battery hardware resale	286	5,434	286	9,962
Total revenue	$33,654	$38,374	$62,654	$70,886

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table summarizes reportable revenue by geographic regions determined based on the location of the customers (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States	$32,273	$36,437	$59,951	$66,497
Rest of the world	1,381	1,937	2,703	4,389
Total revenue	$33,654	$38,374	$62,654	$70,886
Remaining Performance Obligations

The Company’s remaining performance obligations represent the unrecognized revenue value of its contractual commitments, which include deferred revenue and amounts that will be billed and recognized as revenue in future periods. As of June 30, 2026, the Company had $366.6 million of remaining performance obligations, of which, we expect to recognize in revenue approximately 22% in the next 12 months, with the remainder recognized in revenue in periods thereafter.

Contract Balances
The following table provides information about contract assets and liabilities from contracts with customers:

			Change
	June 30, 2026	December 31, 2025	$	%
Contract assets	$2,682	$2,734	$(52)	(2)%
Contract liabilities	$126,015	$128,876	$(2,861)	(2)%
The balance of contract assets is driven by the difference in timing of when revenue is recognized from performance obligations satisfied in the current reporting period and when amounts are invoiced to the customer. The balance of contract liabilities is driven by the difference in timing between when cash is received pursuant to a contract and when the Company’s performance obligations under the contract are satisfied.
The following table presents the changes in the contract liabilities balances during the six months ended June 30, 2026 and June 30, 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025
Beginning balance	$128,876	$129,155
Upfront payments received from customers	22,545	25,412
Upfront or annual incentive payments received	124	1,006
Revenue recognized related to amounts that were included in beginning balance of deferred revenue	(23,111)	(24,744)
Revenue recognized related to deferred revenue generated during the period	(2,419)	(4,467)
Ending balance	$126,015	$126,362
4.    FAIR VALUE MEASUREMENTS
Fair value accounting is applied for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. On June 30, 2026 and December 31, 2025, the carrying amount of accounts receivable, other current assets, accounts payable, and accrued and other current liabilities approximated their estimated fair value due to their relatively short maturities.

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table provides the financial instruments measured at fair value (in thousands):

	June 30, 2026
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market fund	$11,306	$—	$—	$11,306
Total financial assets	$11,306	$—	$—	$11,306

Liabilities:
Warrant liability	$—	$—	$2,207	$2,207

	December 31, 2025
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market fund	$11,109	$—	$—	$11,109
Total financial assets	$11,109	$—	$—	$11,109

Liabilities:
Warrant liability	$—	$—	$5,121	$5,121
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
Fair Value of Convertible Promissory Notes
The convertible notes are recorded at face value less unamortized debt issuance costs (see Note 8 — Debt for additional details) on the unaudited condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025. As of June 30, 2026 and December 31, 2025, the estimated fair value of the 0.50% Green Convertible Notes due 2028 (the “2028 Convertible Notes”) was $30.7 million and $26.3 million, respectively, based on Level 2 quoted bid prices of the convertible notes in an over-the-counter market on the last trading date of the reporting period. As of June 30, 2026 and December 31, 2025, the estimated fair value of the 4.25% Green Convertible Senior Notes due 2030 (the “2030 Convertible Notes”) was $46.3 million and $42.0 million, respectively, based on Level 2 quoted bid prices of the convertible notes in an over-the-counter market on the last trading date of the reporting period.
Fair Value of 2030 Senior Secured Notes
The senior secured notes are recorded at face value less unamortized debt issuance costs (see Note 8 — Debt for additional details) on the unaudited condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025. The face value as of June 30, 2026 includes paid-in-kind interest of $4.6 million. As of June 30, 2026 and December 31, 2025, the estimated fair value of the 2030 Senior Secured Notes was $145.8 million and $140.6 million, respectively, based on a Level 3 Black Derman-Toy lattice model.
Private Warrant Liability
As discussed in Note 9 — Warrants, under a warrant agreement dated June 30, 2025, the Company issued 439,919 warrants (the “2030 Private Placement Warrants”), each of which entitled the holder to purchase one share of common stock at an exercise price of $30.00.

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Upon issuance, these warrants met the criteria for liability classification. The fair value of the 2030 Private Placement Warrants as of June 30, 2026 was determined using the Black-Scholes-Merton model. Inputs include exercise price, volatility, fair value of common stock, expected term, expected dividend rate and risk-free interest rate.
The key assumptions used for the valuation of the private warrant liability upon remeasurement were as follows:

	June 30, 2026	December 31, 2025
Volatility	118.4%	121.6%
Risk-free interest rate	4.1%	3.7%
Expected term (in years)	4.4	4.9
Dividend yield	—%	—%
The following table presents the changes in the liability for the Company’s warrants during the six months ended June 30, 2026 (in thousands):

Warrant Liability
Beginning balance	$5,121
Changes in estimated fair value	(2,914)
Ending balance	$2,207
Assets Measured at Fair Value on a Nonrecurring Basis
As of June 30, 2026, the Company measured certain assets held for sale at fair value on a nonrecurring basis. These assets, consisting of three battery energy storage system projects, were classified as held for sale and measured at the lower of carrying value or fair value less cost to sell. An impairment loss of $3.3 million was recognized during the three months ended March 31, 2026. During the three months ended June 30, 2026, the Company recognized a $0.4 million gain on the assets that no longer met held for sale criteria and a $0.1 million remeasurement adjustment to the impairment of assets held for sale. As of June 30, 2026, the carrying value of the assets is $1.2 million. See Note 7 — Energy Storage Systems, Net for additional details.
The following table provides the assets measured at fair value on a nonrecurring basis (in thousands):

	June 30, 2026
	Level 1	Level 2	Level 3	Fair Value
Assets:
Assets held for sale	$—	$—	$1,229	$1,229
The fair value measurement for these assets is classified as Level 3 in the fair value hierarchy, as it is based on estimated sales price of the assets.
The Company also periodically measures goodwill at fair value on a nonrecurring basis. We calculate the fair value used in our annual goodwill impairment analysis utilizing a discounted cash flow model and determined that the inputs used are level 3 inputs.
5. BUSINESS ACQUISITIONS
On April 22, 2026, the Company acquired 100% of the assets of raicoon GmbH (“raicoon”). raicoon is a Vienna-based software company focused on automated fault detection and event management for solar asset performance. The total

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
transaction consideration to acquire raicoon was $4.3 million, payable solely in the form of the Company’s common stock. The transaction costs associated with the asset acquisition were immaterial.
The acquisition of raicoon was accounted for as a business combination under ASC 805, Business Combinations (“ASC 805”). Pursuant to ASC 805, the purchase price was allocated to the identifiable assets acquired based on their estimated fair values at the date of acquisition. The Company recorded approximately $0.1 million for other current assets, and $1.7 million for separately identifiable intangible assets other than goodwill. The intangible assets include $1.5 million for developed technology with an estimated useful life of 5 years, and $0.2 million for customer relationships with an estimated useful life of 5 years. Developed technology represents the fair value of raicoon’s autonomous software platform that uses artificial intelligence and machine learning to manage and optimize operations and energy allocation of solar power plants and renewable energy systems using the multiple-period excess earnings method. Customer relationships represent the estimated fair values of the underlying relationships with raicoon customers measured using the loss profits method, also referred to as the “with and without method.”
The excess of the amount paid over the estimated fair values of the identifiable net assets acquired of approximately $2.5 million was allocated to goodwill, primarily attributable to the assembled workforce and expected synergies from integrating raicoon’s platform into the Company's PowerTrack product suite. Goodwill is not deductible for tax purposes.
The Company has included the financial results of the acquired company in its condensed consolidated financial statements from the date of acquisition.
Pro forma financial information is not presented because the acquisition is not significant under SEC Regulation S-X Rule 3-05, Financial Statements of Businesses Acquired or to be Acquired.
6.    GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
As of June 30, 2026, the aggregate carrying value of goodwill was $2.5 million, all attributable to the acquisition of raicoon on April 22, 2026. There were no subsequent changes in the initial carrying amount of goodwill established by the acquisition of raicoon during three months June 30, 2026. The effect of foreign currency translation was immaterial. See Note 5 — Business Acquisitions for additional details.
Goodwill is tested for impairment annually, or more often if an event or circumstance indicates that the carrying amount may not be recoverable.
Intangible Assets
Intangible assets, net, consists of the following (in thousands):

	June 30,	December 31,
	2026	2025
Developed technology	$33,986	$32,618
Trade name	11,310	11,310
Customer relationships	107,028	106,800
Internally developed software	91,492	88,886
Intangible assets	243,816	239,614
Less: Accumulated amortization	(130,750)	(116,583)
Currency translation adjustment	(21)	(3)
Total intangible assets, net	$113,045	$123,028
Accumulated amortization was approximately $21.0 million for developed technology, $7.1 million for trade name, $39.3 million for customer relationships, and $63.3 million for internally developed software as of June 30, 2026.
Amortization expense for intangible assets was $7.1 million and $7.2 million for the three months ended June 30, 2026 and 2025, respectively, and $14.2 million and $14.2 million for the six months ended June 30, 2026 and 2025, respectively.

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
7.    ENERGY STORAGE SYSTEMS, NET
Energy storage systems, net, consists of the following (in thousands):

	June 30,	December 31,
	2026	2025
Energy storage systems placed into service	$125,424	$135,042
Less: accumulated depreciation	(91,785)	(91,570)
Energy storage systems not yet placed into service	351	453
Total energy storage systems, net	$33,990	$43,925
Depreciation expense for energy storage systems was approximately $2.9 million and $3.1 million for the three months ended June 30, 2026 and 2025, respectively, and approximately $5.7 million and $6.3 million for the six months ended June 30, 2026 and 2025, respectively. Depreciation expense is recognized in cost of services and other.
Impairment expense for energy storage systems was approximately $0.1 million and $1.4 million for the three months ended June 30, 2026 and 2025, respectively, and approximately $0.1 million and $1.4 million for the six months ended June 30, 2026 and 2025, respectively. Impairment expense is recognized in cost of services and other.
On February 10, 2026, the Company, through an indirect consolidated subsidiary, Stem Finance SPV VI ULC, made the decision to sell Logan Energy Storage ULC (“Logan”), a wholly owned subsidiary. Logan owns and operates four battery energy storage system projects in Ontario, Canada. As of March 31, 2026, the Company determined that the four battery energy system projects were considered to be assets held for sale, since these assets were being marketed for sale and all the criteria to be classified as held for sale under ASC 360, Property, Plant and Equipment-Impairment or Disposal of Long-Lived Assets, had been met. Assets held for sale are measured at the lower of their carrying value or the fair value less cost to sell. During the three months ended March 31, 2026, the Company determined that the carrying value of the assets was less than the fair value and recognized an impairment of assets held for sale of approximately $3.3 million in the unaudited condensed consolidated statements of operations. As a result of the impairment, the carrying value of the assets was $1.4 million as of March 31, 2026. During three months ended June 30, 2026, the Company determined that one battery energy system project previously considered to be assets held for sale no longer met the criteria. As a result, $0.6 million was reclassified to energy storage systems, net on the condensed consolidated balance sheet as of June 30, 2026. The Company also recognized a $0.4 million gain on the assets that no longer met held for sale criteria and a $0.1 million remeasurement adjustment to the impairment of assets held for sale during the three months ended June 30, 2026. The Company expects to dispose of the remaining assets held for sale within one year.
8.    DEBT
2028 Convertible Notes and 2028 Capped Call Options
2028 Convertible Notes
On November 22, 2021, the Company issued $460.0 million aggregate principal amount of its 2028 Convertible Notes in a private placement offering to qualified institutional buyers (the “2021 Initial Purchasers”) pursuant to Rule 144A under the Securities Act of 1933.
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
Upon adoption of ASU 2020-06, the Company allocated all of the debt discount to long-term debt. The debt discount is amortized to interest expense using the effective interest method, computed to be 0.9%, over the life of the 2028 Convertible Notes or approximately its seven-year term. The outstanding 2028 Convertible Notes balances as of June 30, 2026 and December 31, 2025 are summarized in the following table (in thousands):

	June 30, 2026	December 31, 2025
Long Term Debt
Outstanding principal	$68,206	$68,206
Unamortized 2021 Initial Purchasers’ debt discount and debt issuance cost	(741)	(893)
Net carrying amount	$67,465	$67,313
The following table presents total interest expense recognized related to the 2028 Convertible Notes during the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cash interest expense
Contractual interest expense	$85	$371	$171	$743
Non-cash interest expense
Amortization of debt discount and debt issuance cost	76	328	152	655
Total interest expense	$161	$699	$323	$1,398
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

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
The outstanding 2030 Convertible Notes balances as of June 30, 2026 and December 31, 2025 are summarized in the following table (in thousands):

	June 30, 2026	December 31, 2025
Long Term Debt
Outstanding principal	$118,690	$118,690
Unamortized 2023 Initial Purchasers’ debt discount and debt issuance cost	(2,148)	(2,410)
Net carrying amount	$116,542	$116,280

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The debt discount and debt issuance costs are amortized to interest expense using the effective interest method, computed to be 4.70%, over the life of the 2030 Convertible Notes or its approximately seven-year term.
The following table presents total interest expense recognized related to the 2030 Convertible Notes during the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cash interest expense
Contractual interest expense	$1,261	$2,550	$2,522	$5,100
Non-cash interest expense
Amortization of debt discount and debt issuance cost	132	256	262	509
Total interest expense	$1,393	$2,806	$2,784	$5,609
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

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
The outstanding 2030 Senior Secured Notes balances as of June 30, 2026 are summarized in the following table (in thousands):

	June 30, 2026	December 31, 2025
Long Term Debt
Outstanding principal	$160,000	$155,427
Unamortized debt discount and debt issuance cost	(24,788)	(26,631)
Net carrying amount	$135,212	$128,796
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
The following table presents total interest expense recognized related to the 2030 Senior Secured Notes during the three and six ended June 30, 2026 (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2026	2026
Cash interest expense
Contractual interest expense	$4,449	$8,849
Non-cash interest expense
Amortization of debt discount and debt issuance cost	946	1,843
Total interest expense	$5,395	$10,692
9.    WARRANTS
2030 Private Placement Warrants
In connection with the Exchange, the Company issued 439,919 of 2030 Private Placement Warrants under a warrant agreement dated June 30, 2025, each of which entitles the holder to purchase one share of common stock at an exercise price of $30.00.
Upon issuance, these warrants met the criteria for liability classification, resulting in a warrant liability of $1.9 million. The 2030 Private Placement Warrants were remeasured to fair value as of June 30, 2026, resulting in a warrant liability of $2.2 million. During the six months ended June 30, 2026, the Company recorded a related gain on remeasurement of $2.9 million in “change in fair value of warrant liability” in the condensed consolidated statements of operation. See Note 4 — Fair Value Measurements and Note 8 — Debt for additional details.

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
10.    COMMON STOCK
At-the-Market Program
On March 6, 2026, the Company entered into an open market sales agreement with Jefferies LLC (the “Agent”), as sales agent and/or principal, providing for an “at-the-market” equity offering program (the “ATM Program”) pursuant to which the Company may issue and sell from time to time shares of its common stock, par value $0.0001 per share, having an aggregate offering value of up to $30.0 million (the “Shares”) to or through the Agent in ordinary brokers’ transactions on the NYSE or otherwise, at market prices prevailing at the time of sale, in block transactions, in negotiated transactions, and in any manner permitted by applicable law or as otherwise agreed with the Agent. As of June 30, 2026, 595,303 shares have been sold under the ATM Program.
The following table provides information on shares of common stock sold under the ATM Program during the three months ended June 30, 2026 (dollars in thousands, except per-share amounts):

Three Months Ended June 30, 2026
Number of shares sold	595,303
Weighted-average offering price per share	$9.63
Gross proceeds	$5,805
Net proceeds (1)	$5,631
___________
(1) Net of sales agent commissions
We used the net proceeds received from the sale of the shares for general corporate purposes, including working capital. As of June 30, 2026, we had approximately $24.2 million of remaining capacity available for future issuances under the ATM Program.
11.    STOCK-BASED COMPENSATION
Equity Incentive Plans
In May 2024, the Company adopted the Stem, Inc. 2024 Equity Incentive Plan (as amended, the “2024 Plan”). Under the 2024 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), and other awards that are settled in shares of the Company’s common stock.

Stock Options
The following table summarizes the stock option activity for the period ended June 30, 2026:

	Number of Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Balances as of December 31, 2025	169,919	$106.55	6.1	$241
Options granted	3,500	18.30
Options forfeited and cancelled	(1,204)	355.20
Balances as of June 30, 2026	172,215	$103.02	5.7	$36
Options vested and exercisable — June 30, 2026	134,558	$127.01	4.8	$—
As of June 30, 2026, the Company had approximately $0.3 million of remaining unrecognized stock-based compensation expense for stock options, which is expected to be recognized over a weighted average period of 1.1 years.

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Restricted Stock Units
The following table summarizes the RSU activity for the period ended June 30, 2026:

	Number of RSUs Outstanding (1)	Weighted-Average Grant Date Fair Value Per Share
Balances as of December 31, 2025	601,260	$19.86
RSUs granted	714,896	8.54
RSUs vested	(133,345)	45.79
RSUs forfeited	(36,801)	17.32
Balances as of June 30, 2026	1,146,010	$9.85
(1) Includes certain restricted stock units with service and market-based vesting criteria.
As of June 30, 2026, the Company had approximately $8.1 million of remaining unrecognized stock-based compensation expense for RSUs, which is expected to be recognized over a weighted average period of 1.5 years.
Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense recorded in each component of operating expenses in the Company’s unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Sales and marketing	$177	$228	$433	$399
Research and development	493	105	1,165	1,859
General and administrative	784	1,062	1,903	3,454
Total stock-based compensation expense	$1,454	$1,395	$3,501	$5,712
Stock-based compensation expense associated with capitalized research and development expense was immaterial for the three months ended June 30, 2026. During the three months ended June 30, 2025, research and development expenses of $0.6 million, corresponding to internal-use software, were capitalized. Stock-based compensation expense associated with capitalized research and development expense was immaterial for the six months ended June 30, 2026. During the six months ended June 30, 2025, research and development expenses of $0.8 million, corresponding to internal-use software, were capitalized.

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
12.    NET (LOSS) INCOME PER SHARE
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
The following table sets forth the computation of basic net (loss) income per share and diluted net loss per share attributable to common stockholders, adjusted on a retroactive basis to reflect the reverse stock split as discussed in Note 2 — Summary of Significant Accounting Policies under “Basis of Presentation” (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net (loss) income attributable to common stockholders	$(14,383)	$202,531	$(33,308)	$177,531

Numerator - Diluted:
Net (loss) income per share attributable to common stockholders, basic	$(14,383)	$202,531	$(33,308)	$177,531
Less: Gain on extinguishment of debt, net of tax	—	(217,691)	—	(215,736)
Net loss attributable to Stem common stockholders, diluted	$(14,383)	$(15,160)	$(33,308)	$(38,205)

Denominator:
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic	9,110,452	8,330,679	8,815,386	8,263,378
Dilutive potential common shares	—	151,120	—	151,120
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, diluted	9,110,452	8,481,799	8,815,386	8,414,498

Net (loss) income per share attributable to common stockholders, basic	$(1.58)	$24.31	$(3.78)	$21.48
Net loss per share attributable to common stockholders, diluted	$(1.58)	$(1.79)	$(3.78)	$(4.54)
The following table shows total outstanding potentially dilutive shares excluded from the computation of diluted net loss per share attributable to common stockholders as their effect would have been anti-dilutive, adjusted on a retroactive basis to reflect the reverse stock split as discussed in Note 2 — Summary of Significant Accounting Policies under “Basis of Presentation”, as of June 30, 2026 and 2025:

	June 30, 2026	June 30, 2025
Outstanding 2028 Convertible Notes (if converted)	116,620	116,620
Outstanding 2030 Convertible Notes (if converted)	832,620	832,620
Outstanding stock options	172,215	241,773
Outstanding legacy warrants	127	127
Outstanding RSUs	1,146,010	655,845
Outstanding private placement warrants	439,919	439,919
Total	2,707,511	2,286,904

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
13.     INCOME TAXES
The following table reflects the Company’s provision for income taxes and the effective tax rates for the periods presented below (in thousands, except effective tax rate):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(Loss) income before provision for income taxes	$(14,370)	$203,006	$(33,183)	$178,064
Provision for income taxes	$(13)	$(475)	$(125)	$(533)
Effective tax rate	(0.09)%	0.23%	(0.38)%	0.30%
For the three months ended June 30, 2026, the Company recognized a provision for income taxes of $13 thousand, representing an effective tax rate of (0.09)%, which was lower than the statutory federal tax rate because the Company maintains a valuation allowance on its U.S. deferred tax assets. For the six months ended June 30, 2026, the Company recognized a provision for income taxes of $0.1 million, representing an effective tax rate of (0.38)%, which was lower than the statutory federal tax rate because the Company maintains a valuation allowance on its U.S. deferred tax assets during the six months ended June 30, 2026.
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
14.    SEGMENT INFORMATION
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
The following table sets forth the Company’s segment information for revenue and significant expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$33,654	$38,374	$62,654	$70,886
Less:
Cost of revenue	19,767	25,574	37,908	47,548
Compensation expense, excluding stock-based compensation	9,877	16,623	20,146	30,905
Stock-based compensation	1,454	1,395	3,501	5,712
Depreciation and amortization	4,266	4,009	7,601	8,249
Gain on extinguishment of debt	—	(220,047)	—	(220,047)
Other segment expenses, net (1)	12,660	7,814	26,681	20,455
Provision for income taxes	13	475	125	533
Net (loss) income	$(14,383)	$202,531	$(33,308)	$177,531
(1) Other segment expenses, net includes impairment of assets held for sale, interest expense and other income, net.

STEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
15.     COMMITMENTS AND CONTINGENCIES
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
Commitments
In January 2026, the Company recognized a $2.3 million operating lease liability and a corresponding operating lease right-of use asset, which are included in the unaudited condensed consolidated balance sheets as of June 30, 2026, consisting of 15,000 square feet of office space in Gurugram, India. The Company is accounting for this office lease as an operating lease under ASC 842. As of the commencement date of the lease, the remaining lease term was 44 months and base rent is approximately $44,995 per month.
Non-cancelable Purchase Obligations
During the three and six months ended June 30, 2026, there were no material changes to our non-cancelable purchase obligations.
Non-Income Related Taxes
During 2023, the Company was selected for sales and use tax examination by the state of California and determined that it was not appropriately charging certain customers sales tax and remitting the applicable amounts to the taxing authority for certain revenue arrangements from 2018 through 2022. The Company determined it was probable that it would be subject to sales tax liabilities plus applicable interest in certain states, principally California, and estimated a probable tax liability of $5.6 million. The Company accrued this amount and included it in general and administrative expense in the consolidated statement of operations in 2023. During 2025, the Company accrued additional interest of $0.2 million on the unpaid tax liability, included in interest expense in the unaudited condensed consolidated statements of operations. During 2025, the sales and use tax examination was extended by the state of California to include revenue arrangements for 2022 and 2024. The California sales and use tax examination is ongoing for the period from 2022 through 2024 and the Company is awaiting final ruling on its sales tax administration process and clarity on the required settlement amount. During 2026, the Company accrued additional interest of $0.2 million on the unpaid tax liability, included in interest expense in the unaudited condensed consolidated statements of operations.

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
Forward-looking statements address matters that are, to varying degrees, uncertain, such as statements about our financial and operating performance, guidance, targets and other forecasts or expectations regarding, or dependent on, our business outlook and strategy; and expectations around our software-centric business; our ability to secure sufficient and timely inventory from suppliers; our ability to meet contracted customer demand; our ability to manage manufacturing or delivery delays; our ability to manage our supply chain and distribution channels; our acquisitions, joint ventures, partnerships and other alliances; forecasts or expectations regarding the energy transition and global climate change; the integration and optimization of energy resources; our business strategies and those of our customers; our ability to retain or upgrade current customers, further penetrate existing markets or expand into new markets; the effects of natural disasters and other events beyond our control; the impacts of the One Big Beautiful Bill Act (“OBBB”) on our business and that of our customers; the direct or indirect effects on our business of macroeconomic factors and geopolitical instability, such as the armed conflicts between Russian and Ukraine and in the Middle East; and our outlook and future results of operations, including revenue, adjusted EBITDA, and other metrics.
Such forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results or outcomes to differ materially from those expressed or implied by such forward-looking statements, including but not limited to our inability to execute on, and achieve the expected benefits from, our operational and strategic initiatives, including from our cost reduction, and restructuring efforts; our inability to successfully execute on our new software-centric strategy; the effects of the OBBB on our business and that of our customers; our inability to secure sufficient and timely inventory from our suppliers, as well as contracted quantities of equipment; our inability to meet contracted customer demand; supply chain interruptions and manufacturing or delivery delays; disruptions in sales, production, service or other business activities; general macroeconomic and business conditions in key regions of the world, including inflationary pressures, general economic slowdown or a recession, high interest rates, changes in monetary policy, changes in trade policies, including tariffs or other trade restrictions or the threat of such actions, government shutdowns and instability in financial institutions; the direct and indirect effects of widespread health emergencies on our workforce, operations, financial results and cash flows; geopolitical instability, such as the armed conflicts between Russian and Ukraine and in the Middle East; the results of operations and financial condition of our customers and suppliers; pricing pressures; severe weather and seasonal factors; our inability to continue to grow and manage our growth effectively; our inability to attract and retain qualified employees and key personnel; our inability to comply with, and the effect on our business of, evolving legal standards and regulations, including those concerning data protection, consumer privacy, sustainability, and evolving labor standards; risks relating to the development and performance of our software-enabled services; our inability to retain or upgrade current customers, further penetrate existing markets or expand into new markets; the risk that our business, financial condition and results of operations may be adversely affected by other political, economic, business and competitive factors; and other risks and uncertainties discussed in Part II. Item 1A. “Risk Factors” in this Report, in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and in our other filings with the SEC. If one or more of these or other risks or uncertainties materialize (or the consequences of any such development changes), or should our underlying assumptions prove incorrect, our actual results or outcomes, or the timing of these results or outcomes, may vary materially from those reflected in our forward-looking statements. Forward-looking statements and other statements in this Report regarding our environmental, social, and other sustainability plans and goals are not an indication that these statements are necessarily material to the Company, investors or other stakeholders or required to be disclosed in our filings under U.S. securities laws or any other laws or requirements applicable to the Company. Forward-looking statements in this Report are made as of the date of such Report, and the Company disclaims any intention or obligation to update publicly or revise such forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.
You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Report. This discussion and analysis should also be read together with our audited consolidated financial statements and related notes, as well as the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. You should carefully read the sections entitled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” herein to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.

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
Our total revenue decreased from $38.4 million for the three months ended June 30, 2025 to $33.7 million for the three months ended June 30, 2026. We incurred net losses of $14.4 million for the three months ended June 30, 2026 and recognized net income of $202.5 million for the three months ended June 30, 2025. Our total revenue decreased from $70.9 million for the six months ended June 30, 2025 to $62.7 million for the six months ended June 30, 2026. For the six months ended June 30, 2026 and 2025, we incurred a net loss of $33.3 million and recognized net income of $177.5 million, respectively. As of June 30, 2026, we had an accumulated deficit of $1,522.1 million.
Key Factors, Trends and Uncertainties Affecting our Business
We believe that our performance and future success depend on several factors, some of which present significant opportunities for us, and some of which pose risks and challenges, including but not limited to:
Our Strategy
In 2024, we announced a new business strategy that reflects a renewed focus on developing and marketing our AI-enabled software, edge and services offerings. This transition resulted in significant operational changes during calendar years 2024 and 2025, including reduction of what had historically been the source of most of our revenue (battery resales), adjustments to the way we develop and market our products and services, and realignment of our business processes. These changes have resulted in reduced revenue, increased restructuring-related costs, reduced operating expenses, and short-term disruptions in our operations, which may negatively affect our ability to effectively scale our software and services offerings and achieve our financial and operational targets. Failure to achieve the anticipated benefits of our strategy may have a material adverse effect on our business, financial condition, and results of operations. See “Our strategy may not achieve anticipated benefits.” in Part I. Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for additional information about some risks related to our strategy.

Cash Reserves
The execution of our business strategy has required, and is expected to continue to require, investment in our software, our employees and infrastructure. As of June 30, 2026, we had cash and cash equivalents of $38.4 million, while our operating expenses for the three months ended June 30, 2026 were $21.6 million. If our cash flow from operations does not improve as expected, or if we are unable to secure additional sources of capital if or when the need arises, we may be constrained in our ability to make the investments required to continue execution of our new strategy.
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
One Big Beautiful Bill Act of 2025
In July 2025, the OBBB was enacted, which introduced material changes to clean energy tax credit programs that are significant to our business and may affect our financial condition, results of operations and future prospects. The OBBB did not result in any material changes to tax expense or cash tax for three and six months ended June 30, 2026, primarily as a result of the valuation allowance we have on our deferred tax assets.
The OBBB scales back the Investment Tax Credit (the “ITC”) available under Section 25D of the Internal Revenue Code (the “Code”) for residential solar and storage systems purchased through cash or loans. Under the OBBB, the Section 25D credit expired on December 31, 2025. In addition, the OBBB imposes new timing requirements for eligibility under Section 48E of the Code, which governs ITCs for leased solar and storage systems. Previously under the IRA, Section 48E credits were available through 2032 or such later period when the U.S. power sector emitted 75% less carbon emissions than 2022 levels. Under the OBBB, these credits will no longer be available for solar-only projects placed in service after December 31, 2027, unless construction begins on or before July 4, 2026, pursuant to a grandfathering rule. Projects that qualify under this rule must still meet continuity requirements to remain eligible. Energy storage projects are not subject to this placed-in-service deadline; however, the ITC for storage systems will begin to phase down, decreasing to 75% in 2034, 50% in 2035 and 0% in 2036.
The OBBB also amends the domestic content bonus credit rules for Section 48E projects. Projects commencing construction after June 16, 2025 and before January 1, 2026 must meet a 45% domestic cost threshold, increasing to 50% for construction beginning in 2026 and 55% thereafter.
Additionally, the OBBB introduces new compliance requirements under the Foreign Entity of Concern (“FEOC”) provisions for both Section 48E and the Advanced Manufacturing Production Tax Credit (“AMPTC”) under Section 45X. These provisions limit “material assistance” from FEOCs in projects otherwise eligible for tax credits under Section 48E and Section 45X and establish an escalating threshold of non-FEOC content that must be met by solar and storage projects beginning construction after 2025 and by manufactured components produced beginning after 2025.

On July 7, 2025, the President issued an Executive Order directing the Secretary of the Treasury to issue updated guidance on the “beginning of construction” requirements applicable to Section 48E projects and also to implement the FEOC restrictions under the OBBB. On August 15, 2025, the Treasury Department released Notice 2025-42, which eliminates the 5% safe harbor and makes the physical work test the sole method for establishing the beginning of construction for solar projects larger than 1.5 megawatts (AC), effective for projects that begin construction on or after September 2, 2025. On February 12, 2026, the Treasury Department released Notice 2026-15, providing interim guidance on the FEOC “material assistance” restrictions under Sections 45Y, 48E and 45X.
The OBBB makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. The OBBB has not had a material impact on our financial statements. We continue to evaluate the potential future impact of the OBBB on our financial statements.
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
The following table provides a reconciliation of GAAP gross profit and margin to non-GAAP gross profit and margin (in millions, except for percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$33.7	$38.4	$62.7	$70.9
Cost of revenue	(19.8)	(25.6)	(37.9)	(47.6)
GAAP gross profit	13.9	12.8	24.8	23.3
GAAP gross margin (%)	41%	33%	40%	33%

Adjustments to Gross Margin:
Amortization of capitalized software & developed technology	4.4	4.5	8.7	8.8
Impairments	0.1	1.4	0.1	1.4
Non-GAAP gross profit	$18.4	$18.7	$33.6	$33.5
Non-GAAP gross margin (%)	55%	49%	54%	47%

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
The following table provides a reconciliation of adjusted EBITDA to net (loss) income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Net (loss) income	$(14,383)	$202,531	$(33,308)	$177,531
Adjusted to exclude the following:
Depreciation and amortization (1)	11,507	12,926	22,025	24,621
Interest expense	7,510	4,072	14,869	8,362
Gain on extinguishment of debt	—	(220,047)	—	(220,047)
Stock-based compensation	1,454	1,395	3,501	5,712
Change in fair value of warrant liability	(503)	—	(2,914)	—
Recovery of accounts receivable write-off (2)	—	(3,500)	—	(3,500)
(Remeasurement of) impairment of assets held for sale	(545)	—	2,770	—
Provision for income taxes	13	475	125	533
Other expenses (3)	1,173	5,965	1,158	5,978
Adjusted EBITDA	$6,226	$3,817	$8,226	$(810)
(1) Depreciation and amortization includes depreciation and amortization expense, impairment loss of energy storage systems, and impairment loss of project assets.
(2) As previously disclosed, the Company wrote off certain receivables determined to be uncollectible. During the three and six months ended June 30, 2025, the Company recovered $3.5 million of the receivables previously written off.
(3) Adjusted EBITDA for the three and six months ended June 30, 2026 included other expenses of $1.2 million and $1.2 million, respectively. For the three months ended June 30, 2026, other expenses includes $1.1 million for acquisition and divestiture related charges and $0.1 million of other non-recurring expenses. For the six months ended June 30, 2026, other expenses includes $1.1 million for acquisition and divestiture related charges and $0.1 million of other non-recurring expenses.
Adjusted EBITDA for the three and six months ended June 30, 2025 included other expenses of $6.0 million and $6.0 million, respectively. For the three months ended June 30, 2025, other expenses includes $5.9 million for expenses related to restructuring costs to pursue greater efficiency and to realign our business and strategic priorities. For the six months ended June 30, 2025, other expenses includes $5.9 million for expenses related to restructuring costs to pursue greater efficiency and to realign our business and strategic priorities and $0.1 million of other non-recurring expenses.

Financial Results and Key Metrics
The following table presents our financial results and our key metrics (in millions, except for percentages and unless otherwise noted):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Key Financial Metrics
Revenue	$33.7	$38.4	$62.7	$70.9
GAAP gross profit	$13.9	$12.8	$24.8	$23.3
GAAP gross margin (%)	41%	33%	40%	33%
Non-GAAP gross profit	$18.4	$18.7	$33.6	$33.5
Non-GAAP gross margin (%)	55%	49%	54%	47%
Net (loss) income	$(14.4)	$202.5	$(33.3)	$177.5
Adjusted EBITDA	$6.2	$3.8	$8.2	$(0.8)

Key Operating Metrics
Bookings (1)	$36.8	$34.3	$63.3	$68.8
Contracted backlog* (2)	$27.1	$26.8	$27.1	$26.8
CARR* (3)	$69.0	69.2	$69.0	$69.2
ARR* (4)	$62.4	58.5	$62.4	$58.5
Solar operating AUM (in GW)* (5)	38.3	32.7	38.3	32.7
Storage operating AUM (in GWh)* (6)	1.8	1.7	1.8	1.7
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
Bookings
Due to the long-term nature of our contracts, bookings are a key metric that allows us to understand and evaluate the growth of our Company and our estimated future revenue related to customer contracts for our energy optimization services, sales of energy storage systems, asset monitoring software, edge devices, and project and professional service engagements. Bookings represent the total value of executed customer purchase orders. Customer purchase orders are typically executed three to six months ahead of hardware installation. The booking amount includes (1) hardware revenue, which is typically recognized at delivery of the energy storage system and/or edge device to the customer, and (2) services revenue, which represents the total software and services contract value which will be recognized ratably over the contract period.
Components of Our Results of Operations
Revenue
We generate services and other revenue and hardware revenue. Services and other revenue is generated through (i) asset management software (ii) energy optimization software, (iii) advisory services, and (iv) the sale of project assets. Software fees charged to customers generally consist of recurring fixed annual payments throughout the term of the contract and in some arrangements, an installation and/or upfront fee component. We may also receive incentives from utility companies in relation to the sale of our services.

We generate hardware revenue through (i) edge hardware devices and (ii) resales of OEM energy storage systems. Performance obligations are satisfied when the energy storage system and edge hardware device along with all ancillary hardware components are delivered. The milestone payments received before the delivery of hardware are treated as deferred revenue.
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
Cost of hardware revenue generally includes the cost to produce edge hardware and the battery hardware purchased from a manufacturer, shipping, delivery, and other costs required to fulfill our obligation to deliver the edge hardware and energy storage systems to the customer location. Cost of hardware revenue may also include any impairment of energy storage systems held in our inventory for sale to a customer. Cost of hardware revenue related to the sale of energy storage systems and edge hardware is recognized when the delivery of the product is completed.
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
(Remeasurement of) Impairment of Assets Held for Sale
(Remeasurement of) impairment of assets held for sale represents impairment charges as a result of the carrying amount being greater than the fair value of the assets held for sale and the remeasurement and reclassification of assets held for sale to held and used.

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
Other Income, Net
Other income, net consists primarily of income from interest, equity investments and foreign exchange gains or losses.

Results of Operations for the Three Months Ended June 30, 2026 and 2025

	Three Months Ended June 30,		$ Change	% Change
	2026	2025
	(in thousands, except percentages)
Revenue
Services and other revenue	$18,618	$20,852	$(2,234)	(11)%
Hardware revenue	15,036	17,522	(2,486)	(14)%
Total revenue	33,654	38,374	(4,720)	(12)%
Cost of revenue
Cost of services and other	11,559	14,262	(2,703)	(19)%
Cost of hardware	8,208	11,312	(3,104)	(27)%
Total cost of revenue	19,767	25,574	(5,807)	(23)%
Gross profit	13,887	12,800	1,087	8%
Operating expenses:
Sales and marketing	7,437	7,250	187	3%
Research and development	6,459	9,993	(3,534)	(35)%
General and administrative	8,207	8,900	(693)	(8)%
(Remeasurement of) impairment of assets held for sale	(545)	—	(545)	*
Total operating expenses	21,558	26,143	(4,585)	(18)%
Loss from operations	(7,671)	(13,343)	5,672	43%
Other (expense) income, net:
Interest expense	(7,510)	(4,072)	(3,438)	84%
Gain on extinguishment of debt	—	220,047	(220,047)	*
Change in fair value of warrant liability	503	—	503	*
Other income, net	308	374	(66)	(18)%
Total other (expense) income, net	(6,699)	216,349	(223,048)	(103)%
(Loss) income before provision for income taxes	(14,370)	203,006	(217,376)	(107)%
Provision for income taxes	(13)	(475)	462	(97)%
Net (loss) income	$(14,383)	$202,531	$(216,914)	(107)%
*Percentage is not meaningful
Revenue
Revenue decreased by $4.7 million, or 12%, for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. The decrease was primarily driven by a $2.5 million decrease in hardware revenue that is primarily the result of a decrease in battery hardware resales being offset by increased edge hardware and service offerings as the Company continues to strategically de-emphasize battery hardware resales and pursue higher margin opportunities. Service and other revenue also decreased $2.2 million primarily due to a decrease in managed services revenue related to the operations and optimization of energy storage assets, primarily offset by increased PowerTrack subscriptions.
Cost of Revenue
Cost of revenue decreased by $5.8 million, or 23%, for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. The decrease was primarily driven by a decrease in cost of hardware revenue of $3.1 million due to the decrease in battery hardware resales. Cost of services and other revenue decreased $2.7 million, primarily due to a decrease revenue from lower margin managed services.

Operating Expenses
Sales and Marketing
Sales and marketing expense increased by $0.2 million, or 3%, for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. The increase was primarily due to an increase of $0.8 million in the amortization of contract origination costs and professional services, partially offset by a decrease of $0.7 million in personnel related expenses mainly due to a decrease in headcount.
Research and Development
Research and development expense decreased by $3.5 million, or 35%, for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. The decrease was primarily due to a decrease of $4.1 million in personnel related expenses as a result of lower headcount, partially offset by an increase of $0.6 million in professional services and office-related expenses.
General and Administrative
General and administrative expense decreased by $0.7 million, or 8%, for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. The decrease was primarily driven by a decrease of $1.9 million in personnel costs driven by a decrease in headcount and a decrease of $1.0 million in professional services, partially offset by an increase of $2.3 million in office-related and other expenses.
(Remeasurement of) Impairment of Assets Held for Sale
During the three months ended June 30, 2026, we recorded a $0.5 million remeasurement adjustment to the impairment of assets held for sale, comprised of $0.4 million gain on the assets that no longer met held for sale criteria and a $0.1 million remeasurement adjustment to the impairment of assets held for sale.
Other (Expense) Income, Net
Interest Expense, Net
Interest expense increased by $3.4 million, or 84%, for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. The increase was driven by an increase of $3.4 million in interest on notes due to the debt exchange executed in the second quarter of 2025, an increase of $0.2 million on the unpaid sales and use tax liability, partially offset by a decrease of $0.2 million in interest on financing obligations.
Gain on Extinguishment of Debt
During the three months ended June 30, 2025, we recorded a $220.0 million gain on extinguishment of debt driven by the issuance of our 2030 Senior Secured Notes, 2030 Private Placement Warrants, and cash proceeds, which extinguished approximately $228.8 million aggregate principal amount of our 2028 Convertible Notes and approximately $121.3 million aggregate principal amount of our 2030 Convertible Notes.

Change in Fair Value of Warrant Liability
During the three months ended June 30, 2026, we recorded a decrease in fair value of $0.5 million relating to our private placement warrants.
Other Income, Net
Other income, net decreased by $0.1 million, or 18% for the three months ended June 30, 2026, as compared to three months ended June 30, 2025, primarily due to a decrease of $0.1 million in interest income from investments.
Provision for Income Taxes
During the three months ended June 30, 2026, we recorded a provision for income taxes of $13 thousand as a result of foreign and state income tax expense. During the three months ended June 30, 2025, we recorded a provision for income taxes of $0.5 million primarily as a result of foreign and state income tax expense.

Results of Operations for the Six Months Ended June 30, 2026 and 2025

	Six Months Ended June 30,		$ Change	% Change
	2026	2025
	(in thousands, except percentages)
Revenue
Services and other revenue	$37,292	$38,573	$(1,281)	(3)%
Hardware revenue	25,362	32,313	(6,951)	(22)%
Total revenue	62,654	70,886	(8,232)	(12)%
Cost of revenue
Cost of services and other	23,503	25,675	(2,172)	(8)%
Cost of hardware	14,405	21,873	(7,468)	(34)%
Total cost of revenue	37,908	47,548	(9,640)	(20)%
Gross profit	24,746	23,338	1,408	6%
Operating expenses:
Sales and marketing	13,954	14,042	(88)	(1)%
Research and development	13,034	21,321	(8,287)	(39)%
General and administrative	16,873	22,466	(5,593)	(25)%
(Remeasurement of) impairment of assets held for sale	2,770	—	2,770	*
Total operating expenses	46,631	57,829	(11,198)	(19)%
Loss from operations	(21,885)	(34,491)	12,606	37%
Other (expense) income, net:
Interest expense	(14,869)	(8,362)	(6,507)	78%
Gain on extinguishment of debt	—	220,047	(220,047)	*
Change in fair value of warrant liability	2,914	—	2,914	*
Other income, net	657	870	(213)	(24)%
Total other (expense) income, net	(11,298)	212,555	(223,853)	(105)%
(Loss) income before provision for income taxes	(33,183)	178,064	(211,247)	(119)%
Provision for income taxes	(125)	(533)	408	(77)%
Net (loss) income	$(33,308)	$177,531	$(210,839)	(119)%
*Percentage is not meaningful
Revenue
Revenue decreased by $8.2 million, or 12%, for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The decrease was primarily driven by a $7.0 million decrease in hardware revenue that is primarily the result of a decrease in battery hardware resales being offset by increased edge hardware and service offerings as the Company continues to strategically de-emphasize battery hardware resales and pursue higher margin opportunities. Service and other revenue also decreased $1.3 million, primarily due to a decrease in managed services revenue related to the operations and optimization of energy storage assets, partially offset by increased PowerTrack subscriptions.
Cost of Revenue
Cost of revenue decreased by $9.6 million, or 20%, for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The decrease was primarily driven by a decrease in cost of hardware revenue of $7.5 million primarily due to a reduction in low margin battery hardware resales as the company continues to strategically de-emphasize this business line and pursue higher margin opportunities. Cost of services and other revenue decreased $2.2 million primarily due to decrease revenue from lower margin managed services.

Operating Expenses
Sales and Marketing
Sales and marketing expense decreased by $0.1 million, or 1%, for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The decrease was driven by a decrease of $1.0 million in personnel related expenses due to a decrease in headcount, partially offset by an increase of $0.9 million in the amortization of contract origination costs and professional services.
Research and Development
Research and development expense decreased by $8.3 million, or 39%, for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The decrease was primarily due to a decrease of $7.8 million in personnel related expenses as a result of lower headcount, and a decrease of $0.5 million in professional services and other expenses.
General and Administrative
General and administrative expense decreased by $5.6 million, or 25%, for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The decrease was primarily driven by a decrease of $4.2 million in personnel related expenses driven by a decrease in headcount, and a decrease of $2.1 million in professional services, resulting from decreases in advisory services, partially offset by an increase of $0.8 million in office-related and other expenses.
(Remeasurement of) Impairment of Assets Held for Sale
During the six months ended June 30, 2026, we recorded net impairment of $2.8 million on assets held for sale as the carrying amount of the assets held for sale exceeded its fair value and the reclassification of an energy storage system previously impaired and held for sale to held for use.
Other Expense, Net
Interest Expense, Net
Interest expense, net increased by $6.5 million, or 78%, for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The increase was primarily driven by an increase of $6.8 million in interest on notes due to the debt exchange executed in the second quarter of 2025, and an increase of $0.2 million on the unpaid sales and use tax liability, partially offset by a decrease of $0.5 million in interest on financing obligations.
Gain on Extinguishment of Debt
During the six months ended June 30, 2025, we recorded a $220.0 million gain on extinguishment of debt driven by an issuance of our 2030 Senior Secured Notes, 2030 Private Placement Warrants, and cash proceeds, which extinguished approximately $228.8 million aggregate principal amount of our 2028 Convertible Notes and approximately $121.3 million aggregate principal amount of our 2030 Convertible Notes.
Change in Fair Value of Warrant Liability
During the six months ended June 30, 2026, we recorded a decrease in fair value of $2.9 million relating to our private placement warrants.
Other Income, Net
Other income, net decreased by $0.2 million, or 24%, for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025 primarily due to a $0.4 million decrease in interest income from short-term investments, partially offset by a $0.1 million increase in income from equity investments and a $0.1 million increase in other income.
Provision for Income Taxes
During the six months ended June 30, 2026, we recorded a provision for income taxes of $0.1 million primarily as a result of foreign and state income tax expense. During the six months ended June 30, 2025, we recorded a $0.5 million provision for income taxes as a result of foreign and state income tax expense primarily from the gain on extinguishment of 2028 Convertible Notes and 2030 Convertible Notes during the second quarter of 2025.

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
As of June 30, 2026, our principal sources of liquidity were cash and cash equivalents of $38.4 million, which were held for working capital purposes and for investment growth opportunities. As of June 30, 2026, our working capital (deficit), which we define as current assets less current liabilities, was a deficit of $18.2 million. We believe that our cash position is sufficient to meet our capital and liquidity requirements for at least the next 12 months.
Our attainment of profitable operations is dependent upon continued implementation of our business strategy, hiring and retaining our key executives and personnel with the requisite experience to develop our software and AI-based solutions, controlling our operating costs, building our customer base, and other factors. Failure to implement our new business strategy, generate sufficient revenues from our software and services offerings, achieve planned gross margins and operating profitability, control operating costs, or secure additional funding may require us to modify, delay, or abandon some of our planned future expansion or development, or to otherwise enact operating cost reductions available to management, which could have a material adverse effect on our business, operating results, and financial condition. The execution of our strategy has required significant operational changes, including reduction of what has historically been the source of most of our revenue (battery resales), adjustments to the way we develop and market our products and services, and realignment of our business processes. These changes have resulted in reduced revenue, increased costs and short-term disruptions in our operations, which have negatively impacted our financial condition in the near term. Furthermore, our cash reserves may constrain our ability to make the investments required to execute our new strategy or may otherwise not be sufficient to fund operations. If our cash flow from operations does not improve as quickly as expected, or if we are unable to secure additional sources of capital if or when the need arises, it may have a material adverse effect on our business, financial condition, and results of operations.
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

Financing Obligations
We have entered into arrangements wherein we finance the cost of energy storage systems via special purpose entities (“SPEs”) we establish with outside investors. These SPEs are not consolidated into our financial statements, but are accounted for as equity method investments. The investors provide us upfront payments through the SPEs. Under these arrangements, the payment by the SPEs to us is accounted for as a borrowing by recording the proceeds received as a financing obligation. The financing obligation is repaid with the future customer payments and incentives received. A portion of the amounts paid to the SPE is allocated to interest expense using the effective interest rate method. Furthermore, we continue to account for the revenues from customer arrangements and incentives and all associated costs despite such systems being legally sold to the SPEs due to our significant continuing involvement in the operations of the energy storage systems. The total financing obligation as of June 30, 2026 was $37.2 million, of which $13.2 million was classified as a current liability.
2028 Green Convertible Senior Notes
On November 22, 2021, we sold to Morgan Stanley & Co. LLC, Goldman Sachs & Co. LLC and Barclays Capital Inc, as initial purchasers (the “2021 Initial Purchasers”), and the 2021 Initial Purchasers purchased from us, $460.0 million aggregate principal amount of our 0.50% Green Convertible Notes due 2028 (the “2028 Convertible Notes’), pursuant to a purchase agreement dated as of November 17, 2021, by and between us and the 2021 Initial Purchasers. Our net proceeds from this offering were approximately $445.7 million, after deducting the 2021 Initial Purchasers’ discounts and commissions and the estimated offering expenses payable by us. The 2028 Convertible Notes accrue interest payable semi-annually in arrears and will mature on December 1, 2028, unless earlier repurchased, redeemed or converted in accordance with their terms prior to such date. Upon conversion, we may choose to pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock. The 2028 Convertible Notes are redeemable for cash at our option at any time given certain conditions. Refer to Note 8 — Debt, of the Notes to the unaudited condensed consolidated financial statements in this Report for additional details regarding this transaction.
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
On April 3, 2023, we used approximately $99.8 million of the net proceeds from the issuance of the 4.25% Green Convertible Senior Notes due 2030 (“2030 Convertible Notes”) to purchase and surrender for cancellation approximately $163.0 million in aggregate principal amount of our 2028 Convertible Notes. See Note 8 — Debt, of the Notes to the unaudited condensed consolidated financial statements in this Report for additional details regarding this transaction.
On June 30, 2025, we exchanged approximately $228.8 million aggregate principal amount of the Company’s 2028 Convertible Notes and approximately $121.3 million aggregate principal amount of the Company’s 2030 Convertible Notes, for a portion of the Senior Secured PIK Toggle Notes due 2030 (the “2030 Senior Secured Notes”), which resulted in a $220.0 million gain on debt extinguishment. See Note 8 — Debt, of the Notes to the unaudited condensed consolidated financial statements in this Report, for additional details regarding this transaction.
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
2030 Convertible Notes
On April 3, 2023, we issued $240.0 million aggregate principal amount of our 2030 Convertible Notes in a private placement offering to qualified institutional buyers (the “2023 Initial Purchasers”) pursuant to Rule 144A under the Securities Act of 1933, as amended. The 2030 Convertible Notes are senior, unsecured obligations of the Company and bear interest at a rate of 4.25% per year, payable in cash semi-annually in arrears in April and October of each year, beginning in October 1, 2023. The 2030 Convertible Notes will mature on April 1, 2030, unless earlier repurchased, redeemed or converted in accordance with their terms prior to such date. Upon conversion, we may choose to pay or deliver cash, shares of common stock or a combination of cash and shares of common stock. The 2030 Convertible Notes are redeemable for cash at our option at any time given certain conditions. See Note 8 — Debt, of the Notes to the unaudited condensed consolidated financial statements in this Report, for additional details regarding this transaction.
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
On June 30, 2025, we exchanged approximately $121.3 million aggregate principal amount of the Company’s 2030 Convertible Notes, for a portion of the new 2030 Senior Secured Notes, which resulted in a $220.0 million gain on debt extinguishment. See Note 8 — Debt, of the Notes to the unaudited condensed consolidated financial statements in this Report, for additional details regarding this transaction.
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
The transaction included an exchange of approximately (i) $228.8 million principal amount of the 2028 Convertible Notes and (ii) $121.3 million principal amount of the 2030 Convertible Notes, less amounts in lieu of fractional notes, for the 2030 Senior Secured Notes, warrants to purchase 439,919 shares of common stock (the “2030 Private Placement Warrants”), (iii) $10.0 million of cash proceeds, and accrued and unpaid interest on the exchanged 2028 Convertible Notes and 2030 Convertible Notes. The exchange resulted in a $220.0 million gain on debt extinguishment recorded within other income (expenses), net in the unaudited condensed consolidated statements of operations. The gain on debt extinguishment represented the proportional carrying value of the exchanged 2028 Convertible Notes and 2030 Convertible Notes, which in aggregate was $343.9 million, reduced by the collective fair value of the 2030 Senior Secured Notes of $132.0 million and the fair value of the 2030 Private Placement Warrants of $2.2 million, offset by cash received. The fair value of the 2030 Senior Secured Notes was estimated using a Black Derman-Toy lattice model with a yield of approximately 14.6%, synthetic credit rating for the Company, volatility of 32%, and the risk free rate of 3.79% for the expected term associated with the 2030 secured notes. The fair value of the 2030 Private Placement Warrants was estimated using the Black-Scholes-Merton model based on the Company’s closing strike price on the date of extinguishment of $6.23, volatility of 118.60%, and the risk free rate of 3.79% for the expected term associated with the 2030 secured notes. The Company accrued $5.2 million in debt issuance costs primarily consisting of financial advisory, legal, and accounting fees. See 2028 Convertible Notes and 2030 Convertible Notes above for further details on the impacts of the debt extinguishment.
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

At-the Market Program
On March 6, 2026, the Company entered into an open market sales agreement with Jefferies LLC (the “Agent”), as sales agent and/or principal, providing for an “at-the-market” equity offering program (the “ATM Program”) pursuant to which the Company may issue and sell from time to time shares of its common stock, par value $0.0001 per share, having an aggregate offering price of up to $30.0 million (the “Shares”) to or through the Agent in ordinary brokers’ transactions on the NYSE or otherwise, at market prices prevailing at the time of sale, in block transactions, in negotiated transactions, and in any manner permitted by applicable law or as otherwise agreed with the Agent. We intend to use any net proceeds received from the sale of the shares for general corporate purposes, including working capital. As of June 30, 2026, 595,303 shares have been issued under the ATM Program. Total net proceeds were $5.6 million.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(7,975)	$(12,742)
Net cash used in investing activities	(2,555)	(4,674)
Net cash provided by financing activities	121	1,682
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(91)	225
Net decrease in cash, cash equivalents and restricted cash	$(10,500)	$(15,509)
Operating Activities
During the six months ended June 30, 2026, net cash used in operating activities was $8.0 million, primarily due to our net loss of $33.3 million, adjusted for non-cash items of $27.5 million and net cash outflow of $2.1 million from changes in operating assets and liabilities. Non-cash items primarily consisted of depreciation and amortization of $21.9 million, non-cash interest expense of $0.7 million related to debt issuance costs, stock-based compensation expense of $3.5 million, non-cash lease expense of $1.3 million, impairment of assets held for sale of $2.8 million, and other non-cash items of $0.1 million, partially offset by a change in fair value of warrant liability of $2.9 million. The net cash outflow from changes in operating assets and liabilities was primarily driven by an increase in inventory of $1.5 million, an increase in other assets of $1.4 million an increase in contract origination costs of $0.5 million, a decrease in accrued expenses and other liabilities of $3.3 million, a decrease in deferred revenue of $2.9 million, and a decrease in lease liabilities of $1.6 million, partially offset by a decrease in accounts receivable of $5.1 million, and an increase in accounts payable of $4.1 million.
During the six months ended June 30, 2025, net cash used in operating activities was $12.7 million, primarily due to our net income of $177.5 million, adjusted for non-cash items of $186.4 million and net cash outflow of $3.9 million from changes in operating assets and liabilities. Non-cash items primarily consisted of a net gain on extinguishment of debt of $220.0 million, and , partially offset by depreciation and amortization of $22.2 million, non-cash interest expense of $0.2 million related to debt issuance costs, stock-based compensation expense of $5.7 million, non-cash lease expense of $1.4 million, impairment of energy storage systems of $1.4 million, provision for accounts receivable allowance of $1.5 million , and other non-cash items of $1.1 million. The net cash outflow from changes in operating assets and liabilities was primarily driven by a decrease in accounts receivable of $14.8 million, a decrease in inventory of $6.3 million, a decrease in other assets of $1.7 million, partially offset by an increase in contract origination costs of $0.6 million, an increase in project assets of $2.2 million, a decrease in accounts payable of $18.7 million, a decrease in accrued expenses and other liabilities of $1.2 million, a decrease in deferred revenue of $2.8 million, and a decrease in lease liabilities of $1.2 million.
Investing Activities
During the six months ended June 30, 2026, net cash used in investing activities was $2.6 million, and consisted of $2.6 million in capital expenditures related to internally-developed software.
During the six months ended June 30, 2025, net cash used in investing activities was $4.7 million, and consisted of $4.6 million in capital expenditures related to internally-developed software.
Financing Activities
During the six months ended June 30, 2026, net cash provided by financing activities was $0.1 million, and consisted of net proceeds of $5.6 million from issuances of common stock under the ATM Program, partially offset by the repayment of financing obligations of $4.7 million and a distribution to non-controlling interest of $0.8 million.

During the six months ended June 30, 2025, net cash provided by financing activities was $1.7 million, and primarily consisted of net proceeds from the issuance of senior secured notes of $10.0 million, partially offset by repayment of financing obligations of $8.4 million.
Contractual Obligations and Commitments
As of June 30, 2026, except as discussed in Note 15 — Commitments and Contingencies, there have been no material changes to our contractual obligations described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Off-Balance Sheet Arrangements
We are not a party to any off-balance sheet arrangements, including guarantee contracts, retained or contingent interests, or unconsolidated VIEs that either have, or would reasonably be expected to have, a current or future material adverse effect on our unaudited condensed consolidated financial statements.
Critical Accounting Policies and Estimates
A summary of our critical accounting policies and estimates is presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and there have been no material changes to our critical accounting estimates during the three and six months ended June 30, 2026.
Recent Accounting Pronouncements
As of June 30, 2026, except as discussed in Note 2 — Summary of Significant Accounting Policies, there have been no material changes to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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
Based on management’s evaluation (under the supervision and with the participation of our CEO and our CFO) of the effectiveness of the design and operation of our Disclosure Controls as of June 30, 2026, our CEO and CFO have concluded that our Disclosure Controls were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the second quarter of 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities

In connection with our acquisition of 100% of the assets of raicoon GmbH (“raicoon”), on April 23, 2026, we issued 389,569 shares of the Company’s common stock to raicoon, a non-U.S. entity in Austria. This issuance was made in reliance on the following exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”): Regulation S under the Securities Act as an offering made outside the United States to non-U.S. persons. The Company took appropriate measures to confirm that the recipients of securities in this transaction acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof. Appropriate legends or notices were affixed to the securities issued in reliance on Regulation S to ensure compliance with Securities Act requirements.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(c) Trading Plans. The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted or terminated by our Section 16 officers and directors during the three months ended June 30, 2026, and intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (“Rule 10b5-1 Trading Plans”). No Section 16 officer or director adopted or terminated any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K promulgated under the Exchange Act) during the three months ended June 30, 2026.

Name and Title	Date of Adoption or Termination of Rule 10b5-1 Trading Plan	Duration of Rule 10b5-1 Trading Plan	Aggregate Number of Securities to be Purchased or Sold
Brian Musfeldt, Chief Financial Officer	Adopted 05/14/2026	8/10/2026 through 3/1/2027	Sell up to 3,667 shares of common stock, subject to certain conditions

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation, dated April 28, 2021 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 4, 2021).
3.2
Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Stem, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on June, 16, 2025).

3.3	Second Amended and Restated Bylaws, dated October 15, 2025 (incorporated by reference to Exhibit 3.3 to Stem’s Quarterly Report on Form 10-Q filed on October 30, 2025).
10.1†	Stem, Inc. Second Amended and Restated 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K filed on June 3, 2026).
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*Filed herewith
**Furnished herewith
† Management or compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on August 12, 2026.

STEM, INC.

By:	/s/ Brian Musfeldt
Brian Musfeldt
Chief Financial Officer
(Principal Financial Officer)